Form 10-Q
period 1998-03-31
EARTHSHELL CONTAINER CORP
filed 1998-05-15
CIK 911801

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                ------------------

                                     FORM 10-Q

               /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended March 31, 1998

                / /  TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d)
                         OF SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From ______to_________

                                ------------------

                          Commission File Number 333-13287


                               EARTHSHELL CORPORATION
               (Exact name of registrant as specified in its charter)

          DELAWARE                                     77-0322379
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


                800 MIRAMONTE DRIVE, SANTA BARBARA, CALIFORNIA 93109
                 (Address of principal executive office)      (Zip Code)

         Registrant's telephone number, including area code: (805) 897-2294

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/    No / /

The number of shares outstanding of the registrant's common stock as of May 15, 1998 was 97,049,720.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               EARTHSHELL CORPORATION

                                     FORM 10-Q

                        FOR THE QUARTER ENDED MARCH 31, 1998

                                       INDEX


PART I. FINANCIAL INFORMATION

     Item 1.   Financial Statements                                   Page
                                                                      ----
              a)   Balance Sheets
                   as of March 31, 1998 (unaudited) and December 31,
                   1997. . . . . . . . . . . . . . . . . . . . . . .    1

              b)   Statements of Operations
                   for the Three Months Ended March 31, 1998 and 1997 (unaudited) and for the period from November 1,
                   1992 (inception) through March 31, 1998
                   (unaudited) . . . . . . . . . . . . . . . . . . .    2

              c)   Statements of Stockholders' Equity (Deficit)
                   for the Three Months Ended March 31, 1998
                   (unaudited) . . . . . . . . . . . . . . . . . . .    3

              d)   Statements of Cash Flows
                   for the Three Months Ended March 31, 1998 and 1997 (unaudited) and for the period from November 1, 1992
                   (inception) through March 31, 1998 (unaudited). .    4

              e)   Notes to Financial Statements
                   (unaudited) . . . . . . . . . . . . . . . . . . .    6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . .    9


PART II. OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds. . . . . . .   11

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .   12

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                               PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



EARTHSHELL CORPORATION
(A Development Stage Enterprise)

BALANCE SHEETS
March 31, 1998 (Unaudited) and December 31, 1997
-------------------------------------------------------------------------------

                                                               March 31,      December 31,
                                                                 1998             1997
                                                                 ----             ----
                                                             (Unaudited)
ASSETS
 CURRENT ASSETS:
     Cash and cash equivalents                               $  151,902,271   $      8,437
     Prepaid insurance                                              360,265          9,248
     Other assets                                                    43,111         19,288
                                                             --------------   ------------
         Total current assets                                   152,305,647         36,973

PROPERTY AND EQUIPMENT, Net                                       8,083,910      3,741,129
                                                             --------------   ------------
TOTAL                                                        $  160,389,557   $  3,778,102
                                                             --------------   ------------
                                                             --------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Note payable to majority stockholder                                     $ 32,060,887
     Notes payable to banks                                  $       27,339     11,843,855
     Accrued interest to majority stockholder                                      636,068
     Payable to majority stockholder                                               622,090
     Accounts payable and accrued expenses                        3,151,538      3,182,534
                                                             --------------   ------------
         Total current liabilities                                3,178,877     48,345,434
                                                             --------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.01 par value, 10,000,000 shares
      authorized; 9,170,000 Series A shares designated;
      6,988,850 and 2,995,446 Series A shares issued and
      outstanding as of December 31, 1997 and March 31, 1998         29,954         69,888
     Additional paid-in preferred capital                        24,403,113     24,403,113
     Common stock, $.01 par value, 200,000,000 shares
      authorized, 82,530,000 and 97,049,720 issued and
      outstanding as of December 31, 1997 and March 31, 1998        970,497        825,300
     Additional paid-in common capital                          210,196,583      4,355,352
     Deficit accumulated during the development stage           (78,389,467)   (74,220,985)
                                                             --------------   ------------
         Total stockholders' equity (deficit)                   157,210,680    (44,567,332)
                                                             --------------   ------------
TOTAL                                                        $  160,389,557   $  3,778,102
                                                             --------------   ------------
                                                             --------------   ------------

                      SEE NOTES TO FINANCIAL STATEMENTS.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------

                                                                     Three Months Ended        Inception
                                                                          March 31,            through
                                                                   -------------------- -      March 31,
                                                                   1998            1997          1998
                                                                   ----            ----          ----
                                                               (Unaudited)     (Unaudited)   (Unaudited)
EXPENSES:
     Related party research and development                    $  1,759,666   $  1,920,220  $  39,483,778
     Other research and development                                 650,415        114,376      5,326,411
     Related party general and adminstrative expenses                16,800         16,800      1,818,400
     Other general and administrative expenses                      403,427        386,649     15,981,020
     Depreciation and amortization                                  194,125        112,589      2,453,502
     Related party patent expenses                                   58,389        380,266      7,258,996
                                                               ------------   ------------  -------------
         Total expenses                                           3,082,822      2,930,900     72,322,107

Related party interest expense                                      651,586        443,154      4,800,655
Other interest expense, net                                         433,274        315,460      1,261,905
                                                               ------------   ------------  -------------
LOSS BEFORE INCOME TAXES                                          4,167,682      3,689,514     78,384,667

INCOME TAXES                                                            800            800          4,800
                                                               ------------   ------------  -------------
NET LOSS                                                       $  4,168,482   $  3,690,314  $  78,389,467
                                                               ------------   ------------  -------------
                                                               ------------   ------------  -------------
BASIC AND DILUTED LOSS PER COMMON SHARE                               $0.05          $0.04

WEIGHTED AVERAGE NUMBER OF SHARES USED IN
   COMPUTING LOSS PER COMMON SHARE                               83,820,642     82,530,000

                       SEE NOTES TO FINANCIAL STATEMENTS.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------------------------------------

                                          CUMULATIVE
                                          CONVERTIBLE                                                     DEFICIT
                                        PREFERRED STOCK    ADDITIONAL                        ADDITIONAL ACCUMULATED
                                           SERIES A         PAID-IN         COMMON STOCK      PAID-IN     DURING
                                     --------------------  PREFERRED   --------------------   COMMON     DEVELOPMENT
                                     SHARES        AMOUNT   CAPITAL      SHARES     AMOUNT    CAPITAL      STAGE          TOTAL
                                     ------        ------  ---------     ------     ------   ---------- ------------      -----
BALANCE, DECEMBER 31, 1997          6,988,850     $69,888 $24,403,113  82,530,000  $825,300  $4,355,352 ($74,220,985) ($44,567,332)

Conversion of preferred stock
 to common stock                   (3,993,404)    (39,934)              3,993,404   39,934

Issuance of common stock                                               10,526,316  105,263  205,841,231                205,946,494

Net loss                                    -           -           -           -        -            -   (4,168,482)    (4,168,482)
                                   ----------     ------- -----------  ----------  -------  ----------- ------------   ------------
BALANCE, MARCH 31, 1998             2,995,446     $29,954 $24,403,113  97,049,720 $970,497 $210,196,583 ($78,389,467)  $157,210,680
                                   ----------     ------- -----------  ----------  -------  ----------- ------------   ------------
                                   ----------     ------- -----------  ----------  -------  ----------- ------------   ------------

                       SEE NOTES TO FINANCIAL STATEMENTS.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,            INCEPTION THROUGH
                                                                     -------------------------        MARCH 31,
                                                                        1998          1997              1998
                                                                        ----          ----              ----
                                                                     (UNAUDITED)   (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $  (4,168,482) $  (3,690,314) $ (78,389,467)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                        194,125        112,589      2,453,502
    Issuance of stock options to director and consultant                                             3,096,761
    Issuance of stock options to officer                                                               650,000
    Amortization of debt issue costs                                                    123,135        271,277
    Loss on sale or disposal of property and equipment                                                  65,639
    Net loss on sale of investments                                                                     32,496
    Accretion of discounts on investments                                                             (410,084)
  Changes in operating assets and liabilities:
    Prepaid expenses and other assets                                   (374,840)         1,629       (403,376)
    Accounts payable and accrued expenses                                (30,996)      (333,291)     3,151,537
    Payable to majority stockholder                                     (622,090)     1,889,198     24,854,092
    Accrued interest to majority stockholder                            (636,068)        12,013
                                                                   -------------  -------------  -------------
      Net cash used in operating activities                           (5,638,351)    (1,885,041)   (44,627,623)
                                                                   -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments - U.S. government securities                                             (36,918,254)
  Proceeds from sales and redemptions of investments                                                37,295,842
  Proceeds from sale of property and equipment                                                         297,670
  Purchase of property and equipment                                  (4,536,906)       (21,511)   (11,772,456)
                                                                   -------------  -------------  -------------
      Net cash used in investing activities                           (4,536,906)       (21,511)   (11,097,198)
                                                                   -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable to stockholders              1,450,000                    14,270,000
  Proceeds from drawings on line of credit with bank                   2,150,000      1,890,000     14,000,000
  Proceeds from issuance of common stock                             221,052,636                   221,062,636
  Common stock issuance costs                                        (15,106,142)                  (15,106,142)
  Proceeds from issuance of preferred stock                                                         25,675,000
  Preferred stock issuance costs                                                                    (1,201,999)
  Repayment of notes payable                                         (47,477,403)                  (51,072,403)
                                                                   -------------  -------------  -------------
      Net cash provided by financing activities                      162,069,091      1,890,000    207,627,092
                                                                   -------------  -------------  -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     151,893,834        (16,552)   151,902,271

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             8,437         21,178
                                                                   -------------  -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  151,902,271       $  4,626 $  151,902,271
                                                                   -------------  -------------  -------------
                                                                   -------------  -------------  -------------
                        SEE NOTES TO FINANCIAL STATEMENTS.



EARTHSHELL CORPORATION
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS - continued
-------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,          INCEPTION THROUGH
                                                                       --------------------         MARCH 31,
                                                                        1998          1997           1998
                                                                        ----          ----           ----
                                                                     (Unaudited)   (Unaudited)     (Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
      Income taxes                                                  $        800     $      800   $      4,800
      Interest                                                      $  1,720,944     $  192,344   $  3,026,633

 Non-cash transactions:
     Warrants issued with debt                                                       $  123,135   $    306,168
     Transfer of property from EKI                                                                $     28,745
     Conversion of preferred stock to common stock                  $     39,934                  $     39,934


                         SEE NOTES TO FINANCIAL STATEMENTS.

EARTHSHELL CORPORATION

NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)
MARCH 31, 1998
------------------------------------------------------------------------------
1.   PRESENTATION OF FINANCIAL INFORMATION

     The foregoing financial information is unaudited and has been prepared from the books and records of EarthShell Corporation (the "Company"). In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and its cash flows in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting.

     Certain information and footnote disclosures which were included in the Company's financial statements for the year ended December 31, 1997 have been condensed or omitted from this report. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Prospectus dated March 23, 1998.

     In addition, all references in the financial statements to number of shares outstanding and per share amounts of the Company's common and preferred stock have been restated to reflect a 262-for-one stock split (see Note 7).

     Certain reclassifications have been made to the 1997 financial statements to conform to 1998 classifications.

     Basic and diluted loss per common share is calculated based on weighted average shares outstanding of 83,820,642 and 82,530,000 for March 31, 1998 and 1997, respectively. Basic and diluted are the same because common stock equivalents are considered anti-dilutive.

2.   RELATED PARTY TRANSACTIONS

     For the three months ended March 31, 1998 and 1997, the Company paid or accrued $1,759,666 and $1,920,220, respectively, for services performed under the Amended and Restated Technical Services and Sublease Agreement effective October 1, 1997, and $16,800 in sublease payments for each of the respective periods to, the Company's majority stockholder, E. Khashoggi Industries, LLC ("EKI").

     Under the Amended and Restated Agreement for Allocation of Patent
     Costs ("Patent Cost Allocation Agreement") effective October 1, 1997, legal fees related to patents of $58,389 and $380,266 were paid to or on behalf of EKI for the three months ended March 31, 1998 and 1997, respectively.

     The Company repaid the total indebtedness to its majority stockholder through March 27, 1998 totaling $36,630,548, which includes $32,875,887 in promissory notes, $1,287,654 in accrued interest, and $2,467,007 in accounts payable.

3.   PROPERTY AND EQUIPMENT

     At March 31, 1998, property and equipment consist of the following:



     Furniture and lab equipment                      $   2,380,732
     Deposits on equipment                                6,762,779
         Less:  accumulated depreciation                 (1,059,601)
                                                      -------------
     Property and equipment - net                     $   8,083,910
                                                      -------------

EARTHSHELL CORPORATION

MARCH 31, 1998
------------------------------------------------------------------------------

4.   NOTES PAYABLE TO BANKS

     On March 27, 1998, the Company repaid the $14,000,000 Imperial Bank line of credit.

     As of March 31, 1998, the Company is obligated for a property loan of $27,339.

5.   COMMITMENTS

     At March 31, 1998, the unpaid balances due to vendors for equipment purchases totaled $9,153,919.

     On February 16, 1998, EKI entered into a patent purchase agreement with a third party for the purchase of certain technology applicable to starch-based disposable packaging. EKI will license such technology to the Company. In connection with the purchase and pursuant to the terms of the Patent Cost Allocation Agreement, the Company agreed to pay the seller of the technology $3.5 million on or about December 31, 2003, which obligation is secured by a letter of credit. The Company's obligation will be reduced by 5% of the purchase price of any equipment purchased by EKI, the Company or its licensees or joint venture partners from the seller of the technology. In addition the Company is required to pay $3 million over the five year period commencing January 1, 2004 if EKI, the Company or the Company's licensees or joint venture partners have not purchased, by December 31, 2003, at least $35 million of equipment from the seller of the technology and EKI, the Company or the Company's licensees or joint venture partners make active use of the purchased technology.

6.   COMMON STOCK OFFERING

     On March 23, 1998, the Company issued an additional 10,526,316 shares of its common stock in a public offering for $205,946,494 after deducting underwriting discounts and commissions and offering expenses. A portion of these proceeds was used to repay indebtedness to the majority stockholder (see Note 2), repay the note payable to bank (see Note 4), and pay the preferred dividends (see Note 9). The balance of the proceeds which is reflected in cash and cash equivalents as of March 31, 1998 will be used to: (i) facilitate the development of manufacturing capacity for the Company's products by engineering, developing and constructing turnkey manufacturing lines for lease to licensees or contribution to joint ventures; (ii) expand the EarthShell product development center; (iii) launch an initial public relations and advertising campaign; (iv) secure additional patent protection for the Company's licensed technology;
     (v) establish a fund for the enforcement and protection of patents and
     (vi) for general corporate purposes, including the employment of additional personnel, the continued design and development of EarthShell products and anticipated operating losses.

EARTHSHELL CORPORATION

MARCH 31, 1998
------------------------------------------------------------------------------

7.   STOCK SPLIT

     On March 23, 1998, the Company declared a 262-for-one stock split of its common stock. Common stock and additional paid-in capital have been restated to reflect this split. The par value of the common stock will remain unchanged at $.01 per share. In accounting for the stock split, the Company recorded an increase in common stock of $822,150, with a corresponding reduction in capital in excess of par value. The number of shares issued at December 31, 1997, after giving effect to the split, was 82,530,000 (315,000 shares were issued and outstanding before the stock split and common stock offering).

8.   CUMULATIVE CONVERTIBLE PREFERRED STOCK

     In connection with the Company's 262-for-one stock split and the public offering of common stock, 3,993,404 shares of Series A preferred stock were converted to 3,993,404 shares of common stock, of which 2,673,684 shares were sold in the initial public offering. The remaining 2,995,446 shares of preferred stock are convertible to common stock. The Company has the right to redeem this preferred stock at a total cost of $11,604,495 prior to September 30, 1998 and at a total cost of $11,433,000 after September 30, 1998. The Company intends to call remaining shares of preferred stock for redemption during the second quarter of 1998 and expects 2,995,446 shares to convert rather than be redeemed.

9.   SUBSEQUENT EVENT

     In anticipation of the preferred stock redemption, on April 15, 1998, the Board of Directors declared a cash dividend to preferred stockholders of $1.40 per share accrued at 8% per annum. The total dividends paid were $9,725,201.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenditures for the development of EarthShell products increased $375,000 from $2.0 million for the three months ended March 31, 1997 to $2.4 million for the three months ended March 31, 1998. The Company was billed by EKI for research and development services totaling $1.9 million and $1.8 million for the three months ended March 31, 1997 and 1998, respectively.

          GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses increased $21,000 from $403,000 for the three months ended March 31, 1997 to $424,000 for the three months ended March 31, 1998.

          DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $81,000 from $113,000 for the three months ended March 31, 1997 to $194,000 for the three months ended March 31, 1998. The increase in depreciation expense was mainly a result of the purchase of pilot manufacturing equipment for the Company's Santa Barbara product development center and the commercial manufacturing equipment to be installed at Sweetheart Cup Company in Baltimore, Maryland.

          PATENT EXPENSES. Legal fees reimbursed to EKI under the Amended and Restated Agreement for Allocation of Patent Costs with EKI decreased $322,000 from $380,000 for the three months ended March 31, 1997 to $58,000 for the three months ended March 31, 1998. The decrease was primarily a result of filing fewer new patent applications.

          INTEREST EXPENSE. Net interest expense increased $341,000 from $759,000 for the three months ended March 31, 1997 to $1.1 million for the three months ended March 31, 1998. The increase in interest expense was due to additional borrowings from EKI and against the Company's line of credit.

The Company's financial condition and the results of its operations are subject to a number of factors that are set forth in the prospectus filed with the Company's Registration Statement on Form S-1 (Commission No. 333-13287; effective March 23, 1998).

LIQUIDITY AND CAPITAL RESOURCES AT MARCH 31, 1998

On March 23, 1998, the Company issued 10.5 million shares of its common stock in a public offering for $205.9 million net of issuance costs. A portion of the proceeds was used to repay indebtedness to the majority stockholder of $36.6 million and bank debt of $14.0 million. The remaining proceeds are reflected in cash and cash equivalents of $151.9 million as of March 31, 1998. During the remainder of 1998, the Company expects to incur operating expenses significantly in excess of amounts incurred in prior periods.

Net cash used in operations was $5.6 million and $1.9 million for the three
months ended March 31, 1998 and 1997, respectively.   Net cash used in
investing activities was $4.5 million and $21,500, for the three months ended March 31, 1998 and 1997, respectively. In addition to the repayment of indebtedness, the Company used the public offering proceeds to repay outstanding payables and purchase equipment to facilitate the development of manufacturing capacity for EarthShell products.

Subsequent to December 31, 1997 and prior to the public offering, the Company borrowed an additional $1.5 million and $2.2 million from a majority stockholder and the bank, respectively. These additional borrowings were repaid on March 27, 1998.

The Company anticipates that it will borrow from third-party lenders a portion of the funds required to purchase manufacturing equipment and construct turnkey manufacturing lines for its licensee and joint venture partners. The Company believes that the remaining proceeds from the public offering together with such third-party financing will be sufficient to meet its foreseeable working capital requirements through at least the next two years.

The Company has no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all. If the Company is unable to obtain additional financing as needed, the Company may be required to reduce the scope of its anticipated manufacturing ramp-up and products introduction, which could have an adverse effect on the Company's business, financial condition and results of operations.

                             PART II. OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          CHANGES IN SECURITIES -

     On March 23, 1998, the stockholders approved an increase in the number of authorized common shares from 1,000,000 to 200,000,000 and an increase in the number of authorized preferred shares from 100,000 to 10,000,000. On that day, the Company issued an additional 10,526,316 shares of its common stock in a public offering for $205,946,494 net of issuance costs. In addition, the Company declared a 262-for-one stock split of its common stock. Furthermore, in connection with the Company's public offering of common stock, 3,993,404 shares of preferred stock, after giving effect to the split, were converted to common stock to allow for the sale of 2,673,684 shares. The remaining 2,995,446 shares of preferred stock are convertible to common stock or the Company has the right to redeem the preferred stock at a price of $3.87 per share prior to September 30, 1998 and at a price of $3.82 per share after September 30, 1998. The Company intends to call all outstanding preferred shares for redemption in the second quarter of 1998 and expects all preferred shares to convert to common shares rather than be redeemed.

     In anticipation of the preferred stock redemption, on April 15, 1998, the Board of Directors declared a cash dividend to preferred stockholders of $1.40 per share accrued at 8% per annum. The total dividends paid were $9,725,201.

          USE OF PROCEEDS -

     As part of the Company's initial public offering, the Company issued 10,526,316 shares of its common stock, $.01 par value (the "IPO Shares"), on March 23, 1998. The offering terminated on April 23, 1998 upon the underwriters' election not to exercise their overallotment option. The IPO Shares were issued in a registered offering pursuant to a Registration Statement on Form S-1 (Commission File No. 333-13287; effective
     March 23, 1998) through a syndicate of underwriters, the representatives of which were Salomon Smith Barney Inc. and Credit Suisse First Boston Corporation. The IPO Shares were offered and sold by the underwriters at an initial public offering price of $21.00 per share, resulting in aggregate offering proceeds of $221,052,636.

     The Company incurred expenses in connection with this offering as follows:

          Underwriting discounts and commissions       $13,815,790
          Other expenses                                 1,290,352
                                                       -----------
          Total expenses                               $15,106,142
                                                       -----------
                                                       -----------

     None of the above expenses was paid either directly or indirectly to directors, officers, general partners of the Company or its associates, or to persons owning more than 10% of any class of equity security of the Company or to affiliates of the Company.

          Through March 31, 1998, the Company has applied approximately $67,891,000 of the $205,946,494 in net offering proceeds as follows:


          Repayment of indebtedness owed to principal stockholder  $36,630,548
          Repayment of indebtedness owed to bank                    14,000,000
          Payment of cash dividend to preferred stockholders         9,725,201
          Deposits on manufacturing equipment                        5,607,107
          Working capital and general corporate purposes             1,928,492
                                                                   -----------
          Total proceeds applied                                   $67,891,348
                                                                   -----------
                                                                   -----------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

     10.  Master License Agreement
     27.  Financial Data Schedule (filed only electronically with the SEC)
     99.  Press Release issued May 15, 1998

(B) Reports on Form 8-K
     No reports on Form 8-K were filed by EarthShell during the quarter ended March 31, 1998

Items 1, 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EarthShell Corporation

Date: May 15, 1998                 By:  /s/ Scott Houston
                                      ------------------------------
                                          Scott Houston
                                          CHIEF FINANCIAL OFFICER

                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
                                   AND DULY AUTHORIZED OFFICER)