Form 10-Q
period 1998-06-30
EARTHSHELL CONTAINER CORP
filed 1998-08-13
CIK 911801

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                              -----------------------

                                     FORM 10-Q

               /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended June 30, 1998

                / /  TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d)
                         OF SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From ______to_________

                          ---------------------------------

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

The number of shares outstanding of the registrant's common stock as of August 12, 1998 was 100,045,166.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                               EARTHSHELL CORPORATION

                                     FORM 10-Q

                        FOR THE QUARTER ENDED JUNE 30, 1998

                                       INDEX

PART I. FINANCIAL INFORMATION

     Item 1.    Financial Statements                                                 Page
                                                                                     ----

                a)   Balance Sheets
                     as of June 30, 1998 (unaudited) and December 31, 1997. . . . . . 1

                b)   Statements of Operations
                     for the Three and Six Months Ended June 30, 1998 and 1997
                     (unaudited) and for the period from November 1, 1992 (inception)
                     through June 30, 1998 (unaudited). . . . . . . . . . . . . . . . 2

                a)   Statement of Stockholders' Equity
                     for the Six Months Ended June 30, 1998 (unaudited) . . . . . . . 3

                d)   Statements of Cash Flows
                     for the Six Months Ended June 30, 1998 and 1997 (unaudited)
                     and for the period from November 1, 1992 (inception)
                     through June 30, 1998 (unaudited). . . . . . . . . . . . . . . . 4

                e)   Notes to Financial Statements (unaudited). . . . . . . . . . . . 6

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations . . . . . . . . . . . . . . . . .10


PART II. OTHER INFORMATION

                Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . 14

                Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 15

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16


EARTHSHELL CORPORATION
(A Development Stage Enterprise)

BALANCE SHEETS
June 30, 1998 (Unaudited) and December 31, 1997
--------------------------------------------------------------------------------


                                                                                June 30,          December 31,
                                                                                  1998                1997
                                                                               ------------      ------------
                                                                               (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                 $124,791,235      $      8,437
     Restricted cash                                                              3,500,000
     Short-term investments                                                       4,998,698
     Prepaid insurance                                                              234,011             9,248
     Other assets                                                                   222,437            19,288
                                                                               ------------      ------------
          Total current assets                                                  133,746,381            36,973

PROPERTY AND EQUIPMENT, Net                                                      16,570,271         3,741,129
                                                                               ------------      ------------
TOTAL                                                                          $150,316,652      $  3,778,102
                                                                               ------------      ------------
                                                                               ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Note payable to majority stockholder                                                        $ 32,060,887
     Notes payable to banks                                                    $     25,916        11,843,855
     Accrued interest to majority stockholder                                                         636,068
     Payable to majority stockholder                                                800,167           622,090
     Accounts payable and accrued expenses                                        7,561,212         3,182,534
                                                                               ------------      ------------
          Total current liabilities                                               8,387,295        48,345,434
                                                                               ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred Stock, $.01 par value, 10,000,000 shares
      authorized; 9,170,000 Series A shares designated;
      6,988,850 and 1,213,846 Series A shares issued and
      outstanding as of December 31, 1997 and June 30, 1998, respectively            12,138            69,888
     Additional paid-in preferred capital                                        24,403,113        24,403,113
     Common stock, $.01 par value, 200,000,000 shares
      authorized, 82,530,000 and 98,831,320 issued and
      outstanding as of December 31, 1997 and June 30, 1998, respectively           988,313           825,300
     Additional paid-in common capital                                          200,587,693         4,355,352
     Deficit accumulated during the development stage                           (84,061,900)      (74,220,985)
                                                                               ------------      ------------
          Total stockholders' equity (deficit)                                  141,929,357       (44,567,332)
                                                                               ------------      ------------
TOTAL                                                                          $150,316,652      $  3,778,102
                                                                               ------------      ------------
                                                                               ------------      ------------


                          SEE NOTES TO FINANCIAL STATEMENTS.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended June 30, 1998 and 1997
For the Six Months Ended June 30, 1998 and 1997
--------------------------------------------------------------------------------



                                                                For the Three Months            For the Six Months     Inception
                                                                  Ended June 30,                  Ended June 30,        through
                                                            -------------------------     -------------------------      June 30,
                                                                1998           1997          1998           1997           1998
                                                            ----------     ----------     ----------     ----------    -----------
EXPENSES:
     Related party research and development                 $2,044,706     $1,955,957     $3,804,372     $3,876,177    $41,528,484
     Other research and development                          3,653,482        303,177      4,303,897        417,553      8,979,893
     Related party general and adminstrative expenses           16,800         16,800         33,600         33,600      1,835,200
     Other general and administrative expenses               1,629,551        462,377      2,133,197        849,026     17,610,571
     Depreciation and amortization                             194,000        124,876        388,125        237,465      2,647,502
     Related party patent expenses                              26,712        100,107         85,101        480,373      7,285,708
                                                            ----------     ----------     ----------     ----------    -----------

          Total expenses                                     7,565,251      2,963,294     10,748,292      5,894,194     79,887,358

INTEREST (INCOME)/EXPENSE:
     Interest income                                        (1,893,383)           (19)    (1,943,493)           (35)    (2,438,832)
     Related party interest expense                                           512,279        651,587        955,433      4,770,731
     Other interest expense                                        565        300,942        383,729        616,418      1,837,843
                                                            ----------     ----------     ----------     ----------    -----------
LOSS BEFORE INCOME TAXES                                     5,672,433      3,776,496      9,840,115      7,466,010     84,057,100

INCOME TAXES                                                                                     800            800          4,800
                                                            ----------     ----------     ----------     ----------    -----------
NET LOSS                                                    $5,672,433     $3,776,496     $9,840,915     $7,466,810    $84,061,900
                                                            ----------     ----------     ----------     ----------    -----------
                                                            ----------     ----------     ----------     ----------    -----------

BASIC AND DILUTED LOSS PER COMMON SHARE                          $0.06          $0.05          $0.11          $0.09

WEIGHTED AVERAGE NUMBER OF SHARES USED IN
   COMPUTING LOSS PER COMMON SHARE                          98,831,320     82,530,000     91,325,981     82,530,000


                        SEE NOTES TO FINANCIAL STATEMENTS.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                 Cumulative
                                 Convertible                                                             Deficit
                                Preferred Stock        Additional                           Additional   Accumulated
                                   Series A             Paid-In        Common Stock          Paid-In      during
                               --------------------    Preferred   -------------------      Common      Development
                                 Shares      Amount     Capital     Shares      Amount      Capital       Stage          Total
                               -----------  -------   -----------  ----------  --------  ------------  ------------  ------------
BALANCE, JANUARY 1, 1998         6,988,850  $69,888   $24,403,113  82,530,000  $825,300    $4,355,352  ($74,220,985) ($44,567,332)

Conversion of preferred stock
  to common stock               (5,775,004) (57,750)                5,775,004    57,750

Issuance of common stock                                           10,526,316   105,263   196,232,341                 196,337,604

Net loss                                                                                                 (9,840,915)   (9,840,915)
                               -----------  -------   -----------  ----------  --------  ------------  ------------  ------------
BALANCE, JUNE 30, 1998           1,213,846  $12,138   $24,403,113  98,831,320  $988,313  $200,587,693  ($84,061,900) $141,929,357
                               -----------  -------   -----------  ----------  --------  ------------  ------------  ------------
                               -----------  -------   -----------  ----------  --------  ------------  ------------  ------------



                          SEE NOTES TO FINANCIAL STATEMENTS.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 1998 and 1997
-------------------------------------------------------------------------------



                                                                                         For the Six Months       Inception
                                                                                            Ended June 30,        through
                                                                                    ------------------------      June 30,
                                                                                         1998        1997          1998
                                                                                    -----------   -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          $(9,840,915)  $(7,466,810)   $(84,061,900)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                       388,125       237,465       2,647,502
    Issuance of stock options to director and consultant                                                            3,096,761
    Issuance of stock options to officer                                                              205,225         650,000
    Amortization of debt issue costs                                                                                  271,277
    Loss on sale or disposal of property and equipment                                                                 65,639
    Net loss on sale of investments                                                                                    32,496
    Accretion of discounts on investments                                                                            (410,084)
  Changes in operating assets and liabilities:
    Prepaid expenses and other assets                                                  (427,912)       21,588        (456,448)
    Accounts payable and accrued expenses                                             4,378,678       (77,497)      7,561,211
    Accrued interest on note payable to majority stockholder                           (636,068)       81,138
    Payable to majority stockholder                                                     178,077     4,375,980      25,654,259
                                                                                   ------------   -----------    ------------
      Net cash used in operating activities                                          (5,960,015)   (2,622,911)    (44,949,287)
                                                                                   ------------   -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments                                                 (4,998,698)                  (41,916,952)
  Proceeds from sales and redemptions of investments                                                               37,295,842
  Proceeds from sale of property and equipment                                                                        297,670
  Purchase of property and equipment                                                (13,217,266)      (45,851)    (20,452,816)
                                                                                   ------------   -----------    ------------
      Net cash used in investing activities                                         (18,215,964)      (45,851)    (24,776,256)
                                                                                   ------------   -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable to stockholders                             1,450,000       885,000      14,270,000
  Proceeds from drawings on line of credit with bank                                  2,150,000     1,890,000      14,000,000
  Proceeds from issuance of common stock                                            221,052,636                   221,062,636
  Common stock issuance costs                                                       (14,989,831)                  (14,989,831)
  Preferred stock dividends paid                                                     (9,725,201)                   (9,725,201)
  Proceeds from issuance of preferred stock                                                                        25,675,000
  Preferred stock issuance costs                                                                                   (1,201,999)
  Repayment of notes payable                                                        (47,478,827)                  (51,073,827)
                                                                                   ------------   -----------    ------------
      Net cash provided by financing activities                                     152,458,777     2,775,000     198,016,778
                                                                                   ------------   -----------    ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                               128,282,798       106,238     128,291,235

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            8,437        21,179
                                                                                   ------------   -----------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $128,291,235   $   127,417    $128,291,235
                                                                                   ------------   -----------    ------------
                                                                                   ------------   -----------    ------------


                           SEE NOTES TO FINANCIAL STATEMENTS.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 1998 and 1997
-------------------------------------------------------------------------------



                                                            For the Six Months       Inception
                                                              Ended June 30,          through
                                                     --------------------------       June 30,
                                                           1998           1997          1998
                                                     -----------      ---------      ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid for:
      Income taxes                                   $       800      $     800      $    4,800
      Interest                                       $ 1,721,509      $ 411,193      $3,027,198

 Non-cash transactions:
     Warrants issued with debt                                                       $  306,168
     Transfer of property from EKI                                                   $   28,745
     Conversion of preferred stock to common stock       $57,750                     $   57,750



                        SEE NOTES TO FINANCIAL STATEMENTS.

NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)
JUNE 30, 1998
------------------------------------------------------------------------------

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

     In addition, all references in the financial statements to number of shares outstanding and per share amounts of the Company's common and preferred stock have been restated to reflect a 262-for-one stock split (see Note 9).

     Certain reclassifications have been made to the 1997 financial statements to conform to 1998 classifications.

     Basic and diluted loss per common share is calculated based on weighted average shares outstanding of 98,831,320 and 91,325,981 for the three and six months ended June 30, 1998, respectively, and 82,530,000 for the three and six months ended June 30, 1997, respectively. Basic and diluted are the same because common stock equivalents are considered anti-dilutive.

2.   CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash, funds invested in money market mutual funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase. The carrying value of cash equivalents approximates fair value. The money market mutual fund deposits have an investment objective to provide high current income to the extent consistent with the preservation of capital and the maintenance of liquidity.

     At March 30, 1998, a certificate of deposit for $3,500,000 was opened as collateral on the letter of credit related to the Company's obligation under a letter agreement between EKI and the Company relating to a patent purchase agreement between EKI and a third party as discussed in Note 7 and was classified as restricted cash on the balance sheet.

3.   SHORT-TERM INVESTMENTS

     Investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115 and are classified as available for sale. This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized gains and losses are charged or credited to a separate component of stockholders' equity. At June 30, 1998, the market value of short-term investments approximates cost.

EARTHSHELL CORPORATION

JUNE 30, 1998
------------------------------------------------------------------------------

4.   RELATED PARTY TRANSACTIONS

     For the three months ended June 30, 1998 and 1997, the Company paid or accrued $2,044,706 and $1,955,957, respectively, and for the six months ended June 30, 1998 and 1997, the Company paid or accrued $3,804,372 and $3,876,177, respectively, for services performed under the Amended and Restated Technical Services and Sublease Agreement effective October 1, 1997, and $16,800 and $33,600 in sublease payments for each of the respective three month and six month periods to the Company's majority stockholder, E. Khashoggi Industries, LLC ("EKI").

     Under the Amended and Restated Agreement for Allocation of Patent Costs ("Patent Cost Allocation Agreement") effective October 1, 1997, patent related legal fees of $26,712 and $100,107 were paid to or on behalf of EKI for the three months ended June 30, 1998 and 1997, respectively, and $85,101 and $480,373 for the six months ended June 30, 1998 and 1997, respectively.

     The Company repaid the total indebtedness to its majority stockholder through March 27, 1998 of $36,630,548, which includes $32,875,887 in promissory notes, $1,287,654 in accrued interest, and $2,467,007 in accounts payable.

5.   PROPERTY AND EQUIPMENT

     At June 30, 1998, property and equipment consist of the following:


     Commercial Manufacturing Equipment: Construction in progress
          Sweetheart Cup Company - lines 1-3                                9,657,145
          Sweetheart Cup Company - future lines                             1,575,426

     Product Development Center:
          Equipment                                                         4,110,970
          Construction in progress                                          1,867,256
          Leasehold Improvements                                              433,560

     Office Equipment & Furniture                                             179,515

     Less:  accumulated depreciation                                       (1,253,601)
                                                                          -----------
     Property and equipment - net                                         $16,570,271
                                                                          -----------
                                                                          -----------

6.   NOTE PAYABLE TO BANK

     On March 27, 1998, the Company repaid the $14,000,000 Imperial Bank line of credit.

EARTHSHELL CORPORATION

JUNE 30, 1998
-------------------------------------------------------------------------------

7.   COMMITMENTS

     The Company has committed to capital expenditures for the Sweetheart installation of $9,918,618 in addition to the construction in progress of $11,232,571 (see Note 5). The Company has also committed to capital expenditures of $947,360 related to other equipment being purchased, primarily for the Santa Barbara product development center.

     Effective July 1, 1998, the Company entered into operating leases for development facilities and office space in California and Maryland,
     respectively, which expire over the next eight years.   Both leases provide
     the Company with options to renew the leases for five years subject to certain conditions.

     Future minimum lease payments required under leases as of June 30, 1998 were as follows:


     1998                          $    401,498
     1999                               807,029
     2000                               811,062
     2001                               764,695
     2002                               751,928
     Thereafter                       1,058,064
                                   ------------
     Total                         $  4,594,276
                                   ------------
                                   ------------


     On February 16, 1998, EKI entered into certain agreements with an equipment manufacturer providing for the purchase by EKI of certain technology applicable to starch-based disposable packaging. EKI licenses such technology to the Company on a royalty-free basis pursuant to the Amended and Restated License Agreement dated February 28, 1995. In connection with the purchase, and pursuant to the terms of the Patent Cost Allocation Agreement, the Company agreed to pay the seller of the technology $3,500,000 on or about December 31, 2003, which obligation is secured by a letter of credit.

     The Company's obligation will be reduced by 5% of the purchase price of any equipment purchased by EKI, the Company or its licensees or joint venture partners from the seller of the technology. In addition, the Company is required to pay $3,000,000 over the five year period commencing January 1, 2004, if EKI, the Company or the Company's licensees or joint venture partners have not purchased, by December 31, 2003, at least $35,000,000 of equipment from the seller of the technology and EKI, the Company or the Company's licensees or joint venture partners make active use
     of the purchased technology.   EKI has agreed to indemnify the
     Company to the extent the Company is required to pay any portion of this $3,000,000 obligation solely as a result of EKI's or its licensees' active use of such patents and related technology (other than use by the Company or its sublicensees).

8.   COMMON STOCK OFFERING

     Pursuant to the Company's prospectus dated March 23, 1998, on March 27, 1998, the Company issued an additional 10,526,316 shares of its common stock in a public offering that resulted in

EARTHSHELL CORPORATION

JUNE 30, 1998
-------------------------------------------------------------------------------

     proceeds of $205,712,061 after deducting underwriting discounts and commissions and offering expenses.

9.   STOCK SPLIT

     On March 23, 1998, the Company declared a 262-for-one stock split of its common stock. Common stock and additional paid-in capital have been restated to reflect this split. The par value of the common stock remained unchanged at $.01 per share. In accounting for the stock split, the Company recorded an increase in common stock of $822,150, with a corresponding reduction in capital in excess of par value. The number of shares issued and outstanding at December 31, 1997, after giving effect to the split, was 82,530,000 (315,000 shares were issued and outstanding before the stock split and common stock offering).

10.  CUMULATIVE CONVERTIBLE PREFERRED STOCK

     To facilitate the sale by stockholders of Series A preferred stock in the initial public offering of common stock, 3,993,404 shares of the 6,988,850 shares of outstanding Series A preferred stock were converted to 3,993,404 shares of common stock, on a post-split basis. A portion of the converted shares were sold in the initial public offering by stockholders.

     The other 2,995,446 shares of Series A preferred stock remained convertible to common stock after the initial public offering. In the Company's Prospectus dated March 23, 1998, the Company disclosed its intent to redeem all Series A preferred stock shortly following the initial public offering. In anticipation of the preferred stock redemption, on April 15, 1998, the Board of Directors declared a cash dividend to preferred stockholders of $1.40 per share based on the dividend rate of 8% per annum on the liquidation preference of the shares. The total dividends paid were $9,725,201. By notice dated May 13, 1998 and effective July 14, 1998, the Company called for redemption, the remaining 2,995,446 shares of Series A preferred stock, of which 1,781,600 shares were converted to common stock as of June 30, 1998. Subsequent to June 30, 1998, the remaining 1,213,846 shares were converted. As of July 13, 1998, all outstanding shares of Series A preferred stock had been converted to common stock.

11.  SUBSEQUENT EVENT

     On August 6, 1998, the Board of Directors declared a cash dividend to former preferred stockholders based on the 8% per annum dividend rate pursuant to the Certificate of Designation, Preferences Relative, Participating, Optional and Other Special Rights for Series A Cumulative Senior Convertible Preferred Stock, which provides for dividends to accrue until the time of conversion, together with interest thereon at the rate of 8% per annum from the date of conversion until the date of payment. Total dividends and interest accrued on August 6, 1998 in respect of such obligation amounted to $208,604.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The Company was organized in November 1992 as a Delaware corporation and remains a development stage enterprise. The Company's principal stockholder, EKI, has been involved since July 1985 in the development of various new material technologies including the ALI-ITE composite material. The Company was formed to develop, license and commercialize food service disposables made of the ALI-ITE composite material ("EarthShell Products"). The Company has an exclusive, worldwide, royalty-free license from EKI to use certain technology for this purpose. The Company intends to license or joint venture with existing manufacturers of food service disposables for the manufacture and distribution of EarthShell Products. The Company expects to derive revenues primarily from license royalties, income from joint ventures and lease payments from equipment leased to manufacturers of EarthShell Products.

DEVELOPMENT OF FIRST COMMERCIAL MANUFACTURING FACILITY

One of the Company's licensees, Sweetheart Cup Company Inc. ("Sweetheart"), has secured a contract with Perseco (McDonald's primary packaging purchasing agent), to supply over a three-year period McDonald's Corporation's US restaurants with a minimum of 1.8 billion Big Mac sandwich containers made from the EarthShell material. To support this initial commercial EarthShell application, EarthShell has agreed with Sweetheart to provide manufacturing equipment to Sweetheart with adequate capacity to fulfill the Perseco/McDonald's order.

In cooperation with Sweetheart, the Company has engaged The Food Group ("TFG"), a division of CH2M Hill, to provide detailed engineering, procurement and construction management services relating to the installation of three commercial sandwich container production lines at Sweetheart's Owings Mills, Maryland facility. These lines have been designed to enable Sweetheart to produce Big Mac sandwich containers in sufficient quantities to fulfill Sweetheart's supply agreement with Perseco. The development of this facility has been the Company's major focus since the Perseco supply agreement relating to Big Mac sandwich containers was secured by Sweetheart in October 1997.

As this is EarthShell's first commercial implementation of its technology, management has intentionally over-scoped certain construction design elements of these first lines to reduce startup risks and ensure reliable operations. Additionally, incremental computerized monitoring systems have been incorporated to provide detailed measuring of all aspects of production so as to facilitate improvements to the technology and enhance value-engineering opportunities to reduce the cost of future lines. The information generated by these systems will provide the foundation for the development of standardized, modular designs in future installations. Therefore, as anticipated, the Company has incurred and will incur one-time costs on this initial commercial production facility that will not be required in future sites.

Originally, four production lines were planned for the Sweetheart facility. However, by reconfiguring the manufacturing equipment, the number of lines
has been reduced from four to three.   Based on vendor trials of the actual
commercial machinery components of the first manufacturing line, the Company believes that the throughput of the first three commercial lines will meet or exceed the throughput specified by the original four line design.

The Company has expended approximately $15.0 million on a year-to-date basis on the Sweetheart installation. Approximately $9.7 million relates to process equipment installed or deposits on equipment in-transit to the site related to the first three lines and $1.6 million relates to future lines at Sweetheart. Approximately $3.7 million reflects engineering and design costs including costs related to this being the initial commercial implementation of the technology.

OTHER CUSTOMERS AND LICENSEES

Based on discussions with Sweetheart, the Company is confident that an agreement will be concluded with Sweetheart to build an additional 4 or 5 lines at the Owings Mills site. In anticipation of this next agreement, approximately $1.6 million incurred to date on the Sweetheart installation relate to purchase of capital equipment attributable to this future capacity.

In addition to discussions underway at Sweetheart, the Company is engaged in discussions with additional converters for the creation of new licensing or joint venture agreements to further commercialize its technology. The Company is also engaged in discussions with potential EarthShell end users and product distributors. Based on these discussions, the Company has initiated engineering design work for the next commercial installations which will manufacture a broadened commercial product set. The current project at Sweetheart will allow EarthShell management to validate production economics, which in turn will allow the Company to be strategically selective in its targeting of improved arrangements related to licensees, distribution channels and end users.

While it is not the Company's policy to disclose the specific nature of on-going negotiations, management is confident that announcements it will make over the next few months as to the outcome of these discussions will further validate customer demand and converter commitment.

TRANSITION ACTIVITIES IN PREPARATION FOR MANUFACTURING RAMP-UP

The Company is transitioning from being a development stage company primarily engaged in product development to a company engaged in licensing and supporting the commercial implementation of its technology. Concurrent with the development of the first commercial EarthShell production facility and in response to market demand, the Company is planning and preparing for rapid growth.

In line with this, during the second quarter, the Company hired several senior executives to expand core competencies and fill critical on-going positions: William F. McLaughlin, President and Chief Operating Officer; William F. Spengler, Senior Vice President of Corporate Development and Business Development, and Vincent J. Truant, Vice President of Marketing, Sales and Public Relations. Subsequent to the end of the second quarter, the Company also hired Michael M. Hagerty as Vice President and Chief Technology Officer. These hirings reflect the Company's intensified efforts to build a highly experienced management team to assure maximum creation of value to its stockholders. It is anticipated that approximately 15 additional employees will be hired during the third and fourth quarters of this year in the areas of manufacturing project management, marketing and finance.

To better address and service the geographical concentration of the Company's initial and anticipated commercial activities and to minimize projected operating costs, the Company's corporate headquarters is being relocated to
Baltimore, Maryland.   Accordingly, the Company has entered into a long-term
lease agreement for office space in downtown Baltimore where the Company's senior management team will be located. Research and development activities, which will continue to be heavily supported by the EKI technical staff, will remain in the Santa Barbara, California area where an expansion of EarthShell's product development center is underway.

The Company has engaged the Boston Consulting Group to support its continuing strategic business planning efforts. The Company is seeking to refine its execution strategy, and management believes the Boston Consulting Group is uniquely positioned to provide support in this process, which is expected to conclude during the third quarter.

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998, TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997

RESEARCH AND DEVELOPMENT EXPENSES.   Total research and development
expenditures for the development of EarthShell Products increased $3.4 million from $2.3 million to $5.7 million for the three months ended June 30, 1997 compared to the three months ended June 30, 1998, and increased $3.8 million from $4.3 million to $8.1 million for the six months ended June 30, 1997 compared to the six months ended June 30, 1998. The increase in both periods was anticipated as part of the Company's commercialization activities and was due primarily to $3.7 million in design and engineering fees related to the development of the Company's first commercial manufacturing line. The Company was billed by EKI for research and development services totaling $2.0 million for each of the three months ended June 30, 1997 and 1998, respectively, and $3.9 million for the six months ended June 30, 1997 and $3.8 million for the six months ended June 30, 1998.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses increased $1.2 million from $462,000 to $1.6 million for the three months ended June 30, 1997 compared to the three months ended June 30, 1998, and increased $1.3 million from $849,000 to $2.1 million for the six months ended June 30, 1997 compared to the six months ended June 30, 1998.

The increase in both periods was a result of the beginning of commercialization activities and was due primarily to planned executive staffing additions in the second quarter of 1998 which resulted in increased salaries of $582,000 and signing bonuses of $65,000 paid to certain individuals.

The Company also engaged the Boston Consulting Group in support of its continuing strategic business planning efforts. During the second quarter of
1998, $350,000 in fees had been accrued related to this engagement.   In
addition, the Company's Directors and Officers insurance policy was updated to reflect its new public company status including higher limits of liabilities. Accordingly, the premium for such coverage increased from $92,000 to $351,000. During the first six months of 1998, $137,000 of the annual premiums were amortized.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $69,000 from $125,000 to $194,000 for the three months ended June 30, 1997 compared to the three months ended June 30, 1998, and increased $151,000 from $237,000 to $388,000 for the six months ended June 30, 1997 compared to the six months ended June 30, 1998. The increase in depreciation expense was primarily the result of the addition of pilot manufacturing equipment to the Company's Santa Barbara product development center.

As the commercial manufacturing equipment being installed at Sweetheart is placed in service, it is anticipated that depreciation and amortization will increase significantly.

RELATED PARTY PATENT EXPENSES. Legal fees reimbursed to EKI under the Amended and Restated Agreement for Allocation of Patent Costs with EKI decreased $73,000 from $100,000 to $27,000 for the three months ended June 30, 1997 compared to the three months ended June 30, 1998, and decreased $395,000 from $480,000 to $85,000 for the six months ended June 30, 1997 compared to the six months ended June 30, 1998. The decrease was primarily a result of filing fewer new patent applications than one year ago.

INTEREST INCOME. Interest income of $1.9 million for the three and six months ended June 30, 1998 reflects investment earnings on the net proceeds of $205.7 million from the initial public offering completed at the end of March 1998. The Company's investment policy requires that the proceeds from the IPO be invested in investment grade money market instruments with maturities less than one year.

INTEREST EXPENSE. Interest expense decreased $812,000 from $813,000 to $565 for the three months ended June 30, 1997 compared to the three months ended June 30, 1998, and decreased $537,000 from $1.6 million to $1.0 million for the six months ended June 30, 1997 compared to the six months ended June 30, 1998. Following the initial public offering in March 1998, substantially all of the outstanding debt was repaid. As a result, interest expense was minimal in the second quarter of 1998.

The Company's financial condition and the results of its operations are subject to a number of factors that are set forth in the prospectus filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-13287; effective March 23, 1998) (the "Prospectus"). The foregoing discussion of results of operations as well as the following discussion of liquidity and capital resources contain forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in the Prospectus.

LIQUIDITY AND CAPITAL RESOURCES AT JUNE 30, 1998

Pursuant to the Company's prospectus dated March 23, 1998, on March 27, 1998, the Company issued 10.5 million shares of its common stock in a public offering that resulted in proceeds of $205.7 million, net of issuance costs. A portion of the proceeds was used to repay indebtedness to the majority stockholder of $36.6 million and bank debt of $14.0 million. The remaining proceeds are reflected in cash and cash equivalents of $124.8 million as of June 30, 1998, and is presently contemplated to be used to: (i) facilitate the development of manufacturing capacity for the Company's products by engineering, developing and constructing manufacturing lines for lease to licensees or contribution to joint ventures; (ii) expand the EarthShell product development center; (iii) launch an initial public relations campaign; (iv) secure additional patent protection for the Company's licensed technology; and (v) for general corporate purposes, including the employment of additional personnel, the continued design and development of EarthShell Products (including developing or acquiring technology to expand EarthShell's product offerings) and anticipated operating losses. During the remainder of 1998, the Company expects to incur operating expenses significantly in excess of amounts incurred in prior periods based on the Company's operating plans as discussed in Results of Operations above.

Net cash used in operations was $6.0 million and $2.6 million for the six
months ended June 30, 1998 and 1997, respectively.   Net cash used in
investing activities was $18.2 million and $46,000, for the six months ended June 30, 1998 and 1997, respectively. In addition to the repayment of indebtedness, the Company used the public offering proceeds to repay outstanding payables and purchase equipment to facilitate the development of manufacturing capacity for EarthShell Products.

Subsequent to December 31, 1997 and prior to the public offering, the Company borrowed an additional $1.5 million and $2.2 million from its majority stockholder and its credit line bank, respectively. These additional borrowings were repaid on March 27, 1998.

The Company anticipates that it will borrow from third-party lenders a portion of the funds required to purchase manufacturing equipment and construct manufacturing lines for its licensee and joint venture partners. The Company believes that the remaining proceeds from the public offering together with such third-party financing will be sufficient to meet its foreseeable working capital requirements through at least the next 12 months.

The Company has no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all. If the Company is unable to obtain additional financing as needed after demonstrating the commercial viability of its manufacturing equipment, the Company may be required to reduce the scope of its anticipated manufacturing ramp-up and products introduction, which could have an adverse effect on the Company's business, financial condition and results of operations.

                              PART II. OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

CHANGES IN SECURITIES -

Effective March 27, 1998, the number of authorized common shares increased from 1,000,000 to 200,000,000 and the number of authorized preferred shares increased from 100,000 to 10,000,000. On that day, the Company issued an additional 10,526,316 shares of its common stock in a public offering that resulted in proceeds of $205,712,061, net of issuance costs. In addition, the Company declared a 262-for-one stock split of its common stock. Furthermore, in connection with the Company's public offering of common stock, selling stockholders sold 2,673,684 shares of common stock. After giving effect to the split, 3,993,404 shares of Series A Preferred Stock were converted to common stock to allow for the sale of stock by preferred stockholders. The Company did not receive any proceeds from the sale of common stock by the selling stockholders.

In the Company's Prospectus dated March 23, 1998, the Company disclosed its intent to redeem all Series A convertible preferred stock shortly following the initial public offering. By notice dated May 13, 1998, the Company called for redemption, effective July 14, 1998, of the remaining 2,995,446 shares of Series A preferred stock of which 1,781,600 shares were converted to common stock as of June 30, 1998. Subsequent to June 30, 1998, the remaining 1,213,846 shares were converted. As of July 13, 1998, all outstanding shares of Series A Preferred Stock had been converted to common stock.

All stockholders who were not selling stockholders in the Company's initial public offering (other than one stockholder who owns 262 shares of common stock), including all officers, directors or affiliates, entered into agreements with the underwriters of the offering, in which such stockholders agreed, subject to certain exceptions, not to sell or otherwise dispose of any shares of Common Stock for a period of 180 days from March 23, 1998 (the date of the prospectus) without the prior written consent of Salomon Brothers Inc., an affiliate of Smith Barney Inc. This 180 day period expires on September 20, 1998, at which time (i) non-selling stockholders holding 7,384,732 shares of common stock may sell shares free of any restrictions under such agreements and free of any resale limitations under Rule 144 and
(ii) affiliates of the company holding 73,464,800 shares of common stock, 73,398,252 shares of which are held by E. Khashoggi Industries, LLC or its affiliates, may sell such shares free of any restrictions under such agreements, but subject to the resale limitations set forth in Rule 144. The Company is unable to estimate the number of shares that may be sold by such stockholders after September 20, 1998 or the effect, if any, that sales of shares by such stockholders will have on the market price of the common stock prevailing from time to time. Sales of substantial amounts of shares of common stock by such stockholders could adversely effect prevailing market prices.

USE OF PROCEEDS -

As part of the Company's initial public offering, the Company issued 10,526,316 shares of its common stock, $.01 par value (the "IPO Shares"), on March 27, 1998. The offering terminated on April 23, 1998 upon the underwriters' election not to exercise their overallotment option. The IPO Shares were issued in a registered offering pursuant to a Registration Statement on Form S-1 (Commission File No. 333-13287; effective March 23,
1998) through a syndicate of underwriters, the representatives of which were Salomon Smith Barney Inc. and Credit Suisse First Boston Corporation. The IPO Shares were offered and sold by the underwriters at an initial public offering price of $21.00 per share, resulting in aggregate offering proceeds of $221,052,636.

The Company incurred expenses in connection with this offering as follows:


          Underwriting discounts and commissions                   $13,815,790
          Other expenses                                             1,524,785
                                                                   -----------
          Total expenses                                           $15,340,575
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

Through June 30, 1998, the Company has applied $81,633,276 of the
$205,712,061 in net offering proceeds as follows:


          Repayment of indebtedness owed to principal stockholder  $36,630,548
          Repayment of indebtedness owed to bank                    14,000,000
          Repayment of past due legal fees                           1,152,796
          Demonstration and prototype facility                       2,411,905
          Payment of  cash dividend to preferred stockholders        9,725,201
          Deposits on manufacturing equipment                       11,206,719
          Engineering costs related to Sweetheart facility           1,567,374
          Working capital and general corporate purposes             4,938,733
                                                                   -----------
          Total proceeds applied                                   $81,633,276
                                                                   -----------
                                                                   -----------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits


     10.1 Employment Agreement dated March 23, 1998 by and between the Company and William F. McLaughlin
     10.2 Employment Agreement dated April 15, 1998 by and between the Company and Vincent J. Truant
     10.3 Employment Agreement dated March 23, 1998 by and between the Company and William F. Spengler
     10.4 Employment Agreement dated July 22, 1998 by and between the Company and Michael M. Hagerty
     10.5 Lease Agreement dated June 4, 1998 by and between the Company and
          Baltimore Center Associates Limited Partnership
     10.6 Lease Agreement dated May 1, 1998 by and between the Company and ORIX
          SBAP Goleta Venture, a general partnership
     10.7 Design, Procurement and Construction Management Services Agreement dated May 13, 1998 by and among the Company, Sweetheart Cup Company
          Inc., CH2M Hill Industrial Design Corporation, and IDC Construction
          Management, Inc.
     27.1 Financial Data Schedule (filed only electronically with the SEC)
     99.1 Press Release issued July 9, 1998


(B)  Reports on Form 8-K

     No reports on Form 8-K were filed by EarthShell during the quarter ended June 30, 1998

Items 1, 3, 4 and 5 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EarthShell Corporation


Date: AUGUST 13, 1998         By:
                                --------------------------------
                                   Scott Houston
                                   CHIEF FINANCIAL OFFICER


                              (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
                               AND DULY AUTHORIZED OFFICER)