Form 10-Q
period 1998-09-30
EARTHSHELL CORP
filed 1998-11-12
CIK 911801

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

               / / TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ______to_________

                                ----------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares outstanding of the registrant's common stock as of November 10, 1998 was 100,045,166.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             EARTHSHELL CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                    Page
                                                                                          ----
                  a)  Balance Sheets
                      as of September 30, 1998 (unaudited) and December 31, 1997 ........  1

                  b)  Statements of Operations
                      for the Three and Nine Months Ended September 30, 1998 and
                      1997 (unaudited) and for the period from November 1, 1992
                      (inception) through September 30, 1998 (unaudited) ................  2

                  c)   Statements of Stockholders' Equity
                       for the Nine Months Ended September 30, 1998 (unaudited) .........  3

                  d)  Statements of Cash Flows
                      for the Nine Months Ended September 30, 1998 and 1997
                      (unaudited) and for the period from November 1, 1992
                      (inception) through September 30, 1998 (unaudited) ................  4

                  e)  Notes to Financial Statements (unaudited) .........................  6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ................................... 10

PART II. OTHER INFORMATION

                  Item 2.  Changes in Securities and Use of Proceeds .................... 15

                  Item 6.  Exhibits and Reports on Form 8-K. ............................ 16

SIGNATURE ............................................................................... 17


EARTHSHELL CORPORATION
(A Development Stage Enterprise)

BALANCE SHEETS (Unaudited)
September 30, 1998 and December 31, 1997
-------------------------------------------------------------------------------

                                                                                               September 30,          December 31,
                                                                                                    1998                   1997
                                                                                              --------------         --------------
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                              $  105,671,740         $      8,437
       Restricted cash                                                                             3,500,000
       Short-term investments                                                                      4,999,091
       Prepaid insurance                                                                             146,257                9,248
       Other assets                                                                                  125,453               19,288
                                                                                              --------------         --------------
                  Total current assets                                                           114,442,541               36,973

PROPERTY AND EQUIPMENT, Net                                                                       29,709,128            3,741,129
                                                                                              --------------         --------------
TOTAL                                                                                         $  144,151,669         $  3,778,102
                                                                                              --------------         --------------
                                                                                              --------------         --------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

       Accounts payable and accrued expenses                                                  $    9,160,682         $  3,182,534
       Payable to majority stockholder                                                               841,240              622,090
       Note payable to majority stockholder                                                                            32,060,887
       Notes payable to banks                                                                         23,977           11,843,855
       Accrued interest to majority stockholder                                                                           636,068
                                                                                              --------------         --------------

                  Total current liabilities                                                       10,025,899           48,345,434
                                                                                              --------------         --------------

STOCKHOLDERS' EQUITY (DEFICIT):
       Preferred Stock, $.01 par value, 10,000,000 shares authorized; 9,170,000
         Series A shares designated; 6,988,850 Series A shares issued and
         outstanding as of December 31, 1997                                                                               69,888
       Additional paid-in preferred capital                                                                            24,403,113
       Common stock, $.01 par value, 200,000,000 shares
         authorized, 82,530,000 and 100,045,166 issued and
         outstanding as of December 31, 1997 and September 30, 1998, respectively                  1,000,451              825,300
       Additional paid-in common capital                                                         224,600,494            4,355,352
       Deficit accumulated during the development stage                                          (91,475,175)         (74,220,985)
                                                                                              --------------         --------------

                  Total stockholders' equity (deficit)                                           134,125,770          (44,567,332)
                                                                                              --------------         --------------

TOTAL                                                                                         $  144,151,669         $  3,778,102
                                                                                              --------------         --------------
                                                                                              --------------         --------------


                       SEE NOTES TO FINANCIAL STATEMENTS.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended September 30, 1998 and 1997
For the Nine Months Ended September 30, 1998 and 1997
-------------------------------------------------------------------------------


                                                                                                                      Inception
                                                                For the Three Months       For the Nine Months         through
                                                                 Ended September 30,       Ended September 30,       September 30,
                                                                --------------------       --------------------      -------------
                                                                 1998          1997         1998          1997           1998
                                                                 ----          ----         ----          ----           ----
EXPENSES:

       Related party research and development               $ 2,492,976   $ 1,685,966   $ 6,297,348   $ 5,562,162  $ 44,021,460
       Other research and development                         2,164,243       261,944     6,468,140       679,478    11,144,136
       Related party general and administrative expenses         16,800        16,800        50,400        50,400     1,852,000
       Other general and administrative expenses              4,184,697       508,589     6,267,785     1,357,615    21,845,378
       Depreciation and amortization                            224,868       131,696       612,993       369,161     2,872,370
       Related party patent expenses                             33,024        70,997       118,125       551,370     7,318,732
                                                            -----------   -----------   -----------   -----------  ------------
                  Total expenses                              9,116,608     2,675,992    19,814,791     8,570,186    89,054,076

INTEREST (INCOME)/EXPENSE:

       Interest income                                       (1,704,025)          (16)   (3,647,518)          (51)   (4,142,857)
       Related party interest expense                                         593,676       651,586     1,549,109     4,770,731
       Other interest expense                                       692       256,150       434,531       872,568     1,788,425
                                                            -----------   -----------   -----------   -----------  ------------
LOSS BEFORE INCOME TAXES                                      7,413,275     3,525,802    17,253,390    10,991,812    91,470,375

INCOME TAXES                                                                                    800           800         4,800
                                                            -----------   -----------   -----------   -----------  ------------
NET LOSS                                                      7,413,275     3,525,802    17,254,190    10,992,612    91,475,175
ASSUMED PREFERRED DIVIDENDS                                                   533,500       776,813     1,600,500     9,926,703
                                                            -----------   -----------   -----------   -----------  ------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                   $ 7,413,275   $ 4,059,302   $18,031,003   $12,593,112  $101,401,878
                                                            -----------   -----------   -----------   -----------  ------------
                                                            -----------   -----------   -----------   -----------  ------------
BASIC AND DILUTED LOSS PER COMMON SHARE                     $      0.07   $      0.05   $      0.19   $      0.15

WEIGHTED AVERAGE NUMBER OF SHARES USED IN
   COMPUTING LOSS PER COMMON SHARE                           99,883,320    82,530,000    94,178,427    82,530,000


                       SEE NOTES TO FINANCIAL STATEMENTS.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                             Cumulative
                                             Convertible
                                           Preferred Stock             Additional
                                               Series A                 Paid-In
                                        ----------------------         Preferred
                                         Shares          Amount         Capital
                                         ------          ------         -------
BALANCE, JANUARY 1, 1998                  6,988,850       $69,888     $24,403,113
                                       ------------     ---------    ------------

Conversion of preferred stock to

  common stock                           (6,988,850)      (69,888)    (24,403,113)

Issuance of common stock

Preferred stock dividend

Net loss

BALANCE, SEPTEMBER 30, 1998            $      -         $   -        $         -
                                       ------------     ---------    ------------
                                       ------------     ---------    ------------


                                                                                   Deficit
                                                                     Additional     Accumulated
                                             Common Stock              Paid-In       during
                                         ---------------------        Common       Development
                                         Shares         Amount        Capital         Stage           Total
                                         ------         ------        -------         -----           -----
                                        82,530,000     $825,300      $4,355,352   ($74,220,985)    ($44,567,332)
BALANCE, JANUARY 1, 1998               -----------   ----------    ------------   ------------     ------------

Conversion of preferred stock to

  common stock                           6,988,850       69,888      24,403,113

Issuance of common stock                10,526,316      105,263     205,768,732                     205,873,995

Preferred stock dividend                                             (9,926,703)                     (9,926,703)

Net loss                                                                           (17,254,190)    (17,254,190)

BALANCE, SEPTEMBER 30, 1998            100,045,166   $1,000,451    $224,600,494   ($91,475,175)    $134,125,770
                                       -----------   ----------    ------------   ------------     ------------
                                       -----------   ----------    ------------   ------------     ------------


                       SEE NOTES TO FINANCIAL STATEMENTS.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 1998 and 1997
-------------------------------------------------------------------------------

                                                                                                                    Inception
                                                                                       For the Nine Months           through
                                                                                       Ended September 30,         September 30,
                                                                                ------------------------------- ------------------
                                                                                       1998           1997            1998
                                                                                       ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                      $  (17,254,190) $  (10,992,612) $  (91,475,175)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                      612,993         369,161       2,872,370
    Issuance of stock options to director and consultant                                                             3,096,761
    Issuance of stock options to officer                                                               205,225         650,000
    Amortization of debt issue costs                                                                                   271,277
    Loss on sale or disposal of property and equipment                                 265,840                       2,131,479
    Net loss on sale of investments                                                                                     32,496
    Accretion of discounts on investments                                                                             (410,084)
  Changes in operating assets and liabilities:
    Prepaid expenses and other assets                                                 (243,174)         14,579        (271,710)
    Accounts payable and accrued expenses                                            5,978,148        (137,018)      9,160,681
    Accrued interest on note payable to majority stockholder                          (636,068)        162,535
    Payable to majority stockholder                                                (25,476,182)      7,512,064
                                                                                --------------  --------------  --------------

       Net cash used in operating activities                                       (36,752,633)     (2,866,066)    (73,941,905)
                                                                                --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of short-term investments                                                (4,999,091)                    (41,917,345)
  Proceeds from sales and redemptions of investments                                                                37,295,842
  Proceeds from sale of property and equipment                                                                         297,670
  Purchase of property and equipment                                               (26,846,832)        (48,135)    (35,882,382)
                                                                                --------------  --------------  --------------

       Net cash used in investing activities                                       (31,845,922)        (48,135)    (40,206,214)
                                                                                --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of notes payable to stockholders                            1,450,000       2,125,000      14,270,000
  Proceeds from drawings on line of credit with bank                                 2,150,000       1,890,000      14,000,000
  Proceeds from issuance of common stock                                           221,052,636                     221,062,636
  Common stock issuance costs                                                      (15,180,580)                    (15,180,580)
  Preferred stock dividends paid                                                    (9,926,703)                     (9,926,703)
  Proceeds from issuance of preferred stock                                                                         25,675,000
  Preferred stock issuance costs                                                                                    (1,201,999)
  Repayment of notes payable                                                       (21,783,495)       (850,000)    (25,378,495)
                                                                                --------------  --------------  --------------

       Net cash provided by financing activities                                   177,761,858       3,165,000     223,319,859
                                                                                --------------  --------------  --------------

INCREASE IN CASH AND CASH EQUIVALENTS                                              109,163,303         250,799     109,171,740

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           8,437          21,179
                                                                                --------------  --------------  --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  109,171,740  $      271,978  $  109,171,740
                                                                                --------------  --------------  --------------
                                                                                --------------  --------------  --------------

                       SEE NOTES TO FINANCIAL STATEMENTS.

EARTHSHELL CORPORATION

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS (Unaudited) - continued For the Nine Months Ended September 30, 1998 and 1997

-------------------------------------------------------------------------------

                                                                                                             Inception
                                                                                For the Nine Months           through
                                                                                Ended September 30,         September 30,
                                                                             -------------------------     --------------
                                                                               1998            1997             1998
                                                                               ----            ----             ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for:
      Income taxes                                                           $      800       $    800       $    4,800
      Interest                                                               $1,722,201       $411,193       $3,027,890

 Non-cash transactions:
     Warrants issued with debt                                                                               $  306,168
     Transfer of property from EKI                                                                           $   28,745
     Conversion of preferred stock to common stock                           $   69,888                      $   69,888


                       SEE NOTES TO FINANCIAL STATEMENTS.

EARTHSHELL CORPORATION

NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)
SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

1.     PRESENTATION OF FINANCIAL INFORMATION

       The foregoing financial information is unaudited and has been prepared from the books and records of EarthShell Corporation (the "Company"). In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting.

       Certain information and footnote disclosures which were included in the Company's financial statements for the year ended December 31, 1997 have been condensed or omitted from this report. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Prospectus, dated March 23, 1998.

       In addition, all references in the financial statements to number of shares outstanding and per share amounts of the Company's common and preferred stock have been restated to reflect a 262-for-one stock split (see Note 9).

       Certain reclassifications have been made to the 1997 financial statements to conform to 1998 classifications.

       Basic and diluted loss per common share is calculated based on weighted average shares outstanding of 99,883,320 and 94,178,427 for the three and nine months ended September 30, 1998, respectively, and 82,530,000 for the three and nine months ended September 30, 1997, respectively. Basic and diluted are the same because common stock equivalents are considered anti-dilutive.

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

       At March 30, 1998, a certificate of deposit for $3,500,000 was opened as collateral on the letter of credit related to the Company's obligation under a letter agreement between E. Khashoggi Industries, LLC, the Company's majority stockholder ("EKI"), and the Company relating to a patent purchase agreement between EKI and a third party as discussed in
       Note 7 and is classified as restricted cash on the balance sheet.

3.     SHORT-TERM INVESTMENTS

       Investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115 and are classified as available for sale. This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized gains and losses are charged or credited to a separate component of stockholders' equity. At September 30, 1998, the market value of short-term investments approximates cost.

EARTHSHELL CORPORATION

SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

4.     RELATED PARTY TRANSACTIONS

       For the three months ended September 30, 1998 and 1997, the Company paid or accrued $2,492,976 and $1,685,966, respectively, and for the nine months ended September 30, 1998 and 1997, the Company paid or accrued $6,297,348 and $5,562,162, respectively, for services performed by EKI under the Amended and Restated Technical Services and Sublease Agreement effective October 1, 1997, between the Company and EKI and $16,800 and $50,400 in sublease payments to EKI for each of the respective three month and nine month periods.

       Under the Amended and Restated Agreement for Allocation of Patent Costs ("Patent Cost Allocation Agreement") effective October 1, 1997, legal fees related to patents of $33,024 and $70,997 were paid to or on behalf of EKI for the three months ended September 30, 1998 and 1997, respectively, and $118,125 and $551,370 for the nine months ended September 30, 1998 and 1997, respectively.

       The Company repaid the total indebtedness to its majority stockholder through March 27, 1998 totaling $36,630,548, which includes $32,875,887 in promissory notes, $1,287,654 in accrued interest, and $2,467,007 in accounts payable.

5.     PROPERTY AND EQUIPMENT

       At September 30, 1998, property and equipment consist of the following:


       Commercial Manufacturing Equipment: Construction in progress
                Sweetheart Cup Company - Lines 1-3                   $   21,697,655
                Future lines                                              1,874,137
                                                                     --------------
                                                                         23,571,792

       Product Development Center:

                  Equipment                                               3,884,605
                  Construction in progress                                1,587,250
                  Leasehold improvements                                    615,042
                                                                     --------------
                                                                          6,086,897

       Office equipment & furniture                                         349,505

       Office leasehold improvements                                        422,453

       Less:  accumulated depreciation                                     (721,519)
                                                                     ---------------
       Property and equipment - net                                   $  29,709,128
                                                                     --------------
                                                                     --------------

6.     NOTE PAYABLE TO BANK

       On March 27, 1998, the Company repaid the $14,000,000 Imperial Bank line of credit.

EARTHSHELL CORPORATION

SEPTEMBER 30, 1998
-------------------------------------------------------------------------------

7.     COMMITMENTS

       The Company has committed to capital equipment expenditures for the Sweetheart installation of $6,682,194 and infrastructure improvement and installation costs of $3,429,453 as of September 30, 1998 in addition to the construction in progress of $23,571,792 (see Note 5).

       Effective July 1, 1998 and August 1, 1998, the Company entered into operating leases for development facilities and headquarter office space in California and Maryland, respectively, which expire over the next eight years. Both leases provide the Company with options to renew the leases for five years subject to certain conditions.

       Future minimum lease payments required under leases as of September 30, 1998 were as follows:

       1998                                                           $200,749
       1999                                                            807,029
       2000                                                            811,062
       2001                                                            764,695
       2002                                                            751,928
       Thereafter                                                    1,058,064
                                                                  ------------
       Total                                                      $  4,393,527
                                                                  ------------
                                                                  ------------

       On February 16, 1998, EKI entered into certain agreements with an equipment manufacturer providing for the purchase by EKI of certain technology applicable to starch-based disposable packaging. EKI licenses such technology to the Company on a royalty-free basis pursuant to the Amended and Restated License Agreement dated February 28, 1995, as amended. In connection with the purchase, and pursuant to the terms of the Patent Cost Allocation Agreement, the Company agreed to pay the seller of the technology $3,500,000 on or about December 31, 2003, which obligation is secured by a letter of credit.

       The Company's obligation will be reduced by 5% of the purchase price of any equipment purchased by EKI, the Company or its licensees or joint venture partners from the seller of the technology. In addition, the Company is required to pay $3,000,000 over the five year period commencing January 1, 2004 if EKI, the Company or the Company's licensees or joint venture partners have not purchased, by December 31, 2003, at least $35,000,000 of equipment from the seller of the technology and EKI, the Company or the Company's licensees or joint venture partners make active use of the purchased technology. EKI has agreed to indemnify the Company to the extent the Company is required to pay any portion of this $3,000,000 obligation solely as a result of EKI's or its licensees' active use of such patents and related technology (other than use by the Company or its sublicensees).

8.     COMMON STOCK OFFERING

       Pursuant to the Company's prospectus dated March 23, 1998, on March 27, 1998, the Company issued an additional 10,526,316 shares of its common stock in a public offering for $205,873,995 after deducting underwriting discounts and commissions and offering expenses.

EARTHSHELL CORPORATION

SEPTEMBER 30, 1998
-------------------------------------------------------------------------------

9.     STOCK SPLIT

       On March 23, 1998, the Company declared a 262-for-one stock split of its common stock. Common stock and additional paid-in common capital have been restated to reflect this split. The par value of the common stock remained unchanged at $.01 per share. In accounting for the stock split, the Company recorded an increase in common stock of $822,150, with a corresponding reduction in additional paid in common capital. The number of shares issued and outstanding at December 31, 1997, after giving effect to the split, was 82,530,000 (315,000 shares were issued and outstanding before the stock split and common stock offering).

10.    CUMULATIVE CONVERTIBLE PREFERRED STOCK

       To facilitate the sale by stockholders of Series A preferred stock in the initial public offering of common stock, 3,993,404 shares of the 6,988,850 shares of outstanding Series A preferred stock were converted to 3,993,404 shares of common stock, on a post-split basis. A portion of the converted shares was sold in the initial public offering by stockholders.

       The other 2,995,446 shares of Series A preferred stock remained convertible to common stock after the initial public offering. In the Company's Prospectus dated March 23, 1998, the Company disclosed its intent to redeem all Series A preferred stock shortly following the initial public offering. In anticipation of the preferred stock redemption, on April 15, 1998, the Board of Directors declared a cash dividend to preferred stockholders of $1.40 per share based on the dividend rate of 8% per annum on the liquidation preference of the shares. The total dividends paid were $9,725,201. By notice dated May 13, 1998, the Company called for redemption, effective July 14, 1998, the remaining 2,995,446 shares of Series A preferred stock. On August 6, 1998, the Board of Directors declared a cash dividend to former preferred stockholders of $.0033 per share based on the dividend rate of 8% per annum of the liquidation preference pursuant to the Certificate of Designation, Preferences Relative, Participating, Optional and Other Special Rights for Series A Cumulative Senior Convertible Preferred Stock, which provides for dividends to accrue until the time of conversion, together with interest thereon at the rate of 8% per annum from the date of conversion until the date of payment. Total dividends and interest paid on September 17, 1998 amounted to $201,502. As of September 30, 1998, all outstanding shares of Series A preferred stock had been converted to common stock.

11.    STOCK OPTIONS

       During the second and third quarters of 1998, options to purchase 660,000 shares were granted to certain officers and employees at an exercise price of $21.00 per share. These options vest equally over four years from the date of the grant. Stock option activity was as follows:

                                         September 30, 1998     December 31, 1997
                                         ------------------     -----------------
       Balance - Beginning of period         1,158,040               990,360

              Granted                          660,000               455,880
              Exercised                              -                     -
              Canceled                         (31,440)             (288,200)
                                             ---------             ---------

       Balance - End of period               1,786,600             1,158,040
                                             ---------             ---------
                                             ---------             ---------
       Exercisable - End of period           1,064,506               973,068
                                             ---------             ---------
                                             ---------             ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any statements in this quarterly report concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. The Company's financial condition and the results of its operations are subject to a number of factors that are set forth in the prospectus filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-13287; effective March 23, 1998), (the "Prospectus") and should be read in conjunction with this quarterly report.

RESULTS OF OPERATIONS

OVERVIEW

The Company was organized in November 1992 as a Delaware corporation and remains a development stage enterprise. EKI, the Company's principal stockholder, or its predecessor, has been involved since July 1985 in the development of various new material technologies. The Company was formed to develop, license and commercialize food service disposables made of EarthShell composite material ("EarthShell Products"). The Company has an exclusive, worldwide, royalty-free license from EKI to use certain technology for this purpose. The Company intends to license or joint venture with existing manufacturers of food service disposables for the manufacture and distribution of EarthShell Products. The Company expects to derive revenues primarily from license royalties and distributions from joint ventures that are licensed to manufacture EarthShell Products.

DEVELOPMENT OF FIRST COMMERCIAL MANUFACTURING FACILITY

One of the Company's licensees, Sweetheart Cup Company Inc. ("Sweetheart"), has secured a contract with Perseco (McDonald's Corporation's primary packaging purchasing agent), to supply McDonald's US restaurants with a minimum of 1.8 billion Big Mac sandwich containers made from the EarthShell material over a three-year period. To support this initial commercial EarthShell application, EarthShell has agreed with Sweetheart to provide manufacturing equipment to Sweetheart with adequate capacity to fulfill the Perseco/McDonald's order.

In cooperation with Sweetheart, the Company has engaged The Food Group, a division of CH2M Hill, to provide detailed engineering, procurement and construction management services relating to the installation of three commercial sandwich container production lines at Sweetheart's Owings Mills, Maryland facility. These lines have been designed to enable Sweetheart to produce Big Mac sandwich containers in sufficient quantities to fulfill Sweetheart's supply agreement with Perseco. The development and installation of equipment lines at this facility has been the Company's major focus since Sweetheart secured the Perseco supply agreement relating to Big Mac sandwich containers in October 1997. The Company anticipates that it will begin start-up and debugging of the first line before year-end.

As the Owings Mills facility is the first commercial production of the EarthShell technology, the Company believes that the cost incurred on these first lines is significantly higher than the cost of subsequent lines. At the time of the initial public offering, the Company estimated that the cost associated with the initial installation at Sweetheart, if approximately $19 million in costs that were estimated for initial development and engineering of commercial scale production capability are included, would be between $25 million and $30 million.

Management now estimates that the capitalized cost of the first three lines, including infrastructure improvement not reimbursed by Sweetheart, will approximate $36 million at completion. In addition, the

Company expects to expense approximately $7 million of process development, design and engineering costs. The Company also anticipates incurring approximately $3.5 million of cost associated with future lines at Owings Mills.

The Company believes a significant portion of the incremental capitalized cost of the Sweetheart installation is non-recurring. These non-recurring costs include portions of plant engineering and design costs, expediting premiums to meet the customer's timetable, oversizing of system components to allow for margins of safety or capacity flexibility, instrumentation and monitoring equipment to provide input for future value engineering, and premiums paid on component equipment for first time, single item purchases. The Company believes these factors account for the higher than anticipated capital cost of its first commercialization. The Company also believes manufacturing process design and development expenses will be reduced in future sites. Based on internal analysis, and supported by external engineering studies, the Company believes that future results in the relationship between capital cost and the level of revenue dollars that are generated by its licensees or joint venture partners will meet, and then exceed industry norms. Based on vendor trials of the actual commercial machinery components of the first manufacturing line, the Company believes that the first three commercial lines will meet or exceed the total throughput specified in the original four line design basis, and will meet or exceed the requirements of its first customer, McDonald's.

With respect to future lines at the Owings Mills site, the Company is confident that an agreement can be concluded with Sweetheart to build the additional lines.

OTHER CUSTOMERS AND LICENSEES

In addition to discussions with Sweetheart, the Company is engaged in discussions with additional converters for the creation of new licensing or joint venture agreements to further commercialize its technology. On October 26, 1998 the Company announced it signed a letter of intent to establish a joint venture to commercialize EarthShell Products throughout Europe, Asia (except Japan), Australia and New Zealand with Huhtamaki Oyj, a leading international food and food packaging firm headquartered in Finland which commands leading market shares in several of the major markets of Europe, Asia and Australia. The Company also announced on November 9, 1998 that it had signed a letter of intent with Prairie Packaging Inc. ("Prairie") to establish production of an array of products. The proposed arrangement encompasses the production of plates, hinged lid containers and cups, initially to be sold to Sysco Corporation, the leading food service distributor in North America. Based on these letters of intent, the Company has initiated engineering design work for the next commercial installations that will manufacture a broadened commercial product set.

While the Company intends to use its best efforts to enter into definitive agreements based on these letters of intent with Huhtamaki Oyj and Prairie, there can be no assurance that such definitive agreements will be entered into.

TRANSITION ACTIVITIES IN PREPARATION FOR MANUFACTURING RAMP-UP

The Company is transitioning from being a development stage company primarily engaged in product development to a company engaged in licensing and supporting the commercial implementation of its technology. Concurrent with the development of the first commercial EarthShell production facility and in response to anticipated market demand, the Company is planning and preparing for the rapid growth.

During the second and third quarters of 1998, the Company hired several senior executives to expand core competencies and fill critical on-going positions:
William F. McLaughlin, President and Chief Operating Officer; William F. Spengler, Senior Vice President of Corporate Planning and Business Development; Vincent J. Truant, Vice President of Marketing, Sales and Public Relations; and Michael M. Hagerty, Vice President and Chief Technology Officer. These hirings reflect the Company's intensified efforts to build a highly experienced management team to execute the Company's strategy and enhance the creation of shareholder value. It is anticipated that additional employees will be hired during the next six months in the areas of manufacturing process and product development, construction management, marketing and finance.

To better address and service the geographical concentration of the Company's initial and anticipated commercial activities and to minimize projected operating costs, the Company's corporate headquarters has been relocated to Baltimore, Maryland from Santa Barbara, California. Accordingly, the Company has entered into a long-term lease agreement for office space in downtown Baltimore where the Company's senior management team will be located. The Company has also decided to transition its product development center to the Baltimore region to be closer to the Company's headquarters. Basic research activities, which will continue to be supported by the EKI technical staff, will remain in the Santa Barbara, California area.

During the third quarter of 1998, the Company also concluded a strategic business planning review with the Boston Consulting Group and has further developed its execution strategy to exploit its food service disposable technology on a global basis.

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998, TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenditures for the development of EarthShell Products increased $6.5 million to $12.8 million from $6.3 million for the nine months ended September 30, 1998 compared with the nine months ended September 30, 1997, and increased $2.7 million to $4.7 million from $2.0 million for the three months ended September 30, 1998 compared with the three months ended September 30, 1997. The increase in the nine month period was anticipated as part of the Company's commercialization activities and was due primarily to $3.4 million in design and engineering fees and $1.8 million in abandoned early generation prototype equipment related to the development of the Company's first commercial manufacturing line. The increase in the three month period was due primarily to planned increases in continuing support of commercializing the EarthShell Products. The Company was billed by EKI for research and development services totaling $6.3 million for the nine months ended September 30, 1998 and $5.6 million for the nine months ended September 30, 1997 and $2.5 million and $1.7 million for each of the three months ended September 30, 1998 and 1997, respectively.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES. When comparing the nine months ended September 30, 1998 to the nine months ended September 30, 1997 other general and administrative expenses increased $4.9 million to $6.3 million from $1.4 million. Approximately $3.3 million was due to planned executive staffing additions and start-up activities related to the new Baltimore headquarters, $1.3 million was due to strategic business planning efforts with the Boston Consulting Group and $0.2 million was due to planned increases in various insurance coverages.

When comparing the three months ended September 30, 1998 to the three months ended September 30, 1997 other general and administrative expenses increased $3.7 million to $4.2 million from $0.5 million. Approximately $2.6 million was due to planned executive staffing additions and start-up activities related to the new Baltimore headquarters, $1.0 million was due to strategic business planning efforts with the Boston Consulting Group, and $0.1 million was due to planned increases in various insurance coverages.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $244,000 to $613,000 from $369,000 for the nine months ended September 30, 1998 compared with the nine months ended September 30, 1997, and increased $93,000 to $225,000 from $132,000 for the three months ended September 30, 1998 compared with the three months ended September 30, 1997. The increase in depreciation expense was primarily the result of the purchase of pilot manufacturing equipment for the Company's product development center.

As the commercial manufacturing equipment is being installed at Sweetheart, it is anticipated that depreciation and amortization will increase significantly when the equipment is placed in service.

RELATED PARTY PATENT EXPENSES. Legal fees reimbursed to EKI under the Amended and Restated Agreement for Allocation of Patent Costs with EKI decreased $433,000 to $118,000 from $551,000 for the nine months ended September 30, 1998 compared with the nine months ended September 30, 1997, and decreased $38,000 to $33,000 from $71,000 for the three months ended September 30, 1998 compared with the three months ended September 30, 1997. The decrease was primarily a result of filing fewer new patent applications than the previous period.

INTEREST INCOME. Interest income was $1.7 million and $3.6 million for the three and nine months ended September 30, 1998, respectively, and reflects investment earnings on the net proceeds of the Company's initial public offering completed at the end of March 1998. The Company's investment policy requires that the proceeds from the initial public offering be invested in investment grade money market instruments with average maturities of less than one year.

INTEREST EXPENSE. Interest expense decreased $1.3 million to $1.1 million from $2.4 million for the nine months ended September 30, 1998 compared with the nine months ended September 30, 1997, and decreased $0.8 million to zero from $0.8 million for the three months ended September 30, 1998 compared with the three months ended September 30, 1997. Following the initial public offering in March 1998, a majority of the outstanding debt was repaid. As a result, interest expense was minimal in the second and third quarters of 1998.

LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 1998

Pursuant to the Company's prospectus dated March 23, 1998, on March 27, 1998, the Company issued 10.5 million shares of its common stock in a public offering in which the Company received $205.9 million net of issuance costs. A portion of the proceeds was used to repay indebtedness to the majority stockholder of $36.6 million and bank debt of $14.0 million. The remaining proceeds are being used to: (i) facilitate the development of manufacturing capacity for the Company's products by engineering, developing and constructing manufacturing lines for lease to licensees or contribution to joint ventures; (ii) expand the EarthShell product development center;
(iii) launch an initial public relations campaign; (iv) secure additional patent protection for the Company's licensed technology; and (v) for general corporate purposes, including the employment of additional personnel, the continued design and development of EarthShell Products and anticipated operating losses. As of September 30, 1998 the Company had cash and short-term investments of $114.2 million. During the remainder of 1998, the Company expects to incur operating expenses significantly in excess of amounts incurred in prior years based on the Company's operating plans as discussed in Results of Operations above.

Net cash used in operations was $36.8 million and $2.9 million for the nine months ended September 30, 1998 and 1997, respectively. Net cash used in investing activities was $31.8 million and $48,000, for the nine months ended September 30, 1998 and 1997, respectively. In addition to the repayment of indebtedness, the Company used the public offering proceeds to repay outstanding payables and purchase equipment to facilitate the development of manufacturing capacity for EarthShell Products.

Subsequent to December 31, 1997 and prior to the public offering, the Company borrowed an additional $1.5 million and $2.2 million from its majority stockholder and its credit line bank, respectively. These additional borrowings were repaid on March 27, 1998.

The Company has been advised by its software vendors that the release/version of the software being implemented or used by the Company is Year 2000 compliant. Therefore, the Company believes that the cost of completing any modifications necessary to become Year 2000 compliant will not be material. There can be no assurance, however, that the Company will be able to identify all aspects of its business that are subject to Year 2000 problems, or identify Year 2000 problems of customers or suppliers that affect the Company's business. There also can be no assurance that the Company's software vendors are correct in their assertions, or that the Company's estimate of the cost of systems preparation for Year 2000 compliance will ultimately prove to be accurate.

The Company anticipates that it will borrow from third-party lenders a portion of the funds required to purchase manufacturing equipment and construct manufacturing lines for its licensee and joint venture partners. The Company believes that the remaining proceeds from the initial public offering together with such third party financing will be sufficient to meet its foreseeable working capital requirements through at least the next 12 months.

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

CHANGES IN SECURITIES -

Effective March 27, 1998, the number of authorized common shares increased from 1,000,000 to 200,000,000 and the number of authorized preferred shares increased from 100,000 to 10,000,000. On that day, the Company issued an additional 10,526,316 shares of its common stock in a public offering in which the Company received $205,873,995, net of issuance costs. In addition, the Company declared a 262-for-one stock split of its common stock. Furthermore, in connection with the Company's public offering of common stock, selling stockholders sold 2,673,684 shares of common stock. After giving effect to the split, 3,993,404 shares of Series A Preferred Stock were converted to common stock to allow for the sale of stock by preferred stockholders. The Company did not receive any proceeds from the sale of common stock by the selling stockholders.

In the Company's Prospectus dated March 23, 1998, the Company disclosed its intent to redeem all Series A convertible preferred stock shortly following the initial public offering. By notice dated May 13, 1998, the Company called for redemption, effective July 14, 1998, of the remaining 2,995,446 shares of Series A preferred stock. As of September 30, 1998, all outstanding shares of Series A Preferred Stock had been converted to common stock.

All stockholders who were not selling stockholders in the Company's initial public offering (other than one stockholder who owns 262 shares of common stock), including all officers, directors or affiliates, entered into agreements with the underwriters of the offering, in which such stockholders agreed, subject to certain exceptions, not to sell or otherwise dispose of any shares of common stock for a period of 180 days from March 27, 1998 (the closing date of the offering) without the prior written consent of Salomon Brothers Inc., an affiliate of Smith Barney Inc. This 180 day period expired on September 22, 1998, at which time (i) non-selling stockholders holding 7,384,732 shares of common stock were free of any restrictions under such agreements and free of any resale limitations under Rule 144 and (ii) affiliates of the company holding 73,464,800 shares of Common Stock, 73,398,252 shares of which are held by E. Khashoggi Industries, LLC or its affiliates, were also free of any restrictions under such agreements, but remain subject to the resale limitations set forth in Rule 144. All stockholders who were selling shareholders in the initial public offering entered into similar agreements with the underwriters of the offering not to sell or otherwise dispose of any shares of common stock for a period of 270 days from the close of the offering without prior written consent. This 270 day period expires December 22, 1998 at which time stockholders holding 4,965,006 shares of common stock may sell shares free of any restrictions under such agreements and free of any resale limitations under Rule 144. The Company is unable to estimate the number of shares that may be sold by such stockholders after December 22, 1998 or the effect, if any, that sales of shares by such stockholders will have on the market price of the common stock prevailing from time to time. Sales of substantial amounts of shares of common stock by such stockholders could adversely effect prevailing market prices.

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

The Company incurred expenses in connection with this offering as follows:

         Underwriting discounts and commissions            $13,815,790
         Other expenses                                      1,362,851
                                                           -----------
         Total expenses                                    $15,178,641
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

Through September 30, 1998, the Company has applied $95,641,062, of the $205,873,995 in net offering proceeds as follows:

         Repayment of indebtedness owed to principal stockholder     $36,630,548
         Repayment of indebtedness owed to bank                       14,000,000
         Repayment of past due legal fees                              1,669,658
         Demonstration and prototype facility                          2,991,587
         Payment of cash dividend to preferred stockholders            9,926,703
         Deposits on manufacturing equipment                          15,342,829
         Engineering costs related to Sweetheart facility              5,841,639
         Other operating expenses                                      9,238,098
                                                                   -------------
                  Total proceeds applied                             $95,641,062
                                                                   -------------
                                                                   -------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

         27.1     Financial Data Schedule

         10.8     First Amendment to Amended and Restated License Agreement


(B)      Reports on Form 8-K

         No reports on Form 8-K were filed by EarthShell during the quarter ended September 30, 1998.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     EarthShell Corporation

Date: November 11, 1998              By:  /s/ Scott Houston
      -----------------                   ------------------------------
                                          Scott Houston

                                          CHIEF FINANCIAL OFFICER

                                     (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
                                      AND DULY AUTHORIZED OFFICER