Form 10-K
period 1998-12-31
EARTHSHELL CORP
filed 1999-03-31
CIK 911801

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-K

     (Mark One)
         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1998
                                              OR
         / / TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934
              For the Transition Period From ______to_________

                        Commission File Number 333-13287

                                    ---------

                             EARTHSHELL CORPORATION
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                  77-0322379
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)

         111 S. CALVERT STREET SUITE 1950, BALTIMORE, MARYLAND 21202
         (Address of principal executive office)          (Zip Code)

                                 (410) 949-1300
              (Registrant's telephone number, including area code)

                                    ---------

        Securities registered pursuant to Section 12 (b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:
                           Common Stock $.01 par value
                              (Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 4, 1999 was $240,286,023.

The number of shares outstanding of the Registrant's Common Stock as of March 4, 1999 was 100,045,166.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 14, 1999 are incorporated by reference in Part III of this Annual Report on Form 10-K.

As used herein, the terms "EarthShell" and the "Company" shall mean EarthShell Corporation unless the context otherwise indicates and the term "Proxy Statement" shall mean the Proxy Statement for the Company's 1999 Annual Meeting of Stockholders to be held on May 14, 1999.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                                    PART I

ITEM 1.   BUSINESS.....................................................................  1

ITEM 2.   PROPERTIES...................................................................  9

ITEM 3.   LEGAL PROCEEDINGS............................................................  9

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................... 10

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........ 10

ITEM 6.   SELECTED FINANCIAL DATA...................................................... 11

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS................................................................... 12

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................... 19

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................. 19

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE................................................................... 19

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................... 20

ITEM 11.  EXECUTIVE COMPENSATION....................................................... 20

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AN MANAGEMENT................ 20

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................... 20

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K............ 20

                                    PART I

ITEM 1.     BUSINESS

GENERAL

EarthShell Corporation (the "Company") was organized in November 1992 as a Delaware corporation and remains a development stage company engaged in the licensing and commercialization of a proprietary composite material for the manufacture of disposable packaging for the foodservice industry, such as hinged-lid containers, cups, plates, trays, and bowls.

Since the Company's inception it has not generated any revenues from operations and, as of December 31, 1998, had incurred aggregate net losses of approximately $101 million. The Company has an exclusive, worldwide, royalty-free license pursuant to an Amended and Restated License Agreement (the "License Agreement") between the Company and the Company's principal stockholders, E. Khashoggi Industries, LLC and its predecessors ("EKI"), to use and license the EKI technology to manufacture and sell disposable, single-use containers for packaging or serving food or beverages intended for consumption within a short period of time (less than 24 hours). The Company does not have the right to use the EKI technology for other purposes.

The new composite material is made from commonly available raw materials such as limestone, natural potato, corn and other starch binders, natural fibers and functional coatings. The Company believes that foodservice disposables made of this material ("EARTHSHELL Products") will have comparable or superior performance characteristics, such as greater strength and rigidity, and will be capable of being commercially produced at a cost that is competitive with comparable paper and polystyrene and other plastic foodservice disposables. The Company has produced prototype hinged-lid containers, plates, trays, bowls and cups. To date, however, these prototypes have not been produced on fully integrated, commercial production lines and therefore their actual cost of manufacture is unproven. Importantly, the Company also believes that the raw materials, as well as the manufacturer's process, provide an environmentally benign alternative to foodservice disposables made from competitive packaging materials.

The Company's objective is to establish EARTHSHELL Products as the preferred disposable packaging material for the foodservice industry. The Company's strategy for obtaining this objective is to enter into joint ventures with existing manufacturers of disposable packaging to market, produce and distribute EARTHSHELL Products. The Company believes that utilizing joint ventures better aligns key market segments with select industry partners, minimizes direct competition among these partners, enables effective brand management, captures the value of manufacturing process improvements, offers a better return than the original business licensing model and creates income streams beyond the life of the patents.

As the first step in its strategy, the Company worked closely with McDonald's Corporation ("McDonald's") in developing and testing prototype sandwich containers. As a result of this work, McDonald's approved the EarthShell Big Mac-Registered Trademark- sandwich container for use in McDonald's restaurants in the United States. McDonald's primary packaging purchaser, Perseco, entered into a supply agreement with the Company's licensee, Sweetheart Cup Company Inc. ("Sweetheart"), pursuant to which Perseco committed to purchase not less than 1.8 billion EarthShell Big Mac-Registered Trademark- sandwich containers over a three-year period, subject to certain conditions. The Company has constructed three manufacturing lines at Sweetheart's facility in Owings Mills, Maryland for the production of containers in support of these agreements, and is currently in the final phases of debugging. The development and installation of a manufacturing system to produce hinged-lid containers for McDonald's that would demonstrate that commercial quality EARTHSHELL Products can be produced in mass quantities has been the major focus of the Company during 1998. This has also provided an initial basis for the design and manufacturing of systems for other EARTHSHELL Products.

In addition, during 1998, the Company signed a non-binding letter of intent to establish a joint venture to commercialize EARTHSHELL Products throughout Europe, Australia, New Zealand, and Asia (except Japan) as determined on a country by country basis, with Huhtamaki Oyj ("Huhtamaki"), a leading international food and food packaging firm headquartered in Finland which commands leading market shares in Europe and Australia, and significant positions in several of the Asian markets. The Company also signed a non-binding letter of intent with Prairie Packaging, Inc. ("Prairie") to establish a joint venture to produce an array of products. The proposed arrangement with Prairie encompasses the production of plates, hinged-lid containers and cups, initially to be sold to Sysco Corporation, the leading foodservice distributor in North America.

The development of the composite material used to make EARTHSHELL Products is the result of more than 10 years of basic materials science research by EKI. As of March 2, 1999, EKI had obtained 70 U.S. and 56 foreign patents and had 9 U.S. and 173 foreign patent applications pending which are applicable to EARTHSHELL Products utilizing the EKI technology. The Company believes that these patents and patent applications provide a strategic web of protection broadly covering EARTHSHELL Products, their material composition and the manufacturing processes used to make them.

PRODUCTS

Foodservice disposables are currently manufactured from a variety of materials, including paper, plastic and polystyrene. The Company believes that none of these materials fully addresses all three principal challenges of the foodservice industry - performance, cost and environmental impact. The Company believes that EARTHSHELL Products will best address the combination of these challenges and therefore will be able to achieve significant penetration of the foodservice disposables market. The Company further believes that foodservice disposables made of the new composite material can be designed to have certain superior performance characteristics, such as greater strength and rigidity and will be capable of being commercially produced at a cost that is competitive with comparable paper and polystyrene and other plastic foodservice disposables. The Company has produced prototype hinged-lid containers, plates, trays, bowls and cups. To date, however, these prototypes have not been produced on fully integrated, commercial production lines and therefore their actual cost of manufacture is unproven.

PERFORMANCE CHARACTERISTICS. The Company has produced prototype hinged-lid containers, plates, bowls, trays, and cups that the Company believes meet the critical performance requirements of the marketplace, including rigidity, graphic capabilities, insulation, shipping, handling and stacking performance. For example, the EarthShell Big Mac-Registered Trademark-Sandwich container has been designed to have greater strength and rigidity than conventional foodservice disposables. In addition, the prototype EarthShell hot cup has been designed to have a more desirable hand and mouth feel than polystyrene cups and better insulating performance than paper cups. In addition, EARTHSHELL Products are microwaveable.

COST COMPETITIVE. The Company believes that EARTHSHELL Products can be manufactured at costs which are competitive with comparable existing foodservice disposables. While EARTHSHELL Products have not yet been produced commercially on fully integrated production lines and there can be no assurance as to their actual cost when so produced, based on material and machinery costs received from vendors and suppliers, the Company believes that the total cost of EarthShell sandwich containers, plates, bowls and cups will be approximately equal to or less than the cost of comparable foodservice disposable products. The Company expects that the cost of producing EARTHSHELL Products will decrease over time as the technology and initial production processes are further refined.

ENVIRONMENTAL IMPACT. EARTHSHELL Products offer a number of attractive environmental features that are expected to appeal to customers concerned about the environment. Through the use of a "cradle-to-grave" environmental assessment and in consultation with leading environmental experts, EARTHSHELL Products have been designed to reduce certain environmental burdens of rigid packaging through the careful selection of raw materials, processes and suppliers. EARTHSHELL Products are made primarily from limestone, natural starch binders, natural fibers, biodegradable polymer and wax coatings, and water.

According to research on the performance of various formulations of the EarthShell sandwich container commissioned by the Company and performed by Cal Recovery Inc., an international waste management consulting company, when crushed or broken, such EarthShell sandwich containers were shown to be biodegradable in a composting environment and observed to physically dissolve in water. As a result, the Company believes that EARTHSHELL Products substantially reduce the risk to wildlife when compared to polystyrene foodservice disposables and may help mitigate the litter concern created by their improper disposal. In addition, EARTHSHELL Products can be compostable and, as a result, they can offer a disposal alternative not available with polystyrene packaging.

FOODSERVICE DISPOSABLES MARKETS

According to industry studies, about $9.0 billion was spent in the United States during 1997 on the types of foodservice disposables that the Company believes can be manufactured using the new composite material. In addition, according to an industry study, approximately $4.0 billion was spent in the Europe and Japan on such products in 1997. The Company believes that the remaining unquantified international markets are both large and rapidly developing and therefore present significant opportunities for EARTHSHELL Products.

The following data indicates the key product segments comprising the approximately $9.0 billion of U.S. sales of those foodservice disposables targeted for replacement by EARTHSHELL Products:

                                              EARTHSHELL TARGET MARKET
                                                 1997 U.S. PURCHASES
                                                (DOLLARS IN MILLIONS)                  AMOUNT OF
PRODUCT TYPE                                                                           PURCHASES       PERCENT
------------                                                                           ----------      -------
Cold cups.......................................................................           $1,800       20.2%
Hot cups........................................................................            1,000        11.2
Straws..........................................................................              300         3.4
Plates and bowls................................................................            1,400        15.7
Containers, trays and carriers..................................................            1,225        13.8
Pizza boxes.....................................................................              700         7.9
Beverage lids...................................................................              700         7.9
Cutlery.........................................................................              600         6.8
Hinged-lid containers...........................................................              550         6.2
Wrap replacements...............................................................              610         6.9
                                                                                           ------       ------
      Total.....................................................................           $8,885       100.0%
                                                                                           ------       ------
                                                                                           ------       ------

According to industry studies on the U.S. market, approximately 56% of the total foodservice disposables purchased in 1997 were purchased by quick-serve restaurants, 44% by other institutions, such as hospitals, stadiums, airlines, schools and restaurants (other than quick-serve restaurants), as well as retail stores. Of the foodservice disposables purchased in the United States by quick-serve restaurants and other institutions, approximately 40% were made of paper and 60% were made of plastic, polystyrene or foil.

AVAILABILITY OF RAW MATERIALS

The new composite material used to manufacture EARTHSHELL Products is made from commonly available raw materials such as limestone, natural potato, corn and other starch binders, natural fibers and functional coatings. While the Company believes that sufficient quantities of these raw materials are generally available, the unavailability of any raw materials could result in delays in the commercial introduction and could hinder acceptance of EARTHSHELL Products, thereby adversely affecting the Company's business, financial condition and results of operations. In addition, the Company and its licensees may become significant consumers of certain key raw materials, such as starch, and if such consumption is substantial in relation to the available resources, raw materials prices may increase which in turn may increase the cost of EARTHSHELL Products.

THE TECHNOLOGY

The new composite material used to make EARTHSHELL Products is the result of more than 10 years of basic research by EKI in the materials science of natural minerals (such as limestone and sand) and natural binders (such as starch). EKI has employed materials science methodologies and state-of-the-art analytical equipment and research methods to develop this proprietary composite material and related manufacturing processes. EKI has carefully considered the environmental impact in the selection of these materials and processes.

EKI made several significant discoveries that led to the commercial potential of this new composite material. For example, EKI developed a method of using a high percentage of natural, low-cost fillers (such as limestone and sand) in the composite. These fillers reduce cost and provide rigidity, thermal stability and environmental benefits to the materials, without significantly compromising strength, flexibility and moldability. EKI also developed a manufacturing process to disperse fibers into the material at a very low water content. EKI also modified the composite material formulation of the EARTHSHELL Products to enable them to be manufactured using established processes such as heated mold forming systems. The result of these discoveries is a new composite material which can be made from low-cost materials, which can be processed using known manufacturing processes and equipment and which the Company has engineered for specific product applications and performance characteristics. The product composition is readily tailored to use widely available raw materials while maintaining product properties and performance.

The Company's initial research and development efforts have focused on EARTHSHELL Products made from a moldable foam. The EarthShell sandwich container and the Company's current prototype products are made of this formulation. There is also a paper-like application of EKI's technology that the Company believes can be formulated into EARTHSHELL Products in the future.

Although the initial development of EARTHSHELL Products was conducted and paid for by EKI prior to November 1992, the Company has incurred substantial expenses in connection with the commercial application of this technology for the foodservice packaging market since the Company's formation in 1992. The Company's research and development expenses related to the continued development of EARTHSHELL Products by EKI and the Company were approximately $20.0 million, $8.9 million and $10.2 million in the years ended December 31, 1998, 1997 and 1996, respectively. The Company's research and development efforts are ongoing and the Company expects to continue to incur substantial research and development expenses in the future. During 1999, the Company expects to incur approximately $10 - $15 million in research and development costs.

PATENTS, PROPRIETARY RIGHTS AND TRADEMARKS

The technology that the Company licenses from EKI is the subject of numerous issued and pending patents in both the United States and foreign countries. The Company believes that these patent and patent applications provide a strategic web of patent protection broadly covering the EARTHSHELL

Products, their material composition and the manufacturing processes used to make them. As of March 2, 1999, EKI had obtained the rights to 70 U.S. and 56 foreign patents, and had 9 U.S. and 173 foreign pending patent applications relating to the compositions, products and manufacturing processes used to produce EarthShell food and beverage containers. The patents currently issued in the United States and internationally expire between 2012 and 2015. Pending patents, if granted, would give the Company additional patent protection through 2016. Twenty-three of the issued U.S. patents relate specifically to molded food and beverage containers manufactured from the new composite material, the formulation of the new composite material used in the EarthShell Big Mac-Registered Trademark- sandwich container and substantially all of the EARTHSHELL Products currently under development. While the Company and EKI intend to continue to seek broad patent protection, there can be no assurance that the pending patents relating to the Company's products or other additional patents will be issued or that the Company or EKI will develop new technology that is patentable. Moreover, there can be no assurance that patents and patent applications licensed to the Company are sufficient to protect the Company's technology or that any patent issued to EKI and licensed to the Company will not be held invalid, circumvented or infringed by others. Patent and patent applications on formulations of the new composite material are based in part on specific proportional mixtures of the components of the material. The Company continues to test and modify the components and their proportional mixtures to improve environmental profile, reduce materials and processing cost and improve product performance. There can be no assurance that the mixture that is ultimately determined to be optimal will be protected under the Company's patents or that it will not be subject to a patent held by others. If the optimal mixture is not protected under the Company's patents or is subject to a patent held by others and a third party asserts patent infringement, it would have an adverse effect on the Company's business, financial condition and results of operations.

Litigation may be necessary to enforce patents issued or licensed to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Although the Company knows of no infringement by its products of patents held by others, it is always possible that a third party may assert infringement. The Company believes that it owns or has the rights to use all technology incorporated into its products, but an adverse determination in any such proceedings or in other litigation or infringement proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Although patent and intellectual property disputes have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses would prevent the Company from manufacturing or licensing others to manufacture certain of its products, which could have an adverse effect on the Company's business, financial condition and results of operations.

The Company also relies on proprietary know-how and trade secrets which are not the subject of patents. All of this proprietary information is licensed from EKI. To protect its rights in proprietary know-how and trade secrets, both the Company and EKI sometimes require licensees, joint venture partners, employees, consultants, advisors and collaborators to enter into confidentiality agreements. These confidentiality agreements, however, have limited terms, and there can be no assurance that these agreements will provide meaningful protection for the Company's and EKI's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. In addition, the Company's business may be adversely affected by competitors who independently develop competing technologies.

The Company owns the trademark EARTHSHELL and certain other trademarks, and has been licensed by EKI to use the trademark Aliite-Registered Trademark-for the new composite material.

RELIANCE ON FEW CUSTOMERS

McDonald's will be the first foodservice operator using EARTHSHELL Products. Under the terms of a non-binding letter agreement between McDonald's and the Company, the terms of which are incorporated into the supply agreement between Sweetheart and Perseco, it is contemplated that McDonald's will have the right, under certain circumstances, to purchase the first commercial production available for any subsequently developed EARTHSHELL Products in the quick-serve restaurant industry. Further, McDonald's could require that EarthShell or its licensees satisfy McDonald's demand for any quick-serve packages prior to sale to any other organizations. The Company is not a party to any development contract with McDonald's, and McDonald's is therefore free to discontinue its development relationship with the Company at any time. The loss of McDonald's or any other initial purchasers of the Company's products, or the exercise of McDonald's priority rights under certain circumstances, could delay the introduction and market acceptance of one or more EARTHSHELL Products and have an adverse effect on the Company's business, financial condition and results of operations.

During 1998, the Company signed a non-binding letter of intent to establish a joint venture to commercialize EARTHSHELL Products throughout Europe, Australia, New Zealand, and Asia (except Japan) as determined on a country by country basis, with Huhtamaki, a leading international food and food packaging firm headquartered in Finland which commands leading market shares in Europe and Australia, and significant positions in several of the Asian markets. The Company also signed a non-binding letter of intent with Prairie to establish a joint venture to produce an array of products. The proposed arrangement with Prairie encompasses the production of plates, hinged-lid containers and cups, initially to be sold to Sysco Corporation, the leading foodservice distributor in North America. Based on these non-binding letters of intent, the Company has initiated engineering design work for the next commercial installations that will manufacture a broadened commercial product set. Although discussions leading to definitive agreements have begun, no assurances can be given that these non-binding letters of intent will culminate in definitive agreements with either Huhtamaki or Prairie.

RELATIONSHIP WITH AND RELIANCE ON EKI

The Company does not own the technology necessary for the manufacture of EARTHSHELL Products and, pursuant to its License Agreement with EKI, the Company is dependent upon its royalty-free, exclusive license from EKI for the use of the technology. The Company's use of the technology is limited to the development, manufacture and sale of foodservice disposables for use in the foodservice industry, and the Company has no right to exploit opportunities for the application of this technology or improvements outside this field of use. EKI may terminate the license at any time if the Company is in breach of any material obligations under the License Agreement and does not cure such breach within a specified period. If EKI were to file for or be declared bankrupt, the Company would likely be able to retain its rights under the License Agreement with respect to U.S. patents; however, it is possible that steps could be taken to terminate its rights under the License Agreement with respect to international patents.

The Company continues to share certain key management personnel with EKI, relies on EKI and EKI's scientific and technical personnel for substantially all of its scientific, and a portion of its technical and product development needs and leases a small office space from EKI. Scientific and technical services are provided and the office space is leased to the Company by EKI pursuant to an Amended and Restated Technical Services and Sublease Agreement (the "Technical Services Agreement"), terminating on December 31, 2002. The Company is also dependent on EKI for further development and refinement of the basic technology used in EARTHSHELL Products. EKI is not obligated to complete any further development or refinement under the terms of the License Agreement, however EKI agreed to give the Company first priority rights to certain EKI technical personnel pursuant to the Technical Services Agreement. Any disruptions in the operations or financial condition of EKI or the failure by EKI to perform services required by the Company could have an adverse effect on the business, financial condition and results of operations of the Company.

The Company and EKI are also parties to an Amended and Restated Agreement for Allocation of Patent Costs (the "Patent Agreement"), effective October 1, 1997. Until September 30, 1999, the Company will pay all costs associated with prosecuting, filing, maintaining or acquiring patents and patent applications in connection with patents and patent applications that are directly related to foodservice disposables. After September 30, 1999, the Company will pay all costs associated with prosecuting, filing, maintaining or acquiring patents and patent applications in connection with technology that primarily benefits the foodservice disposable applications licensed to the Company (as compared with applications of such patents outside the foodservice disposables field of use). EKI will pay for all other patent related costs. EKI and the Company will review, on a biennial basis, the comparative benefits of each existing patent and patent application to determine whether EARTHSHELL Products licensed to the Company derive the principal benefits from the patent or patent application in question and will allocate the associated patent costs for the ensuing two-year period accordingly. No party will have the right to be reimbursed for any costs following notification in writing by the other party that it does not desire to incur such costs.

POTENTIAL CONFLICTS WITH EKI

The Company and EKI are both controlled by a common indirect, majority equity owner, Mr. Essam Khashoggi, and they share certain directors and officers, including Mr. Khashoggi, who is also the Chairman of the Board of the Company, and Mr. Simon Hodson, the Vice Chairman of the Board and Chief Executive Officer of the Company. Certain conflicts may arise between EKI and the Company, particularly with respect to corporate opportunities, including the development of new markets and uses for products based on the EARTHSHELL Products, the allocation of research and development resources, the devotion of the common directors' and officers' time to the respective businesses and the performance by EKI and the Company of their respective obligations under the License Agreement, the Technical Services Agreement and the Patent Agreement. Under the Patent Agreement, the Company is obligated to pay or reimburse EKI for all costs and expenses associated with filing, prosecuting, acquiring and maintaining certain patents or patent applications. The costs and expenses incurred in connection with these patents and patent applications will be controlled by EKI. Any patents granted would be the property of EKI, and EKI may obtain a benefit therefrom other than under the License Agreement, including the utilization and/or licensing of the patents and related technology in a manner or for uses unrelated to the license granted to the Company in the foodservice disposables field of use.

CONTROL BY PRINCIPAL STOCKHOLDER

Mr. Essam Khashoggi, the Chairman of the Board of the Company, is the beneficial owner of approximately 73% of the outstanding shares of common stock directly or indirectly through various entities that he controls, including EKI. Thus, Mr. Khashoggi has the ability to elect all of the directors of the Company, to control the direction and policies of the Company, to determine the outcome of corporate transactions requiring the approval of the Company's stockholders, including mergers, consolidations and the sale of all or substantially all of the assets of the Company, and to prevent or cause a change in control of the Company. Mr. Khashoggi also has the power to control the Company's relationship with EKI, which he also controls, and upon which the Company is dependent, among other things, for its research and development efforts.

COMPETITION

Competition among existing food and beverage container manufacturers in the foodservice industry is intense. At present, most of these competitors have substantially greater financial and marketing resources at their disposal than does the Company, and many have well-established supply, production and distribution relationships and channels. Companies producing competitive products may reduce their prices or engage in advertising or marketing campaigns designed to protect their respective market shares and impede market acceptance of EARTHSHELL Products. In addition, some of the Company's licensees and joint venture partners manufacture paper, plastic and foil packaging which will compete with EARTHSHELL Products.

Recently, a number of paper and plastic disposable packaging manufacturers and converters and others have made efforts to increase the recycling of these products. Increased recycling of paper and plastic products could lessen their environmental impact, one significant basis upon which the Company intends to compete. A number of companies have introduced starch-based materials or are attempting to develop plastics that they claim are biodegradable and other specialty polymers as potential environmentally superior packaging alternatives. It is expected that many existing packaging manufacturers may actively seek competitive alternatives to the Company's products and processes. The Company believes its patents uniquely position it to incorporate a significant proportion of low cost, inorganic fill with its material, which, relative to other starch-based or specialty polymers, allows it to have a more competitive material cost. The development of competitive, environmentally attractive, disposable foodservice containers could render the Company's technology obsolete and could have an adverse effect on the business, financial condition and results of operations of the Company.

GOVERNMENT REGULATION

The manufacture, sale and use of EARTHSHELL Products is subject to regulation by the U.S. Food and Drug Administration (the "FDA"). The FDA's regulations are concerned with substances used in food packaging materials, not with specific finished food packaging products. Thus, food or beverage containers will be in compliance with FDA regulations if the components used in the food and beverage containers: (i) are approved by the FDA as indirect food additives for their intended uses and comply with the applicable FDA indirect food additive regulations; or (ii) are generally recognized as safe ("GRAS") for their intended uses and are of suitable purity for those intended uses. Each of the components of the EarthShell Big Mac-Registered Trademark-sandwich container and all other current prototype EARTHSHELL Products is either approved by the FDA as an indirect food additive for its intended use, codified in the FDA's regulations as GRAS for its intended use, or a commonly recognized food ingredient regarded by the Company and its consultants as GRAS for its intended use. The Company, however, has not sought the concurrence of the FDA in this determination. The Company intends to ensure that the raw materials used in the EarthShell Big Mac-Registered Trademark-sandwich container are suitable for their intended uses by specifying standards to be met by suppliers of raw materials and by material and product testing. There is no requirement that the Company or a manufacturer of EARTHSHELL Products seek FDA concurrence that certain components are GRAS for their intended uses or that the raw materials are of suitable purity for their intended uses. As a result, the Company believes that the EarthShell Big Mac-Registered Trademark- sandwich container and other current prototype products of the Company will be in compliance with all requirements of the FDA and do not require FDA approval. There can be no assurance, however, that the FDA would agree with these conclusions.

If the FDA were to disagree with the Company's determinations with respect to the EarthShell Big Mac-Registered Trademark- sandwich container or future products, the FDA could ask the Company to voluntarily withdraw the products from the marketplace. They could also initiate legal action to remove the products from the marketplace and, if appropriate, pursue additional sanctions against the Company and its management. Such actions by the FDA could have an adverse effect on the business, financial condition and results of operations of the Company.

Other EARTHSHELL Products that may be developed in the future may use components that are not approved by the FDA as indirect food additives, or that cannot reasonably be considered GRAS for their intended uses. If such a component is used, it will be necessary for the manufacturers of the product, or the Company on their behalf, to: (i) obtain an FDA indirect food additive approval covering the component and its intended uses; (ii) obtain an informal determination from the FDA stating that the substance will not be regulated as an indirect food additive because the amount of the substance migrating to food is considered insignificant by the FDA and therefore below the FDA's "threshold of regulation", or (iii) submit a notification to the FDA regarding a food contact substance. A food additive petition must be supported by detailed information concerning the composition and manufacture of the food additive, as well as by the results of testing to establish the safety of the additive. Typically, safety testing at exaggerated doses in several species of laboratory animals is required. The testing required to support a food additive petition could take a considerable length of time to perform. According to FDA data, from October 1995 to September 1996, the average time for FDA review and approval of a food additive petition was 32 months from the date of submission. A request to the FDA for an informal determination that a substance need not be the subject of an indirect food additive petition must be supported by a more limited amount of data than needed to support an indirect food additive petition. The FDA announced that it anticipates being able to respond to these informal determination requests within three to four months. The Food and Drug Administration Modernization
Act of 1997, which became effective February 19, 1998, adds a new provision to the Federal Food, Drug, and Cosmetic Act that permits the manufacturer or supplier of a food contact substance to notify the FDA at least 120 days before beginning distribution of the substance. The notification would have to set forth the manufacturer's or supplier's rationale for why the substance is safe. Unless the FDA notifies the submitter within the 120-day period that it disagrees with the submitter's conclusion that the food contact substance is safe, the substance could be lawfully distributed in commerce. The FDA is required to adopt regulations to implement this provision. At this time, it is not possible to determine whether the notification procedure, as implemented by the FDA, will be suitable for any of the Company's products.

PERSONNEL

As of December 31, 1998, the Company had 31 employees. In addition, pursuant to the terms of the Technical Services Agreement, the Company has a priority right to the services of 36 technical personnel serving as employees of EKI as of December 31, 1998. None of the Company's employees is represented by a labor union and the Company believes that its relationship with its employees is good.

RECENT DEVELOPMENT

Consistent with the Company's initial plans and pursuant to a resolution adopted by the Board of Directors, Simon K. Hodson, Vice Chairman of the Board and Chief Executive Officer will pass on his responsibilities as Chief Executive Officer to William F. McLaughlin at this year's annual shareholders' meeting on May 14, 1999. Mr. Hodson will remain actively involved on the Board of Directors and will continue to play a key leadership role in ensuring the successful ramp-up of the Company's first production facility at Sweetheart and in supporting the commercial development of the next tier of EARTHSHELL Products and manufacturing technology.

ITEM 2.     PROPERTIES

The Company leases 8,066 square feet of executive office space in Baltimore, Maryland. This lease expires on July 31, 2006. The Company's monthly lease payment with respect to this space is $17,476. The Company subleases 1,600 square feet of office and research and development space from EKI in Santa Barbara, California. This sublease expires upon the earlier of March 31, 2001 or 30 days after notice by the Company. The Company's monthly lease payment with respect to this space is $5,600. The Company leases 54,800 square feet of space for its product development center in Goleta, California. This lease expires on June 30, 2003. The Company's monthly lease payment with respect to this space is $43,840.

ITEM 3.     LEGAL PROCEEDINGS

There is no pending legal proceeding to which the Company is a party or to which any of its properties is subject.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

The Company's common stock is quoted on The National Association of Securities Dealers Automated Quotation System National Market under the symbol: ERTH. The high and low sale closing prices for the Company's common stock for each quarter of 1998 as reported by The Nasdaq Stock Market are contained in the Financial Notes entitled "Quarterly Financial Information" on page F-16 of this Annual Report on Form 10-K.

The number of stockholders of record of the Company's common stock at March 4, 1999 was 384. At March 4, 1999, Mr. Essam Khashoggi, directly or indirectly, owned approximately 73% of the outstanding common stock of the Company.

The Company is a developmental stage company and does not intend to declare or pay cash dividends on its common stock in the foreseeable future.

USE OF PROCEEDS

In connection with the Company's initial public offering, the Company issued 10,526,316 shares of its common stock, $.01 par value (the "IPO Shares"), on March 27, 1998. The offering terminated on April 23, 1998 upon the underwriters' election not to exercise their overallotment option. The IPO Shares were issued in a registered offering pursuant to a Registration Statement on Form S-1 (Commission File No. 333-13287; effective March 23, 1998) through a syndicate of underwriters, the representatives of which were Salomon Smith Barney Inc. and Credit Suisse First Boston Corporation. The IPO Shares were offered and sold by the underwriters at an initial public offering price of $21.00 per share, resulting in aggregate offering proceeds of $221,052,636. In addition, selling stockholders sold 2,673,684 shares of common stock.

The Company incurred expenses in connection with its initial public offering as follows:

Underwriting discounts and commissions............     $13,815,790
Other expenses ...................................       1,362,851
                                                       -----------
Total expenses ...................................     $15,178,641
                                                       -----------
                                                       -----------

None of the above expenses was paid either directly or indirectly to directors, officers, general partners of the Company or its associates, or to persons owning more than 10% of any class of equity security of the Company or to affiliates of the Company.

Through December 31, 1998, the Company applied $114,605,282 of the $205,873,995 in net offering proceeds as follows:

Repayment of indebtedness owed to principal stockholder ...... $ 36,630,548
Repayment of indebtedness owed to bank .......................   14,000,000
Purchases of manufacturing equipment .........................   18,148,339
Construction and engineering costs for manufacturing plants...   16,006,641


Demonstration and prototype facility ......................       3,337,851
Payment of cash dividend to preferred stockholders ........       9,926,703
Payment of legal fees .....................................       1,669,658
Other operating expenses ..................................      14,885,542
                                                               ------------
         Total proceeds applied ...........................    $114,605,282
                                                               ------------
                                                               ------------

The cost of designing, installing and debugging the Company's first manufacturing lines at Sweetheart will exceed the Company's initial estimates as discussed in "Management's Discussion and Analysis of Financial Conditions and Results of Operations." Based partially on this, the Company has been refining its business strategy and intends to utilize joint ventures in which the joint venture partner generally will share equally the cost of turnkey equipment lines and will assume equally risks associated with failures of the equipment lines to meet targeted throughput efficiencies. The Company believes using joint ventures in which both venturers generally assume equal responsibility and risk, as well as share equally any upside opportunities, will enable the Company to share the product introduction and capital risk with its partners while maintaining or exceeding the original expected return to the Company. As a result of this business model change and other changed circumstances, the actual use of initial public offering proceeds will vary from the anticipated use of proceeds described in the Company's Prospectus. For example, the Company plans now to use some of the $7.4 million initial public offering proceeds that were shown in the Company's Prospectus as anticipated to be used for patent enforcement and protection in the development of its joint ventures and to fund operations.



ITEM 6.      SELECTED FINANCIAL DATA

The selected financial data set forth below has been audited by Deloitte & Touche LLP, independent auditors, and should be read in conjunction with the Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                              SELECTED FINANCIAL DATA
                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                           NOVEMBER 1,
                                                                                                      1992 (INCEPTION)
                                                                                                               THROUGH
                                                                                                          DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31              1998          1997           1996         1995        1994            1998
                                            ----          ----           ----         ----        ----            ----
Research and development expenses .... $  19,982     $   8,901      $  10,159    $   9,100   $  10,930       $  62,382
General and administrative expenses ..     9,296         5,685          3,405        2,362       3,428          26,676
Interest (income) expenses, net ......    (4,026)        3,246          1,692          478        (290)            952
Patent expenses ......................       486           653          1,382        1,929       1,717           7,686
Net loss .............................    26,620        18,992         16,950       13,914      16,582         100,841
Preferred dividends ..................       777         2,134          2,134        2,134       2,134           9,927
Net loss available to common
stockholders ......................... $  27,397     $  21,126      $  19,084    $  16,048   $  18,716       $ 110,768
Average shares outstanding ...........    95,707        82,530         82,530       82,530      82,530

BALANCE SHEET DATA

Cash and cash equivalents ............ $  86,590     $       8      $      21    $     266   $   2,885


Short-term investments ...............     6,531          --             --           --          --
Working capital (deficit) ............    87,054       (48,308)       (31,489)     (14,569)       (124)
Total assets .........................   135,638         3,778          2,817        2,228       3,250
Notes payable, payables to majority
  stockholder, accrued interest and
  accrued dividends ..................     1,181        45,163         29,873       13,560       3,267
Deficit accumulated during development
  stage ..............................   100,841        74,221         55,229       38,279      24,365
Stockholders' equity (deficit) ....... $ 124,875     $ (44,567)     $ (28,732)   $ (12,678)  $     118
Shares outstanding ...................   100,045        82,530         82,530       82,530      82,530

PER COMMON SHARE

Basic and diluted loss per share ..... $    0.29     $    0.26      $    0.23    $    0.19   $    0.23
Closing market price
          High ....................... $  23 7/8          --             --           --          --
          Low ........................ $  5 5/16          --             --           --          --
          Close ...................... $11 15/16          --             --           --          --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Selected Financial Data and the Company's Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Such financial statements and information have been prepared to reflect the historical operations, assets and liabilities of the Company from the date of the Company's organization on November 1, 1992 through December 31, 1998.

Information contained in this Annual Report on Form 10-K including "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial results to differ substantially from those anticipated by management that are described herein. Factors influencing the Company's operating performance and financial results include, but are not limited to, changes in the general economy, the availability of financing, governmental regulations concerning, but not limited to, environmental issues, and other risks and unforeseen circumstances affecting the Company's business which may be discussed elsewhere in this Annual Report on Form 10-K.

OVERVIEW

The Company was organized in November 1992 as a Delaware corporation and remains a development stage enterprise. E. Khashoggi Industries LLC, the Company's principal stockholder, or its predecessors ("EKI"), has been involved since July 1985 in the development of various new material technologies including the new composite material. The Company was formed to develop, license and commercialize foodservice disposables made of EarthShell composite material ("EARTHSHELL Products"). The

Company has an exclusive, worldwide, royalty-free license from EKI to use certain technology for this purpose. The Company intends to continue to license or joint venture with existing manufacturers of foodservice disposables for the manufacture and distribution of EARTHSHELL Products. The Company expects to derive revenues primarily from license royalties and distributions from joint ventures that are licensed to manufacture EARTHSHELL Products.

The Company has experienced aggregate net losses of approximately $101 million from its inception on November 1, 1992 through December 31, 1998. The Company has been unprofitable to date and expects to continue to incur operating losses until its products are commercially introduced and achieve broader market acceptance and market penetration. Since its inception, the Company has not generated any revenues from operations. Successful future operations will depend upon the ability of the Company, its licensees and joint venture partners to commercialize multiple EARTHSHELL Products. Prior to the Company's initial public offering in March 1998, in which the Company raised net proceeds of $206 million, the Company financed its operations from inception primarily through the private placement of preferred stock and loans from its principal stockholder, EKI, and Imperial Bank. Since inception, the Company has relied on EKI to provide extensive management and technical support. The Company and EKI entered into an Amended and Restated Technical Services and Sublease Agreement (the "Technical Services Agreement") which continues through December 31, 2002. Under the terms of the Technical Services Agreement, the Company pays EKI for all direct project labor hours incurred by EKI technical personnel and direct expenses incurred on approved projects. In addition, under an Amended and Restated Agreement for the Allocation of Patent Costs (the "Patent Agreement"), the Company reimburses EKI for the costs and expenses of filing, prosecuting, acquiring and maintaining certain patents and patent applications relating to the technology licensed to the Company under an Amended and Restated License Agreement (the "License Agreement").


DEVELOPMENT OF FIRST COMMERCIAL MANUFACTURING FACILITY.

One of the Company's licensees, Sweetheart Cup Company Inc. ("Sweetheart"), has secured a contract with Perseco (McDonald's Corporation's primary packaging purchasing agent), to supply McDonald's US restaurants with a minimum of 1.8 billion Big Mac-Registered Trademark- sandwich containers made from EARTHSHELL Products over a three-year period, representing the initial commercial application of EARTHSHELL Products. To support this initial commercial EarthShell application, EarthShell agreed with Sweetheart to provide manufacturing equipment to Sweetheart with adequate capacity to fulfill the Perseco/McDonald's order.

In cooperation with Sweetheart, the Company engaged The Food Group, a division of CH2M Hill, to provide detailed engineering, procurement and construction management services relating to the installation of three commercial sandwich container production lines at Sweetheart's Owings Mills, Maryland facility. These lines have been designed to enable Sweetheart to produce Big Mac-Registered Trademark-sandwich containers in sufficient quantities to fulfill Sweetheart's supply agreement with Perseco. The development and installation of equipment lines at this facility has been the Company's major focus since Sweetheart secured the Perseco supply agreement relating to Big Mac-Registered Trademark- sandwich containers in October 1997. As of December 31, 1998, the Company had begun start-up and debugging of its lines.

As the Owings Mills facility is the first commercial implementation of the EarthShell technology, the Company believes that the cost incurred on these first lines is significantly higher than the cost of subsequent lines. At the time of the initial public offering, the Company estimated that the cost associated with the initial installation at Sweetheart, including approximately $19 million in costs estimated for initial development and engineering of commercial production capability, would be between $25 million and $30 million.

Management now estimates that the capitalized cost of the first three lines will be approximately $38.5 million upon completion. In addition, the Company expects to expense approximately $8.2 million of process development, design and engineering costs related to these lines. The Company also anticipates incurring approximately $3.5 million of capitalized costs associated with future lines at Owings Mills. In addition, the Company expects to incur approximately $3.5 million in start-up and debugging expense associated with preparing the manufacturing lines for full-scale production.

The Company believes a significant portion of the incremental capitalized cost of the Sweetheart installation is non-recurring. These non-recurring costs include portions of plant engineering and design costs, oversizing of system components to allow for margins of safety or capacity, installation of instrumentation and monitoring equipment to provide input for future value engineering, and premiums paid on component equipment for first time, single item purchases. The Company believes these factors largely account for the higher than anticipated capital cost of its first commercial manufacturing lines. The Company also believes manufacturing process design and development expenses will be reduced in future sites. Based on internal analysis, which has been supported by external engineering studies, the Company believes that the relationship between capital cost and the level of revenue dollars that are generated by its licensees or joint venture partners will meet and potentially be more favorable than industry norms. The Company intends to prove this through the development of pilot lines on a commercial scale prior to making its next tier plant investments. Based on its initial results during the debugging of the first manufacturing lines, the Company believes that the first three commercial lines will meet the total throughput specified in the original four line design basis, and will meet the requirements of its first customer, McDonald's.

The Company is confident that an agreement can be reached with Sweetheart to build additional lines at the Owings Mills site, should the Company desire to do so.



OTHER CUSTOMERS AND LICENSEES.

In addition to its agreement with Sweetheart, the Company is engaged in discussions with additional converters for the creation of new licensing or joint venture agreements to further commercialize its technology. In October 1998, the Company announced that it had signed a non-binding letter of intent to establish a joint venture to commercialize EARTHSHELL Products throughout Europe, Australia, New Zealand, and Asia (except Japan) as determined on a country by country basis, with Huhtamaki Oyj ("Huhtamaki"), a leading international food and food packaging firm headquartered in Finland which commands leading market shares in Europe, Australia, and significant positions in several Asian markets. The Company also announced in November 1998 that it had signed a non-binding letter of intent with Prairie Packaging, Inc. ("Prairie)" to produce an array of products. The proposed arrangement encompasses the production of plates, hinged-lid containers and cups, initially to be sold to Sysco Corporation, the leading foodservice distributor in North America. Based on these letters of intent, the Company has initiated engineering design work for the next commercial installations that will manufacture a broadened commercial product set. Although discussions leading to definitive agreements have begun, no assurances can be given that these non-binding letters of intent will result in definitive agreements with either Huhtamaki or Prairie.

TRANSITION ACTIVITIES IN PREPARATION FOR MANUFACTURING RAMP-UP.

The Company is transitioning from being a development stage company primarily engaged in product development to a company engaged in licensing and supporting the commercial implementation of its technology. Concurrent with the development of the first commercial EarthShell production facility and in response to anticipated market demand, the Company is planning and preparing for rapid growth.

During 1998, the Company hired several senior executives to expand core competencies and fill critical ongoing positions, including: William F. McLaughlin, President and Chief Operating Officer; William F. Spengler, Senior Vice President and Chief Financial Officer; Vincent J. Truant, Vice President of Marketing, Environmental Affairs and Public Relations; and Michael M. Hagerty, Vice President and Chief Technology Officer. These hirings reflect the Company's intensified efforts to build a highly experienced management team to execute the Company's strategy and enhance the creation of shareholder value.

To better address and service the geographical concentration of the Company's initial and anticipated commercial activities and to minimize projected operating costs, the Company's corporate headquarters has been relocated from Santa Barbara, California to Baltimore, Maryland. Accordingly, the Company has entered into a long-term lease for office space in downtown Baltimore where the Company's senior management team is located. The Company has also decided to move its product development center to the Baltimore region to be closer to the Company's headquarters. Basic research activities, which will continue to be supported by the EKI technical staff, will remain in the Santa Barbara, California area.

During 1998, the Company also concluded a strategic business plan review with the Boston Consulting Group and further developed its strategy to exploit its foodservice disposable technology on a global basis.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1998 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1997

The Company's net loss increased $7.6 million from $19.0 million for the year ended December 31, 1997 to $26.6 million for the year ended December 31, 1998.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenditures for the development of EARTHSHELL Products increased $11.1 million from $8.9 million for the year ended December 31, 1997 to $20.0 million for the year ended December 31, 1998. The increase was anticipated as part of the Company's first commercialization activities, and was due primarily to $4.4 million in additional design and engineering fees for the Sweetheart facility, $2.4 million in abandoned early generation prototype equipment related to the development of the Company's first commercial manufacturing lines and $1.2 million in start-up cost reimbursed to Sweetheart related to the first commercial manufacturing lines. The Company was billed by EKI for research and development services totaling $8.9 million for the year ended December 31, 1998 and $7.4 million for the year ended December 31, 1997, respectively.

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses increased $3.6 million from $5.7 million for the year ended December 31, 1997 to $9.3 million for the year ended December 31, 1998. The increase was due to approximately $4.0 million related to the executive staffing additions and start-up of the new Baltimore headquarters, $1.5 million for strategic business planning efforts with the Boston Consulting Group and $0.3 million for increases in various insurance coverages. Included in general and administrative expense for the year ended December 31, 1997 was $3.1 million resulting from the extension of the terms of certain option agreements in October 1997 that had been deemed re-grants and, therefore, have been treated as stock options granted at prices below market.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $0.4 million from $0.5 million for the year ended December 31, 1997 to $0.9 million for the year ended December 31, 1998. The increase in depreciation expense was primarily the result of the purchase of pilot manufacturing equipment for the Company's product development center. As the commercial manufacturing equipment is installed and placed in service at Sweetheart's Owings Mills facility, it is anticipated that depreciation and amortization will increase significantly.

RELATED PARTY PATENT EXPENSES. Legal fees reimbursed to EKI under the prior patent cost allocation agreement with EKI, which terminated September 30, 1997 (the "Prior Patent Agreement"), and the current Patent Agreement with EKI, decreased $0.2 million from $0.7 million for the year ended December 31, 1997 to $0.5 million for the year ended December 31, 1998. The decrease was primarily a result of filing fewer new patent applications during the year ended December 31, 1998.

INTEREST INCOME. Interest income was $5.1 million for the year ended December 31, 1998 and minimal for the year ended December 31, 1997, reflecting investment earnings on the net proceeds of the Company's initial public offering completed during March 1998.

INTEREST EXPENSE. Interest expense decreased by $2.1 million from $3.2 million for the year ended December 31, 1997 to $1.1 million for the year ended December 31, 1998. The decrease was due primarily to the repayment of outstanding debt from the proceeds of the Company's initial public offering in March 1998.

  YEAR ENDED DECEMBER 31, 1997 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1996

The Company's net loss increased $2.0 million from $17.0 million for the year ended December 31, 1996 to $19.0 million for the year ended December 31, 1997.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenditures for the development of EARTHSHELL Products decreased $1.3 million from $10.2 million for the year ended December 31, 1996 to $8.9 million for the year ended December 31, 1997. The amount of research and development services billed by EKI to the Company decreased $1.7 million from $9.1 million for the year ended December 31, 1996 to $7.4 million for the year ended December 31, 1997. In 1996, the Company incurred higher research and development expenses primarily due to development and operation of the Company's sandwich container pilot line at a research facility in Rock Hill, South Carolina operated by Genpak, one of the Company's licensees. The Company completed its development efforts with Genpak near the end of 1996 and relocated the pilot line to Santa Barbara, California in the fourth quarter of 1996 and, accordingly, costs related to this off-site manufacturing effort were not incurred during 1997.

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses increased $2.3 million from $3.4 million for the year ended December 31, 1996 to $5.7 million for the year ended December 31, 1997. This increase was primarily due to the recognition of compensation expense of $3.1 million resulting from the extension of the terms of certain option agreements in October 1997 that have been deemed as re-grants and, therefore, have been treated as stock options granted at prices below market. Similarly in 1996, the Company recognized compensation expense of $0.7 million related to executive stock options.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $0.2 million from $0.3 million for the year ended December 31, 1996 to $0.5 million for the year ended December 31, 1997. The increase in depreciation expense was mainly a result of the purchase of pilot manufacturing equipment formerly located at the Genpak, Rock Hill, South Carolina facility for the Company's Santa Barbara product development center.

RELATED PARTY PATENT EXPENSES. Legal fees under the Prior Patent Agreement and the Patent Agreement with EKI decreased $0.7 million from $1.4 million for the year ended December 31, 1996 to $0.7 million for the year ended December 31, 1997. The decrease was primarily a result of filing fewer new patent applications.

INTEREST (INCOME) EXPENSES, NET. Total interest expense increased $1.5 million from $1.7 million for the year ended December 31, 1996 to $3.2 million for the year ended December 31, 1997. The increase in interest expense during 1997 was due to additional borrowings from EKI and additional borrowings against the Company's line of credit.

   YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1995

The Company's net loss increased $3.1 million from $13.9 million for the year ended December 31, 1995 to $17.0 million for the year ended December 31, 1996.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenditures for the development of EARTHSHELL Products increased $1.1 million from $9.1 million for the year ended December 31, 1995 to $10.2 million for the year ended December 31, 1996. The increase for the year ended December 31, 1996 compared to 1995, was primarily due to the Company's development manufacturing efforts on the EarthShell sandwich container pilot line at the Genpak research facility in South Carolina and its relocation near the end of 1996 to Santa Barbara. In addition, in preparation for the Company's initial public offering, the Company increased its efforts in the environmental science and marketing areas related to the EarthShell sandwich container resulting in increased expenses from $0.5 million to $0.9 million for the years ended December 31, 1995 and 1996, respectively. The Company was billed by EKI for research and development services totaling $9.1 million and $8.4 million for the years ended December 31, 1996 and 1995, respectively.

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses increased $1.0 million from $2.4 million for the year ended December 31, 1995 to $3.4 million for the year ended December 31, 1996. This increase was primarily due to the recognition of compensation expense of $0.7 million related to one executive's stock options that vested during 1996, a severance payment of $0.1 million and legal and filing fees related to the Company's initial public offering of $0.4 million.

DEPRECIATION AND AMORTIZATION. Depreciation expense increased $267,000 from $44,000 for the year ended December 31, 1995 to $311,000 for the year ended December 31, 1996. The increase was primarily due to purchase of commercial scale pilot manufacturing equipment for EarthShell sandwich containers that totaled $1.2 million in 1996.

RELATED PARTY PATENT EXPENSES. Legal fees under the Prior Patent Agreement with EKI decreased $0.5 million from $1.9 million for the year ended December 31, 1995 to $1.4 million for the year ended December 31, 1996. The decrease was primarily a result of filing fewer patent applications.

INTEREST (INCOME) EXPENSES, NET. Total interest expense increased $1.2 million from $0.5 million for the year ended December 31, 1995 to $1.7 million for the year ended December 31, 1996. The increase in interest expense was due to additional borrowings from EKI of $9.2 million and borrowings against the line of credit of $7.1 million for the year ended December 31, 1996. Due to the reduction of excess cash for investment purposes in 1996, interest income decreased $29,000 from $32,000 for the year ended December 31, 1995 to $3,000 for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 1998

As part of the Company's initial public offering on March 27, 1998, the Company issued 10,526,316 shares of its common stock, $.01 par value, for which the Company received net proceeds of $206 million. The Company has used $114.6 million of the net proceeds through December 31, 1998. A portion of the proceeds was used to repay indebtedness to the majority stockholder of $36.6 million, bank debt of $14.0 million and to pay accrued dividends on the Company's Series A preferred stock of $9.9 million. The remaining proceeds are anticipated to be used to: (i) facilitate the development of manufacturing capacity for the Company's products by engineering, developing and constructing manufacturing lines for licensees or joint ventures; (ii) expand the EarthShell product development center; (iii) launch an initial public relations and advertising campaign; and (iv) for general corporate purposes, including the employment of additional personnel, the continued design and development of EARTHSHELL Products and anticipated operating losses. As of December 31, 1998 the Company had cash and short-term investments totaling $96.6 million.

Net cash used in operations was $15.0 million for the year ended December 31, 1998 and $4.4 million for the year ended December 31, 1997. Net cash used in investing activities was $48.4 million and $1.5 million for the years ended December 31, 1998 and 1997, respectively. In addition to the repayment of indebtedness, the Company used the initial public offering proceeds to repay outstanding payables and purchase equipment to facilitate the development of manufacturing capacity for EARTHSHELL Products.

Subsequent to December 31, 1997, and prior to the public offering in March 1998, the Company borrowed an additional $1.5 million and $2.2 million from its majority stockholder and its credit line bank, respectively. These additional borrowings were repaid from the proceeds of the initial public offering.

The Company believes that it is not dependent on third party financing to meet its operating and working capital needs through December 31, 1999, exclusive of plant manufacturing activities.

The Company intends to use third party financing in the development of its next commercial manufacturing plants. The Company intends to prove its manufacturing economics using pilot lines before soliciting such third party financing and prior to making its next plant investments. Based on the anticipated results of the pilot line activity, the Company plans to commence construction of its next two plants in the second half of 1999. The Company believes, contingent on securing third party financing, that it has sufficient capital resources to meet its operating and working capital needs and to fully construct its next two facilities in 1999.

The Company has no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all. If the Company is unable to obtain additional financing as needed after demonstrating the commercial viability of its manufacturing process, the Company may be required to reduce the scope of its anticipated manufacturing ramp-up and product introductions, which could have an adverse effect on the Company's business, financial condition, results of operations and cash flows.

YEAR 2000 COMPLIANCE

The Company is currently reviewing its business operations to minimize the risk of potential disruption from the Year 2000 issue. This problem is a result of computer programs having been written using two digits, rather than four, to define the applicable year. Any information systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. The problem also extends to many non-information technology systems; that is, operating and control systems that rely on embedded chips systems. For the purposes of this discussion, "Year 2000 compatible " means that the computer hardware, software or device in question will function in 2000 without modification or adjustment or will function in 2000 with a one-time manual adjustment. However, there can be no assurance that any such Year 2000 compatible hardware, software or device will function properly when interacting with any Year 2000 non-compatible hardware, software or device.

The Company does not rely on any internally developed software to run its systems. The Company has received documentation from its major vendors asserting that equipment and software in use for its Sweetheart operations, accounting, payroll and phone systems is Year 2000 compliant. Additionally, the Company contractually requires that manufacturing equipment suppliers deliver equipment that is Year 2000 compliant.

Based on documented vendor assertions and Company contractual requirements, the Company believes that the cost of completing any internal modifications necessary to become Year 2000 compliant will not be material. The Company has spent minimal amounts to date to become Year 2000 compliant since major purchases for hardware, software and devices were deemed to be Year 2000 compliant by the Company's vendors. The Company has not formally tested each vendor's assertion and plans to do this testing for its major systems before the end of 1999. There can be no assurances that each vendor's claim to be Year 2000 compliant will ultimately be true and the Company is unable to estimate the cost to become Year 2000 compliant, if a vendor's assertion proves to be incorrect.

The failure to correct a material Year 2000 problem could result in an interruption in or failure of certain normal business activities or operations of the Company including the ability to produce EARTHSHELL Products. Such failures could have a material adverse effect on the Company. The Company believes that both its major information technology systems and non-information technology systems are Year 2000 compliant.

The Company believes that the areas that present the greatest risk to the Company are (i) disruption of the Company's business due to Year 2000 non-compatibility of one of its critical business systems and (ii) disruption of the business of certain of its significant customers and vendors due to their non-compliance. Whether disruption of a customer's or vendor's business due to non-compliance will have a material adverse effect on the Company will depend on several factors including the nature and duration of the disruption, the significance of the customer or vendor and, in the case of vendors, the availability of alternate sources for the vendor's products.

The Company does not currently have a contingency plan, but is considering the development of such a plan to address Year 2000 non-compliance issues.

Readers are cautioned that the preceding discussion contains forward-looking statements and should be read in conjunction with the "Forward-Looking Statement Notice" appearing at the beginning of "Management's Discussion and Analysis of Financial Condition and Results of Operations." Expectations about future Year 2000-related costs and the progress of the Company's Year 2000 efforts are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations, including: (i) the success of the Company in identifying hardware, software and devices that are not Year 2000 compatible; (ii) the nature and amount of remediation required to make them compatible; (iii) the availability, rate and amount or related labor and consulting costs and (iv) the success of the Company's significant vendors and customers in addressing their Year 2000 issues.

NET OPERATING LOSS TAX CARRYFORWARDS

The Company has sustained net operating losses ("NOLs") for federal income tax purposes in the aggregate amount of approximately $64.1 million from its inception on November 1, 1992 through December 31, 1998. Under the Internal Revenue Code of 1986, as amended, the Company generally is entitled to reduce its future federal income tax liabilities by carrying unused NOLs forward for a period of 15 years to offset future taxable income earned.

In the event that the Company is subject to the federal personal holding company tax in any taxable year, the Company can only use its NOLs, if any, from the immediately preceding taxable year to offset its income subject to the personal holding company tax for such year.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Schedules.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND  FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in the Company's Proxy Statement for its 1999 annual meeting of stockholders which will be filed on or before April 16, 1999 and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this item is contained in the Company's Proxy Statement for its 1999 annual meeting of stockholders which will be filed on or before April 16, 1999 and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

The information required by this item is contained in the Company's Proxy Statement for its 1999 annual meeting of stockholders which will be filed on or before April 16, 1999 and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the Company's Proxy Statement for its 1999 annual meeting of stockholders which will be filed on or before April 16, 1999 and is incorporated herein by reference.


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FROM 8-K

(A)   INDEX TO FINANCIAL STATEMENTS

      1.  FINANCIAL STATEMENTS:
          Independent Auditors' Report .................................... F-2
          Balance Sheets as of December 31, 1998, and 1997 ................ F-3
          Statements of Operations for the years ended December 31, 1998,
          1997, 1996 and for the period from November 1, 1992 (inception)
          to December 31, 1998 ............................................ F-4
          Statements of Stockholders' Equity (Deficit) for the years ended
          December 31, 1998, 1997, 1996, 1995, 1994 and 1993 .............. F-5
          Statements of Cash Flows for the years ended December 31, 1998,
          1997, 1996 and the period from November 1, 1992 (inception) to
          December 31, 1998 ............................................... F-6
          Notes to the Financial Statements ............................... F-8

      2.  FINANCIAL STATEMENT SCHEDULES:
          All schedules have been omitted because they are not required, not applicable, or the information required to be set forth therein is included in the Company's Financial Statements or the Notes therein.

(B)   REPORTS ON FORM 8-K

      None.

(C)   EXHIBITS

*3.1           Certificate of Incorporation of the Company.
*3.2           Bylaws of EarthShell the Company Corporation.
*3.3           Certificate of Designation, Preferences Relative, Participating, Optional and Other Special Rights
               of the Company's Series A Cumulative Senior Convertible Preferred Stock.
*3.4           Amended and Restated Certificate of Incorporation of the Company.
*3.5           Amended and Restated Bylaws of the Company.
*4.1           Specimen certificate of Common Stock.
*10.1          Amended and Restated License Agreement dated February 28, 1995 by and between the Company and E.
               Khashoggi Industries ("EKI").
*10.2          Registration Rights Agreement dated as of February 28, 1995 by and between the Company and EKI, as amended.
*10.3          Employment Agreement dated October 19, 1993 by and between the Company and Scott Houston, as amended.
*10.4          Stock Purchase Agreement dated as of September 16, 1993 by and between the Company and the persons named therein.
*10.5          Registration Rights Agreement dated as of September 16, 1993 by and between the Company and the persons named therein, as amended.
*10.6          Sublicense Agreement dated June 19, 1995 by and between the Company and Dopaco, Inc, as amended.
*10.7          Sublicense Agreement dated November 9, 1994 by and between the Company and Genpak Corporation, as amended.
*10.8          Sublicense Agreement dated October 7, 1994 by and between the Company and Sweetheart Cup Company
               Inc.
*10.9          Sublicense Agreement dated October 21, 1993 by and between the Company and International Paper.
*10.10         Sublicense Agreement dated October 4, 1993 by and between the Company and Mobil Chemical Company.
*10.11         EarthShell Container Corporation 1994 Stock Option Plan.
*10.12         EarthShell Container Corporation 1995 Stock Incentive Plan.
*10.13         Form of Stock Option Agreement under the EarthShell Container Corporation 1994 Stock Option Plan.
*10.14         Form of Stock Option Agreement under the EarthShell Container Corporation 1995 Stock Incentive
               Plan.
*10.15         Letter from Imperial Bank to the Company dated March 18, 1998.
*10.16         Warrant to Purchase Stock issued July 2, 1996 by the Company to Imperial Bank.
*10.17         Credit Agreement dated June 7, 1996 by and between the Company and Imperial Bank.
*10.18         Warrant to Purchase Stock issued June 7, 1996 by the Company to Imperial Bank.
*10.19         Employment Agreement dated October 1, 1997 by and between the Company and Simon K. Hodson.
*10.20         Amended and Restated Technical Services and Sublease Agreement
               dated October 1, 1997 by and between the Company and EKI.
*10.21         Amended and Restated Agreement for Allocation of Patent Costs dated October 1, 1997 by and between the Company and EKI.


*10.22         Promissory Note dated December 31, 1997 in the principal amount of $14,000,000 made by the Company in favor of Imperial Bank.
*10.23         Credit Agreement dated November 15, 1996 by and between the Company and Imperial Bank.
*10.24         Letter of Intent dated July 23, 1997 by and between Sweetheart Cup Company Inc. and the Company.
*10.25         Letter of Intent dated November 13, 1996 by and between Prairie Packaging, Inc. and the Company.
*10.26         Warrant to Purchase Stock issued November 15, 1996 by the Company to Imperial Bank.
*10.27         Promissory Note dated December 31, 1997 in the principal amount of $32,060,887 made by the Company in favor of EKI.
*10.28         Letters dated August 22, 1997 from Shelby Yastrow to Simon K. Hodson and Simon K. Hodson to Shelby
               Yastrow.
*10.29         First Amendment to Credit Agreement dated October 6, 1997 by and between the Company and Imperial
               Bank.
*10.30         Warrant to Purchase Stock issued October 6, 1997 by the Company to Imperial Bank.
*10.31         Sublicense Agreement dated October 16, 1997 by and between the Company and Sweetheart Cup Company
               Inc.
*10.32         Operating Agreement for the Production of Hinged Sandwich Containers for McDonald's Corporation
               between Sweetheart Cup Company Inc. and the Company dated as of October 16, 1997.
*10.33         Lease Agreement Commercial Building dated February 1, 1997 between the Company and PDG, Ltd.
*10.34         Second Amendment to Credit Agreement dated December 31, 1997 by and between the Company and
               Imperial Bank.
*10.35         Warrant to Purchase Stock dated December 31, 1997 by the Company to Imperial Bank.
*10.36         Letter Agreement dated January 14, 1998 by and between the Company and Prairie Packaging, Inc.
*10.37         Letter Agreement re Haas/BIOPAC Technology dated February 17, 1998 by and between the Company and
               EKI.
*10.38         Second Amendment to 1995 Stock Incentive Plan of the Company.
*10.39         Amendment No. 2 to Registration Rights Agreement dated as of September 16, 1993.
*10.40         Amendment No. 2 to Registration Rights Agreement dated February 28, 1995.
*10.41         Promissory Note dated October 31, 1997 in the principal amount of
               $29,832.61 made by the Company in favor of Montecito Bank &
               Trust.
*10.42         Employment Agreement dated February 16, 1998 by and between the Company and David H. Kennedy.
*10.43         Employment Agreement dated March 23, 1998 by and between the Company and William F. McLaughlin.
*10.44         Employment Agreement dated March 23, 1998 by and between the Company and William F. Spengler.
*10.45         Employment Agreement dated April 15, 1998 by and between the Company and Vincent J. Truant.
*10.46         Employment Agreement dated July 22, 1998 by and between the Company and Michael M. Hagerty.
*10.47         Lease Agreement dated June 4, 1998 by and between the Company and
               Baltimore Center Associates Limited Partnership.
*10.48         Lease Agreement dated May 1, 1998 by and between the Company and ORIX SBAP Goleta Venture, a general partnership.
*10.49         Design, Procurement and Construction Management Services Agreement dated May 13, 1998 by and among the Company, Sweetheart Cup Company Inc., CH2M Hill Industrial


               Design Corporation, and IDC Construction Management, Inc.
*10.50         First Amendment, dated June 2, 1998 to the Amended and Restated License Agreement by and between the Company and E. Khashoggi Industries ("EKI").
 10.51         First Amendment to 1995 Stock Incentive Plan of the Company.

    27         Financial Data Schedule.


* Previously filed, as an exhibit to the Company's Registration Statement on Form S-1 and amendments thereto, File no. 333-13287, and incorporated herein by reference.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 1999.

                                             EARTHSHELL CORPORATION

                                      By: /s/      Simon K. Hodson
                                         ----------------------------------
                                                   Simon K. Hodson
                                            Vice Chairman of the Board and
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

                           SIGNATURE                                      TITLE                          DATE
                           ---------                                      -----                          ----
 /s/           Essam Khashoggi
----------------------------------------------
               Essam Khashoggi                           Chairman of the Board                      March 16, 1999


/s/           Simon K. Hodson
----------------------------------------------
              Simon K. Hodson                   Vice Chairman of the Board and Chief                March 16, 1999
                                                         Executive Officer
                                                   (Principal Executive Officer)

/s/        William F. McLaughlin
----------------------------------------------
           William F. McLaughlin               Director, President and Chief Operating              March 16, 1999
                                                              Officer

/s/         William F. Spengler
----------------------------------------------
            William F. Spengler                        Chief Financial Officer                      March 16, 1999
                                                     (Principal Financial and
                                                        Accounting Officer)

/s/              John Daoud
----------------------------------------------
                 John Daoud                            Secretary and Director                       March 16, 1999

/s/             Ellis Jones
----------------------------------------------
                Ellis Jones                                   Director                              March 16, 1999

/s/           Layla Khashoggi
----------------------------------------------
              Layla Khashoggi                                 Director                              March 16, 1999

/s/         William A. Marquard
----------------------------------------------
            William A. Marquard                               Director                              March 16, 1999

/s/         Jerold H. Rubinstein
----------------------------------------------
            Jerold H. Rubinstein                              Director                              March 16, 1999

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements:

Index to Financial Statements and Schedules ..............................      F-1

Independent Auditors' Report .............................................      F-2

Balance Sheets as of December 31, 1998 and 1997 ..........................      F-3

Statements of Operations for the years ended December 31,
1998, 1997 and 1996, and for the period from November 1, 1992
(inception) through December 31, 1998.....................................      F-4

Statements of Stockholders' Equity (Deficit) for the years ended
December 31, 1998, 1997, 1996, 1995, 1994 and 1993 ......................       F-5

Statements of Cash Flows for the years ended December 31,
1998, 1997 and 1996, and for the period from November 1,
1992 (inception) through December 31, 1998 ..............................       F-6

Notes to Financial Statements ...........................................       F-8

Financial Statement Schedules:

         None.

         All schedules have been omitted because they are not required, not applicable, or the information required to be set forth therein is included in the Company's Financial Statements or the Notes therein.

                           INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of EarthShell Corporation:

We have audited the accompanying balance sheets of EarthShell Corporation (a development stage enterprise) (the "Company") as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998 and for the period from November 1, 1992 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 and for the period from November 1, 1992 (inception) through December 31, 1998 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

Baltimore, Maryland
March 5, 1999

                               EARTHSHELL CORPORATION
                         (A DEVELOPMENT STAGE ENTERPRISE)
                                   BALANCE SHEETS

                                                                                                            DECEMBER 31,
                                                                                             ------------------------------------
                                                                                                  1998                  1997
                                                                                             -------------          -------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents ..........................................................   $  86,590,163          $       8,437
      Restricted cash ....................................................................       3,500,000                   --
      Short-term investments .............................................................       6,530,928                   --
      Prepaid insurance ..................................................................          58,503                  9,248
      Other assets .......................................................................       1,137,870                 19,288
                                                                                             -------------          -------------
          Total current assets ...........................................................      97,817,464                 36,973

PROPERTY AND EQUIPMENT, NET ..............................................................      37,820,917              3,741,129
                                                                                             -------------          -------------
TOTAL ....................................................................................   $ 135,638,381          $   3,778,102
                                                                                             -------------          -------------
                                                                                             -------------          -------------


LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
CURRENT LIABILITIES:
       Accounts payable and accrued expenses .............................................   $   9,559,437          $   3,182,534
       Trade payable to majority stockholder .............................................       1,181,300                622,090
       Notes payable to banks ............................................................          22,975             11,843,855
       Note payable to majority stockholder ..............................................            --               32,060,887
       Accrued interest to majority stockholder ..........................................            --                  636,068
                                                                                             -------------          -------------
          Total current liabilities ......................................................      10,763,712             48,345,434
                                                                                             -------------          -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
       Preferred Stock, $.01 par value, 10,000,000 shares authorized; 9,170,000
         Series A shares designated; 0 and 6,988,850 Series A shares issued and
         outstanding as of December 31, 1998 and 1997, respectively.......................            --                   69,888
       Additional paid-in preferred capital ..............................................            --               24,403,113
       Common stock, $.01 par value, 200,000,000 shares authorized; 100,045,166 and 82,530,000 issued and outstanding as of December 31,1998 and 1997,
         respectively ....................................................................       1,000,451                825,300
       Additional paid-in common capital .................................................     224,715,255              4,355,352
       Deficit accumulated during the development stage ..................................    (100,841,037)           (74,220,985)
                                                                                             -------------          -------------
          Total stockholders' equity (deficit) ...........................................     124,874,669            (44,567,332)
                                                                                             -------------          -------------
TOTAL ....................................................................................   $ 135,638,381          $   3,778,102
                                                                                             -------------          -------------
                                                                                             -------------          -------------

                       See notes to financial statements.

                                              EARTHSHELL CORPORATION
                                         (A DEVELOPMENT STAGE ENTERPRISE)
                                             STATEMENTS OF OPERATIONS

                                                                                                                 NOVEMBER 1,
                                                                                                                        1992
                                                                                                                 (INCEPTION)
                                                                  YEAR ENDED DECEMBER 31,                            THROUGH
                                                                                                                DECEMBER 31,
                                                    -------------        -------------      -------------     --------------
                                                            1998                1997              1996              1998
                                                    -------------        -------------      -------------     --------------
EXPENSES:
   Related party research and development ..        $   8,883,365        $   7,413,736      $   9,060,523      $  46,607,477
   Other research and development ..........           11,098,769            1,487,304          1,098,787         15,774,765
   Related party general and administrative
      expenses .............................               67,200               67,200             67,200          1,868,800
   Other general and administrative expenses            9,229,267            5,618,055          3,338,263         24,806,860
   Depreciation and amortization ...........              880,677              506,546            310,776          3,140,054
   Related party patent expenses ...........              485,670              652,867          1,382,185          7,686,277
                                                    -------------        -------------      -------------     --------------
      Total expenses .......................           30,644,948           15,745,708         15,257,734         99,884,233

Interest income ............................           (5,112,126)                 (66)              --           (5,607,465)
Related party interest expense .............              651,586            2,185,177          1,453,966          4,770,731
Other interest expense .....................              434,844            1,060,404            237,637          1,788,738
                                                    -------------        -------------      -------------     --------------
Loss Before Income Taxes ...................           26,619,252           18,991,223         16,949,337        100,836,237

Income Taxes ...............................                  800                  800                800              4,800
                                                    -------------        -------------      -------------     --------------
Net Loss ...................................           26,620,052           18,992,023         16,950,137        100,841,037
Preferred Dividends ........................              776,813            2,134,000          2,134,000          9,926,703

Net Loss Available To Common Stockholders ..        $  27,396,865        $  21,126,023      $  19,084,137      $ 110,767,740
                                                    -------------        -------------      -------------     --------------
                                                    -------------        -------------      -------------     --------------
Basic And Diluted Loss Per Common Share ....        $        0.29        $        0.26      $        0.23      $        1.30

Weighted Average Number Of Common Shares ...           95,706,942           82,530,000         82,530,000

                     See notes to financial statements.

                               EARTHSHELL CORPORATION
                          (A DEVELOPMENT STAGE ENTERPRISE)
                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                      CUMULATIVE
                                      CONVERTIBLE
                                    PREFERRED STOCK      ADDITIONAL                                     ADDITIONAL
                                        SERIES A           PAID-IN             COMMON STOCK              PAID-IN
                                        --------          PREFERRED            ------------               COMMON
                                   SHARES      AMOUNT      CAPITAL         SHARES          AMOUNT         CAPITAL
                                   ------      ------      -------         ------          ------         -------
ISSUANCE OF COMMON STOCK AT
   INCEPTION ................           --           --             --    82,530,000    $     3,150    $       6,850
Sale of preferred stock, net     6,988,850    $     267    $24,472,734            --             --               --
Net loss ....................           --           --             --            --             --               --
                                 ---------    ---------    -----------    ----------    -----------    -------------
BALANCE, DECEMBER 31, 1993 ..    6,988,850          267     24,472,734    82,530,000          3,150            6,850

Net loss ....................           --           --             --            --             --               --
                                 ---------    ---------    -----------    ----------    -----------    -------------
BALANCE, DECEMBER 31, 1994 ..    6,988,850          267     24,472,734    82,530,000          3,150            6,850
Contribution to equity ......           --           --             --            --             --        1,117,723
Net loss ....................           --           --             --            --             --               --
                                 ---------    ---------    -----------    ----------    -----------    -------------
BALANCE, DECEMBER 31, 1995 ..    6,988,850          267     24,472,734    82,530,000          3,150        1,124,573
Contribution to equity ......           --           --             --            --             --          650,000
Issuance of stock warrants ..           --           --             --            --             --          246,270
Net loss ....................           --           --             --            --             --               --
                                 ---------    ---------    -----------    ----------    -----------    -------------
BALANCE, DECEMBER 31, 1996 ..    6,988,850          267     24,472,734    82,530,000          3,150        2,020,843
Compensation related to stock
   options and warrants .....           --           --             --            --             --        3,156,659
Net loss ....................           --           --             --            --             --               --
                                 ---------    ---------    -----------    ----------    -----------    -------------
BALANCE, DECEMBER 31, 1997 ..    6,988,850          267     24,472,734    82,530,000          3,150       5,177,502
262 to 1 stock split ........           --       69,621        (69,621)         --          822,150        (822,150)
Conversion of preferred stock
   to common stock ..........   (6,988,850)     (69,888)   (24,403,113)    6,988,850         69,888       24,403,113
Issuance of common stock ....           --           --             --    10,526,316        105,263      205,883,493
Preferred stock dividends ...           --           --             --            --             --       (9,926,703)
Net loss ....................           --           --             --            --             --               --
                                 ---------    ---------    -----------    ----------    -----------    -------------
BALANCE, DECEMBER 31, 1998 ..           --    $      --    $        --   100,045,166    $ 1,000,451    $ 224,715,255
                                 ---------    ---------    -----------    ----------    -----------    -------------
                                 ---------    ---------    -----------    ----------    -----------    -------------
                                  DEFICIT
                                ACCUMULATED
                                  DURING
                                DEVELOPMENT
                                   STAGE             TOTAL
                                   -----             -----
ISSUANCE OF COMMON STOCK AT
   INCEPTION ................              --    $      10,000
Sale of preferred stock, net               --       24,473,001
Net loss ....................   $  (7,782,551)      (7,782,551)
                                -------------    -------------
BALANCE, DECEMBER 31, 1993 ..      (7,782,551)      16,700,450

Net loss ....................     (16,582,080)     (16,582,080)
                                -------------    -------------
BALANCE, DECEMBER 31, 1994 ..     (24,364,631)         118,370
Contribution to equity ......              --        1,117,723
Net loss ....................     (13,914,194)     (13,914,194)
                                -------------    -------------
BALANCE, DECEMBER 31, 1995 ..     (38,278,825)     (12,678,101)
Contribution to equity ......              --          650,000
Issuance of stock warrants ..              --          246,270
Net loss ....................     (16,950,137)     (16,950,137)
                                -------------    -------------
BALANCE, DECEMBER 31, 1996 ..     (55,228,962)     (28,731,968)
Compensation related to stock
   options and warrants .....              --        3,156,659
Net loss ....................     (18,992,023)     (18,992,023)
                                -------------    -------------
BALANCE, DECEMBER 31, 1997 ..     (74,220,985)     (44,567,332)
262 to 1 stock split ........              --               --
Conversion of preferred stock
   to common stock ..........              --
Issuance of common stock ....              --      205,988,756
Preferred stock dividends ...              --       (9,926,703)
Net loss ....................     (26,620,052)     (26,620,052)
                                -------------    -------------
BALANCE, DECEMBER 31, 1998 ..   $(100,841,037)   $ 124,874,669
                                -------------    -------------
                                -------------    -------------

                       See notes to financial statements.

                           EARTHSHELL CORPORATION
                      (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF CASH FLOWS
                        FOR THE YEAR ENDED DECEMBER 31

                                                                                                                   NOVEMBER 1, 1992
                                                                                                                        (INCEPTION)
                                                                                                                            THROUGH
                                                                          1998             1997             1996   DECEMBER 31 1998
                                                                          ----             ----             ----   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................................... $ (26,620,052)  $ (18,992,023)  $ (16,950,137)   $(100,841,037)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .................................       880,677         506,546         310,776        3,140,054
   Issuance of stock options to director and consultant...........       114,761       3,096,761            --          3,211,522
   Issuance of stock options to officer ..........................          --              --           650,000          650,000
   Amortization of debt issue costs ..............................          --           230,232          41,045          271,277
   Loss on sale or disposal of property and equipment.............     3,436,837            --              --          3,502,476
   Net loss on sale of investments ...............................          --              --              --             32,496
   Accretion of discounts on investments .........................          --              --              --           (410,084)
Changes in operating assets and liabilities:
   Prepaid expenses and other assets .............................    (1,167,837)         10,784          31,183       (1,196,373)
   Accounts payable and accrued expenses .........................     6,376,902       1,505,891         330,463        9,559,435
   Payable to majority stockholder ...............................     2,588,331       8,996,134       7,346,761       28,064,513
   Accrued interest on notes payable to majority stockholder......      (636,068)        204,927         196,631             --
                                                                   -------------   -------------   -------------     ------------
       Net cash used in operating activities .....................   (15,026,449)    (4,440,748)     (8,043,278)      (54,015,721)
                                                                   -------------   -------------   -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments U.S. government securities................    (6,530,928)           --              --        (43,449,182)
Purchase of  restricted time deposit .............................    (3,500,000)                                      (3,500,000)
Proceeds from sales and redemptions of investments................          --              --              --         37,295,842
Proceeds from sale of property and equipment .....................          --              --              --            297,670
Purchase of property and equipment ...............................   (38,397,302)     (1,461,994)     (1,176,589)     (45,632,052)
                                                                   -------------   -------------   -------------     ------------
       Net cash used in investing activities .....................   (48,428,230)     (1,461,994)     (1,176,589)     (54,988,522)
                                                                   -------------   -------------   -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable to stockholders...........     1,450,000       2,275,000       2,335,000       14,270,000
Proceeds from drawings on line of credit with bank................     2,150,000       4,740,000       7,110,000       14,000,000
Proceeds from issuance of common stock ...........................   221,052,636            --              --        221,062,636
Common stock issuance costs ......................................   (15,178,641)           --              --        (15,178,641)
Preferred dividends paid .........................................    (9,926,703)           --              --         (9,926,703)
Proceeds from issuance of preferred stock ........................          --              --              --         25,675,000
Preferred stock issuance costs ...................................          --              --              --         (1,201,999)
Repayment of line of credit with bank ............................   (14,000,000)           --              --        (14,000,000)
Repayment of note payable ........................................   (35,510,887)     (1,125,000)       (470,000)     (39,105,887)
                                                                   -------------   -------------   -------------     ------------
       Net cash provided by financing activities..................   150,036,405       5,890,000       8,975,000      195,594,406
                                                                   -------------   -------------   -------------     ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................    86,581,726         (12,742)       (244,867)   $  86,590,163
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................         8,437          21,179         266,046            --
                                                                   -------------   -------------   -------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................... $  86,590,163   $       8,437   $      21,179    $  86,590,163
                                                                   -------------   -------------   -------------     ------------
                                                                   -------------   -------------   -------------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION




Cash paid for:
     Income taxes ................................................ $         800   $         800   $         800    $       4,800
     Interest .................................................... $   1,722,551   $     829,943   $     199,494    $   3,028,240

Warrants issued with debt ........................................          --     $      59,898   $     246,270    $     306,168
Transfer of property from EKI ....................................          --     $      28,745              --    $      28,745
Conversion of preferred stock to common stock .................... $      69,888              --              --    $      69,888


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         In 1998, all outstanding preferred stock was converted to common stock resulting in an increase of $69,888 in the par value of common stock.

         Non-cash compensation of $650,000, $3,096,761, and 114,761 was recorded in 1996, 1997 and 1998, respectively, representing the difference between fair market value and exercise price of options on the date of grant.

         In consideration of the $14,000,000 line of credit established in 1997, the Company issued stock warrants to Imperial Bank which entitled the lender to purchase a total of $300,000 of common stock issuable upon the completion of the initial public offering at a price per share equal to 110% of the initial public offering price. These warrants were valued and recorded at $59,898 based upon the Company's option pricing model.

         In consideration of the $9,000,000 line of credit established in 1996, the Company issued stock warrants to Imperial Bank which entitled the lender to purchase a total of $750,000 of common stock issuable upon the completion of the initial public offering, $300,000 at a per share price equal to the initial public offering price of the Company's common stock and $450,000 at a price per share equal to 110% of the initial public offering price. These warrants were valued and recorded at $246,270 based upon the Company's option pricing model.


                              See notes to financial statements.

                              EARTHSHELL CORPORATION
                         (A DEVELOPMENT STAGE ENTERPRISE)
                            NOTES TO FINANCIAL STATEMENTS

BASIS OF PRESENTATION AND NATURE OF OPERATIONS

EarthShell Corporation (the "Company") was incorporated in Delaware on November 1, 1992 and is a majority-owned subsidiary of E. Khashoggi Industries, LLC (together with its predecessor entities, "EKI"). Both the Company and EKI are development stage enterprises. In connection with the formation of the Company, the Company entered into an Amended and Restated License Agreement (the "License Agreement") for certain technology developed by EKI, exclusively for use in connection with the manufacture and sale of selected disposable food and beverage containers for use in the foodservice industry. Certain reclassifications have been made to prior years financial statements to conform to the 1998 presentation. The accompanying financial statements reflect only the costs and expenses related to the application of the technology under development since the Company's formation on November 1, 1992. Expenses prior to November 1, 1992 by EKI have been excluded, as they relate to broader applications of the technology not included in the License Agreement.

Management has made estimates and assumptions in the preparation of these financial statements that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash, funds invested in money market funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase. The carrying value of cash equivalents approximates fair value. The money market fund deposits have an investment objective to provide high current income to the extent consistent with the preservation of capital and the maintenance of liquidity and, therefore, are subject to minimal risk.

RESTRICTED CASH

At March 30, 1998, a certificate of deposit for $3,500,000 was opened as collateral on the letter of credit related to the Company's obligation under a letter agreement between the Company's majority stockholder, EKI, and the Company relating to a patent purchase agreement between EKI and a third party as discussed in the COMMITMENTS note and is classified as restricted cash on the balance sheet at December 31, 1998.

SHORT-TERM INVESTMENTS

Investments are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 and are classified as available for sale. This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. At December 31, 1998, the market value of short-term investments approximated cost.

LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding plus an assumed increase in common shares outstanding for dilutive securities. Net loss as reported is adjusted for preferred dividends. Dilutive securities consist entirely of stock options and warrants to acquire common stock for a specified price and their dilutive effect is measured using the treasury method. Basic and diluted loss per common share is the same because the impact of dilutive securities is anti-dilutive.

NEW ACCOUNTING STANDARD

In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after December 15, 1999. The Company is evaluating the effect that implementation of SFAS No. 133 will have on its financial statements.

EVALUATION OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standard No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company evaluates the potential impairment of long-lived assets based on projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be fully recoverable. Management believes no material impairment of these assets exists at December 31, 1998.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation and amortization is provided by the straight-line method for financial reporting purposes based upon the estimated useful lives of the assets which range from three to eight years. The cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income. Renewals and betterments are capitalized. Repairs and maintenance are charged to expense when incurred and were $24,146 in 1998, $152,022 in 1997 and $87,281 in 1996. During 1998, the Company abandoned $2.4 million of prototype equipment related to commercializing technology for its first manufacturing plant.

The cost and accumulated depreciation of property and equipment at December 31 were as follows:

                                                                                     1998                          1997
                                                                                     ----                          ----
Commercial Manufacturing Property:  Construction in
         progress Sweetheart Cup Company ...................                 $ 32,896,842                            --

Product Development Center
         Equipment .........................................                    3,432,686                  $  3,431,892
         Construction in progress ..........................                      808,190                     1,081,320
         Leasehold improvements ............................                      521,253                            --
                                                                            -------------                 -------------
                                                                                4,762,129                     4,513,212

Office leasehold improvements ..............................                      803,908                            --

Office equipment & furniture ...............................                      337,318                        93,393
                                                                            -------------                 -------------




Total cost .................................................                   38,800,197                     4,606,605

Less:  accumulated depreciation ............................                     (979,280)                     (865,476)
                                                                            -------------                 -------------
Property and equipment - net ...............................                 $ 37,820,917                  $  3,741,129
                                                                            -------------                 -------------
                                                                            -------------                 -------------

RELATED PARTY TRANSACTIONS

In connection with the formation of the Company, the Company entered into an Amended and Restated License Agreement (the "License Agreement"), which was amended in 1998, with EKI to manufacture, use, sell and sublicense certain foodservice disposable products and to use certain trademarks owned by EKI in connection with the products covered under the License Agreement. The license continues in effect during the life of the patents licensed under the License Agreement covering the technologies.

The Company's product and manufacturing process development offices and some administrative offices are located in shared facilities with EKI. In addition, the conduct of the Company's current operations requires sharing of technical support and management personnel of EKI, primarily to assist in furthering the Company's development of the licensed technology and product applications. To confirm these arrangements, the Company and EKI entered into a Technical Services and Sublease Agreement (the "Prior Technical Services Agreement"), effective July 1, 1994. Under the terms of the Prior Technical Services Agreement, the Company paid EKI for all direct project labor hours incurred at specified hourly billing rates and direct expenses incurred on approved projects. The specified hourly billing rates, which are subject to revision semiannually, are fully burdened to include all EKI facility, equipment and overhead costs and vary according to job classification. The intercompany rates have been compared to a market rate study prepared by an independent third party provider of similar services and are within the range of average market rates for each job classification. The Company also subleased office space from EKI for $5,600 per month under this agreement. The Prior Technical Services Agreement terminated on September 30, 1997. Effective October 1, 1997, the Company entered into an Amended and Restated Technical Services and Sublease Agreement (the "Technical Services Agreement") that expires on December 31, 2002. For the years ended December 31, 1998, 1997 and 1996, the Company paid or accrued $8,883,365, $7,413,736, and $9,060,523, respectively, for services performed under these agreements and $67,200 in sublease payments for each of the respective periods.

The Company and EKI entered into the Amended and Restated Agreement for Allocation of Patent Costs (the "Patent Agreement"), effective October 1, 1997. Until September 30, 1999, the Company will pay all costs associated with prosecuting, filing, maintaining or acquiring patents and patent applications in connection with patents and patent applications that are directly related to foodservice disposables. After September 30, 1999, the Company will pay all costs associated with prosecuting, filing, maintaining or acquiring patents and patent applications in connection with technology that primarily benefits the foodservice disposables applications licensed to the Company (as compared with applications of such patents and patent applications outside of the foodservice disposables field of use). EKI will pay for all other patent related costs. EKI and the Company will review, on a biennial basis, the comparative benefits of each existing patent and patent application to determine whether EARTHSHELL Products derive the principal benefits from the patent or patent application in question and will allocate the associated patent costs for the ensuing two-year period accordingly. No party will have the right to be reimbursed for any costs following notification in writing by the other party that it does not desire to incur such costs.

Any costs incurred by EKI or the Company in connection with filing, prosecuting, and maintaining patents or patent applications prior to December 31, 1997 were allocated in accordance with the terms and provisions of the prior patent agreement between the Company and EKI (the "Prior Patent Agreement") which expired September 30, 1997. Under the Prior Patent Agreement, the Company reimbursed EKI for all costs associated with prosecuting, filing and maintaining patents and patent applications in connection with technology that was directly related to food and beverage containers within, or which had significant teachings with respect to, the field of use licensed to the Company. EKI paid for all other patent related costs. Under the Prior Patent Agreement, the patents and patent applications are the property of EKI, and EKI may obtain a benefit therefrom other than under the License Agreement, including the utilization and/or licensing of the patents and related technology in a manner or for uses unrelated to the License Agreement. Under these agreements, legal fees of $485,670, $652,867, and $1,382,185 were paid to or on behalf of EKI during 1998, 1997 and 1996, respectively.

During 1997, $7,145,986 of billings due under the Prior Technical Services Agreement and Prior Patent Agreement and $1,980,249 of interest due to EKI were converted to notes payable. In addition, several other notes were issued to EKI for cash loans totaling $1,150,000. As a result, total notes payable to EKI increased from $21,784,652 as of December 31, 1996 to $32,060,887 as of December 31, 1997. These notes payable were combined into one note payable dated December 31, 1997. The note bears interest at the prime rate in effect at the date of issuance. The interest rate is adjusted to the prime rate in effect on the first day of each calendar quarter. At December 31, 1997, the note accrued interest at 8.5% and was payable upon demand. The note payable and accrued interest was repaid during 1998.

The amount payable to the majority stockholder of $1,181,300 and $622,090 as of December 31, 1998 and 1997, respectively, includes amounts due to EKI under the Prior Technical Services Agreement and the Technical Services Agreement and the Prior Patent Agreement and the Patent Agreement.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following:

                                                                   DECEMBER 31,
                                                      ---------------------------------------
                                                          1998                       1997
                                                      -----------                 -----------
Trade payables and accrued expenses...                 $6,241,610                 $3,094,654
Salaries, wages and benefits .........                  1,483,122                     87,880
Deferred payments on purchases .......                  1,834,705                         --
                                                      -----------                 -----------
                                                       $9,559,437                 $3,182,534
                                                      -----------                 -----------
                                                      -----------                 -----------

NOTES PAYABLE

In 1996, the Company established a $9,000,000 line of credit with a bank that originally expired on May 30, 1997 and was extended to April 15, 1998 and increased to $14,000,000. The extension of credit was guaranteed by EKI, Mr. Essam Khashoggi, the Chairman of the Board and indirect controlling stockholder of the Company, and a trust controlled by Mr. Khashoggi. In addition, the Company executed a general security agreement that granted the bank a security interest in the License Agreement entered into by the Company with EKI. Interest was payable monthly at an annual rate of 1% in excess of the bank's announced prime lending rate.

As of December 31, 1997, notes payable included a $32,060,887 note payable due to EKI, the majority stockholder, and $11,850,000 outstanding on a line of credit less an unamortized original issue discount of $34,890 related to stock warrants. The weighted average interest rate on the notes payable agreements for the year ended December 31, 1997 was 8.76%.

During 1998, the Company repaid the balance and accrued interest on the outstanding line of credit and received a release for the guarantee and security interest held by the bank. The Company also repaid the notes payable due to EKI during 1998.

At December 31, 1998, the Company is obligated to the bank for a property loan of $22,975, bearing interest at 8.00% and due April 2002.

COMMITMENTS

The Company has committed to capital equipment expenditures mostly for the Sweetheart installation of $7.1 million and infrastructure improvement and installation costs of $3.7 million as of December 31, 1998.

Effective July 1, 1998 and August 1, 1998, the Company entered into non-cancelable operating leases for development facilities and headquarter office space in California and Maryland, respectively, which expire over the next eight years. Both leases provide the Company with options to renew the leases for five years subject to certain conditions.

Future minimum lease payments required under these leases as of December 31, 1998 were as follows:


1999 ........                 $  806,357
2000 ........                    811,062
2001 ........                    764,023
2002 ........                    751,928
2003 ........                    448,409
Thereafter...                    628,476
                              ----------
Total... ....                 $4,210,255
                              ----------
                              ----------

During 1998, EKI entered into certain agreements with an equipment manufacturer providing for the purchase by EKI of certain technology applicable to starch-based disposable packaging. EKI licenses such technology to the Company on a royalty-free basis pursuant to the License Agreement. In connection with the purchase, and pursuant to the terms of a letter agreement with EKI, the Company agreed to pay the seller of the technology $3,500,000 on or about December 31, 2003, which obligation is secured by a letter of credit.

The Company's obligation to the seller of the technology will be reduced by 5% of the purchase price of any equipment purchased by EKI, the Company or its licensees or joint venture partners from the seller of the technology. In addition, the Company is required to pay $3,000,000 over the five year period commencing January 1, 2004 if EKI, the Company or the Company's licensees or joint venture partners have not purchased, by December 31, 2003, at least $35,000,000 of equipment from the seller of the technology and EKI, the Company or the Company's licensees or joint venture partners make active use of the purchased technology. EKI has agreed to indemnify the Company to the extent the Company is required to pay any portion of this $3,000,000 obligation solely as a result of EKI's or its licensees' active use of such patents and related technology (other than use by the Company or its sublicensees).

RETIREMENT BENEFITS

The Company established a qualified 401(k) plan for all of its employees in 1998. The 401(k) plan allows employees to contribute, on a tax-deferred basis, up to fifteen percent of their annual base compensation subject to certain regulatory and plan limitations. The Company uses a discretionary matching formula that matches one half of the employee's 401(k) deferral up to a maximum of three percent of annual base compensation. The 401(k) employer match was $9,929 in 1998.

CUMULATIVE CONVERTIBLE PREFERRED STOCK

During 1993, the Company completed a private placement of preferred stock totaling $26,675,000, with net proceeds to the Company totaling $24,473,001. Under the Series A Cumulative Senior Convertible Preferred Stock Purchase Agreement, the Company issued 6,988,850 shares of Series A cumulative senior convertible preferred stock at $3.82 per share. Dividends, when declared, are payable on a quarterly basis at 8% per annum. At December 31, 1996, and December 31, 1997 cumulative undeclared dividends totaled $7,016,000 and $9,149,890, respectively. Each share of preferred stock was convertible into one share of common stock. Subject to the right of the holders of the preferred stock to convert their shares into common stock, the Company had the right to redeem the preferred stock at a price of $3.87 per share between September 30, 1997 and September 30, 1998 and at a price of $3.82 per share after September 30, 1998. After three years from the issuance, registration rights enabled the preferred stockholders to cause the Company to effect two registration statements for the common stock into which their shares of preferred stock are convertible. Preferred stockholders had the right to vote with the common stock as if the preferred stock had converted to common stock of the Company. Preferred stockholders had the right to elect one member to the Board of Directors.

To facilitate the sale by stockholders of Series A preferred stock in the Company's March 1998 initial public offering of common stock, 3,993,404 shares of the 6,988,850 shares of outstanding Series A preferred stock were converted to 3,993,404 shares of common stock. A portion of the converted shares was sold in the initial public offering by stockholders. In April 1998, the Board of Directors declared a cash dividend to preferred stockholders of $1.40 per share based on the dividend rate of 8% per annum on the liquidation preference of the shares. The total dividends paid were $9,725,201. By notice dated May 13, 1998, the Company called for redemption, effective July 14, 1998, of the remaining 2,995,446 shares of Series A preferred stock. In August 1998, the Board of Directors declared a cash dividend to former preferred stockholders of $.0033 per share based on the dividend rate of 8% per annum of the liquidation preference pursuant to the Certificate of Designation, Preferences Relative, Participating, Optional and Other Special Rights for Series A Cumulative Senior Convertible Preferred Stock, which provided for dividends to accrue until the time of conversion, together with interest thereon at the rate of 8% per annum from the date of conversion until the date of payment. Total dividends and interest paid to the remaining Series A preferred stockholders was $201,502. As of September 30, 1998, all outstanding shares of Series A preferred stock had been converted to common stock.

STOCK OPTIONS

The Company established the EarthShell Container Corporation 1994 Stock Option Plan in 1994 (the "1994 Plan"). The Company subsequently established the EarthShell Container Corporation 1995 Stock Incentive Plan in 1995 (the "1995 Plan") which effectively supersedes the 1994 Plan for options issued on or after the date of the 1995 Plan's adoption. The 1994 and 1995 Plans provide that the Company may grant an aggregate number of options for up to 4,585,000 shares of common stock to employees and other eligible persons as defined by the Plans. Options issued to date under the 1994 Plan and the 1995 Plan generally vest at varying rates from 0 to 5 years and generally expire 10 years from the date of grant. In January 1996, options for 412,650 shares were granted under the 1995 Plan at an exercise price of $7.63 per share vesting over two years. Of these options, 262,000 shares were granted whereby the individual will be reimbursed $4.96 per share by EKI upon exercise. Accordingly, compensation expense of $650,000, representing the portion of the exercise price to be reimbursed by EKI for options that were considered to be vested in 1996, was recognized during the year ended December 31, 1996, as a contribution to capital. During 1997, options for 141,480 shares were granted to directors under the 1995 Plan of which 47,160 shares were granted at an exercise price equal to 80% of the initial public offering price and vested immediately. The modest discount from the initial offering price was determined to represent the fair market value of the underlying shares at the time of option grant based on such objective criteria as the restricted nature of the securities, the absence of a public trading market, and the anticipated length of time to consummate the initial public offering. The remaining options for 94,320 shares were granted at an exercise price of $15.20 per share vesting on the day immediately prior to the next stockholders' meeting held subsequent to the date of grant.

In October 1997, options to purchase 262,000 shares of common stock were re-granted as a result of an extension of the terms of the option agreement to a director with an exercise price of $3.82 per share. The fair value of the common stock at the date of grant was $15.20 per share. Compensation expense was recorded during 1997 in the amount of $2,982,000 related to the re-grant of these options.

In October 1997, options to purchase 26,200 shares of common stock were re-granted as a result of an extension of the terms of the option agreement to a consultant with an exercise price of $7.63 per share. The fair value of the common stock at the date of grant was $15.20 per share. Compensation expense in the amount of $114,761 was recorded during 1997 and an additional expense of $114,761 was recorded in 1998 related to the re-grant of these options.

In November 1997, options to purchase 26,200 shares of common stock were granted to a director at an exercise price of $15.20 per share vesting immediately.

        Stock option activity is as follows:

                                                                                                     WEIGHTED
                                                                                                      AVERAGE
                                                                            OPTION PRICE             EXERCISE
                                                    SHARES                    PER SHARE                PRICE
                                                    ------                    ---------                -----
Outstanding at January 1, 1996 ....                 708,710                    --                   $    4.04
Options granted ...................                 412,650                  $7.63                  $    7.63
Options canceled or expired .......                (131,000)                 $7.63                  $    7.63
                                                  ---------
Outstanding at December 31, 1996...                 990,360                    --                   $    5.06
Options granted ...................                 455,880                  $3.82-$16.80           $    8.39
Options canceled or expired .......                (288,200)                 $3.82-$7.63            $    4.16
                                                  ---------
Outstanding at December 31, 1997...               1,158,040                    --                   $    6.60
Options granted ...................                 670,000                  $21.00                 $   21.00
Options canceled or expired .......                 (91,920)                 $7.63-$21.00           $   17.67
                                                  ---------
Outstanding at December 31, 1998...               1,736,120                    --                   $   11.57
                                                  ---------
                                                  ---------

The following table summarizes information about stock options outstanding at December 31, 1998:

                                       OPTION OUTSTANDING                                       OPTION EXERCISABLE
                          ------------------------------------------------------    --------------------------------------
          RANGE OF                   NUMBER  WEIGHTED-AVERAGE                               NUMBER
          EXERCISE           OUTSTANDING AT         REMAINING   WEIGHTED-AVERAGE       EXERCISABLE        WEIGHTED-AVERAGE
           PRICES                  12/31/98  CONTRACTUAL LIFE     EXERCISE PRICE       AT 12/31/98          EXERCISE PRICE
          --------        ------------------------------------------------------    --------------------------------------
           $ 3.82                   666,790              5.00              $3.82                666,790              $3.82
           $ 7.63                   313,090              6.53              $7.63                250,996              $7.63
           $15.20                    99,560              4.87             $15.20                 62,880             $15.20
           $16.80                    36,680              3.02             $16.80                 36,680             $16.80
           $21.00                   620,000              9.47             $21.00                      -             $21.00
                                  ---------                                                   ---------
                                  1,736,120                                                   1,017,346
                                  ---------                                                   ---------
                                  ---------                                                   ---------

The Company accounts for its 1994 and 1995 Plans in accordance with Accounting Principles Board Opinion No. 25. To measure stock-based compensation in accordance with SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each option grant will be amortized as pro forma compensation expense over the vesting period of the options. The following table sets forth the assumptions used and the pro forma net loss and loss per share resulting from applying SFAS No. 123.

                                                                YEAR ENDED,          YEAR ENDED,          YEAR ENDED,
                                                             DECEMBER 31, 1998   DECEMBER 31, 1997    DECEMBER 31, 1996
                                                             -----------------   -----------------    -----------------
Net loss available to common stockholders:
   As reported ...............................                 $   27,396,865       $   21,126,023       $   19,084,137
   Pro forma .................................                 $   28,374,937       $   22,676,181       $   19,411,664
Net loss per common share:
   As reported ...............................                 $          .29       $          .26       $          .23
   Pro forma .................................                 $          .30       $          .27       $          .24
Risk-free interest rate ......................                            5.5%                 6.0%                 6.8%
Expected life in years .......................                            4.0                  3.4                  6.4
Volatility ...................................                             60%                  20%                  20%
Weighted average fair value of options granted
during the year ..............................                 $         3.81       $         8.48       $         3.76

STOCK WARRANTS

On June 7, 1996, in consideration of a $3,000,000 line of credit financing arrangement, the Company issued a warrant which entitled the lender to purchase common stock shares equal to $150,000 divided by the price per share of the Company's common stock in the initial public offering. The warrant exercise price was equal to the initial public offering price and could be exercised at any time following six months after the initial public offering by the Company and prior to its expiration date of June 7, 2001.

On July 2, 1996, the line of credit was increased to $4,500,000 and an additional warrant was issued which entitled the lender to purchase another $150,000 in common stock on terms similar to those in the previously issued warrant of June 7, 1996.

On November 15, 1996, the line of credit was increased to $9,000,000 and an additional warrant was issued which entitled the lender to purchase $450,000 in common stock at a price per share equal to 110% of the initial public offering price. This warrant expires on November 15, 2003.

The foregoing warrants were valued and recorded at $246,270 based upon the Company's option pricing model (See STOCK OPTIONS).

On October 6, 1997, the line of credit was increased to $13,000,000 and an additional warrant was issued which entitled the lender to purchase $250,000 in common stock at a price per share equal to 110% of the initial public offering price. This warrant expires on October 6, 2004.

On December 31, 1997, the line of credit was increased to $14,000,000 and an additional warrant was issued which entitled the lender to purchase $50,000 in common stock at a price per share equal to 110% of the initial public offering price. This warrant expires on December 31, 2004.

The warrants issued in 1997 were valued at $59,898 based upon the Company's option pricing model (See STOCK OPTIONS).

INCOME TAXES

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial and tax reporting purposes. At December 31 1998 and 1997, deferred tax assets were comprised primarily of the following:

                                                                1998                          1997
                                                                ----                          ----
Federal:
   Depreciation .......................                 $    (14,933)                 $    107,742
   Capitalized operating expenses .....                   11,543,264                     5,921,976
   Capitalized research and development                      344,700                     2,966,105
   Deferred compensation ..............                    1,091,917                            --
   Deferred contributions .............                      359,721                       359,721
   Net operating loss carryforward ....                   21,790,822                    16,060,992
                                                        ------------                   -----------
                                                          35,115,491                    25,416,536
                                                        ------------                   -----------
                                                        ------------                   -----------
State:
   Depreciation .......................                       (4,085)                       30,557
   Capitalized operating expenses .....                    3,157,423                     1,619,834
   Capitalized research and development                    5,470,053                     4,278,956
   Deferred compensation ..............                      298,672                            --
   Deferred contributions .............                       98,394                        93,981
   Net operating loss carryforward ....                      137,968                       395,112
                                                        ------------                   -----------
                                                           9,158,425                     6,418,440
                                                        ------------                   -----------
Deferred tax asset ....................                   44,273,916                    31,834,976
Valuation allowance ...................                  (44,273,916)                  (31,834,976)
                                                        ------------                   -----------
   Net deferred tax asset .............                 $         --                   $        --
                                                        ------------                   -----------
                                                        ------------                   -----------

The increase in the valuation allowance of $ 12,438,940 at December 31, 1998 as compared to December 31, 1997, and $7,930,272 at December 31, 1997 as compared to December 31, 1996, was the result of changes in the components of the deferred tax items.

For federal income tax purposes, the Company has net operating loss carryforwards of $64,090,154 as of December 31, 1998 that expire in 2018. For state income tax purposes, the Company has California net operating loss carryforwards of $1,483,527 as of December 31, 1998 that expire in 2003. Maryland net operating loss carryforwards follow the federal treatment and expire in 2018.

Income tax expense for 1998, 1997 and 1996 consists of the minimum state franchise tax.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                                                                     Total
1998:                                                First         Second           Third          Fourth            Year
                                                     -----         ------           ------         ------            -----
Related party research and development          $  1,759,666   $  2,044,706    $  2,492,976    $  2,586,017     $  8,883,365





Related party patent expense ..........               58,389         26,712          33,024         367,545          485,670
General and administrative ............              420,227      1,646,351       4,201,497       3,028,392        9,296,467
Net loss common shareholders ..........            4,701,982      5,915,746       7,413,275       9,365,862       27,396,865
Basic and diluted loss per common share         $       0.06   $       0.06    $       0.07    $       0.09     $       0.29
Weighted average common shares
outstanding: ..........................           83,820,642     98,831,320      99,883,320     100,045,166       95,706,942
Market price per common share (1):
    High ..............................              $23 7/8   $         18       $101 5/32       $163 1/32          $23 7/8
    Low ...............................              $16 5/8         $9 3/4         $5 5/16          $5 1/2          $5 5/16
    Close .............................              $17 7/8         $9 3/4         $7 3/16       $111 5/16        $111 5/16


1997:
Related party research and development          $  1,920,220   $  1,955,957    $  1,685,966    $  1,851,593     $  7,413,736
Related party patent expense ..........              380,266        100,107          70,997         101,497          652,867
General and administrative ............              403,449        479,177         525,389       4,277,240        5,685,255
Net loss common shareholders ..........            4,223,814      4,309,996       4,059,302       8,532,911       21,126,023
Basic and diluted loss per common share         $       0.05   $       0.05    $       0.05    $       0.10     $       0.26
Weighted average common shares
Outstanding: ..........................           82,530,000     82,530,000      82,530,000      82,530,000       82,530,000

(1) The Company's common stock commenced trading on The Nasdaq Stock Market on March 24, 1998.

                                   EXHIBIT INDEX

*3.1           Certificate of Incorporation of the Company.
*3.2           Bylaws of EarthShell the Company Corporation.
*3.3           Certificate of Designation, Preferences Relative, Participating, Optional and Other Special Rights
               of the Company's Series A Cumulative Senior Convertible Preferred Stock.
*3.4           Amended and Restated Certificate of Incorporation of the Company.
*3.5           Amended and Restated Bylaws of the Company.
*4.1           Specimen certificate of Common Stock.
*10.1          Amended and Restated License Agreement dated February 28, 1995 by and between the Company and E.
               Khashoggi Industries ("EKI").
*10.2          Registration Rights Agreement dated as of February 28, 1995 by and between the Company and EKI, as amended.
*10.3          Employment Agreement dated October 19, 1993 by and between the Company and Scott Houston, as amended.
*10.4          Stock Purchase Agreement dated as of September 16, 1993 by and between the Company and the persons named therein.
*10.5          Registration Rights Agreement dated as of September 16, 1993 by and between the Company and the persons named therein, as amended.
*10.6          Sublicense Agreement dated June 19, 1995 by and between the Company and Dopaco, Inc, as amended.
*10.7          Sublicense Agreement dated November 9, 1994 by and between the Company and Genpak Corporation, as amended.
*10.8          Sublicense Agreement dated October 7, 1994 by and between the Company and Sweetheart Cup Company
               Inc.
*10.9          Sublicense Agreement dated October 21, 1993 by and between the Company and International Paper.
*10.10         Sublicense Agreement dated October 4, 1993 by and between the Company and Mobil Chemical Company.
*10.11         EarthShell Container Corporation 1994 Stock Option Plan.
*10.12         EarthShell Container Corporation 1995 Stock Incentive Plan.
*10.13         Form of Stock Option Agreement under the EarthShell Container Corporation 1994 Stock Option Plan.
*10.14         Form of Stock Option Agreement under the EarthShell Container Corporation 1995 Stock Incentive
               Plan.
*10.15         Letter from Imperial Bank to the Company dated March 18, 1998.
*10.16         Warrant to Purchase Stock issued July 2, 1996 by the Company to Imperial Bank.
*10.17         Credit Agreement dated June 7, 1996 by and between the Company and Imperial Bank.
*10.18         Warrant to Purchase Stock issued June 7, 1996 by the Company to Imperial Bank.
*10.19         Employment Agreement dated October 1, 1997 by and between the Company and Simon K. Hodson.
*10.20         Amended and Restated Technical Services and Sublease Agreement
               dated October 1, 1997 by and between the Company and EKI.
*10.21         Amended and Restated Agreement for Allocation of Patent Costs dated October 1, 1997 by and between the Company and EKI.



*10.22         Promissory Note dated December 31, 1997 in the principal amount of $14,000,000 made by the Company in favor of Imperial Bank.
*10.23         Credit Agreement dated November 15, 1996 by and between the Company and Imperial Bank.
*10.24         Letter of Intent dated July 23, 1997 by and between Sweetheart Cup Company Inc. and the Company.
*10.25         Letter of Intent dated November 13, 1996 by and between Prairie Packaging, Inc. and the Company.
*10.26         Warrant to Purchase Stock issued November 15, 1996 by the Company to Imperial Bank.
*10.27         Promissory Note dated December 31, 1997 in the principal amount of $32,060,887 made by the Company in favor of EKI.
*10.28         Letters dated August 22, 1997 from Shelby Yastrow to Simon K. Hodson and Simon K. Hodson to Shelby
               Yastrow.
*10.29         First Amendment to Credit Agreement dated October 6, 1997 by and between the Company and Imperial
               Bank.
*10.30         Warrant to Purchase Stock issued October 6, 1997 by the Company to Imperial Bank.
*10.31         Sublicense Agreement dated October 16, 1997 by and between the Company and Sweetheart Cup Company
               Inc.
*10.32         Operating Agreement for the Production of Hinged Sandwich Containers for McDonald's Corporation
               between Sweetheart Cup Company Inc. and the Company dated as of October 16, 1997.
*10.33         Lease Agreement Commercial Building dated February 1, 1997 between the Company and PDG, Ltd.
*10.34         Second Amendment to Credit Agreement dated December 31, 1997 by and between the Company and
               Imperial Bank.
*10.35         Warrant to Purchase Stock dated December 31, 1997 by the Company to Imperial Bank.
*10.36         Letter Agreement dated January 14, 1998 by and between the Company and Prairie Packaging, Inc.
*10.37         Letter Agreement re Haas/BIOPAC Technology dated February 17, 1998 by and between the Company and
               EKI.
*10.38         Second Amendment to 1995 Stock Incentive Plan of the Company.
*10.39         Amendment No. 2 to Registration Rights Agreement dated as of September 16, 1993.
*10.40         Amendment No. 2 to Registration Rights Agreement dated February 28, 1995.
*10.41         Promissory Note dated October 31, 1997 in the principal amount of
               $29,832.61 made by the Company in favor of Montecito Bank &
               Trust.
*10.42         Employment Agreement dated February 16, 1998 by and between the Company and David H. Kennedy.
*10.43         Employment Agreement dated March 23, 1998 by and between the Company and William F. McLaughlin.
*10.44         Employment Agreement dated March 23, 1998 by and between the Company and William F. Spengler.
*10.45         Employment Agreement dated April 15, 1998 by and between the Company and Vincent J. Truant.
*10.46         Employment Agreement dated July 22, 1998 by and between the Company and Michael M. Hagerty.
*10.47         Lease Agreement dated June 4, 1998 by and between the Company and
               Baltimore Center Associates Limited Partnership.
*10.48         Lease Agreement dated May 1, 1998 by and between the Company and ORIX SBAP Goleta Venture, a general partnership.
*10.49         Design, Procurement and Construction Management Services Agreement dated May 13, 1998 by and among the Company, Sweetheart Cup Company Inc., CH2M Hill Industrial



               Design Corporation, and IDC Construction Management, Inc.
*10.50         First Amendment, dated June 2, 1998 to the Amended and Restated License Agreement by and between the Company and E. Khashoggi Industries ("EKI").
 10.51         First Amendment to 1995 Stock Incentive Plan of the Company.

    27         Financial Data Schedule.


* Previously filed, as an exhibit to the Company's Registration Statement on Form S-1 and amendments thereto, File no. 333-13287, and incorporated herein by reference.