Form 10-Q
period 1999-03-31
EARTHSHELL CORP
filed 1999-05-17
CIK 911801

------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From _________to_________

                        Commission File Number 333-13287

                             EARTHSHELL CORPORATION
             (Exact name of registrant as specified in its charter)

                        DELAWARE                    77-0322379
              (State or other jurisdiction      of (I.R.S. Employer
             incorporation or organization)     Identification No.)


            111 S. CALVERT ST. SUITE 1950, BALTIMORE, MARYLAND 21202
            (Address of principal executive office)       (Zip Code)

       Registrant's telephone number, including area code: (410) 949-1300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares outstanding of the registrant's common stock as of May 7, 1999 was 100,045,166.

------------------------------------------------------------------------------

                             EARTHSHELL CORPORATION
                                  FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1999
                                   INDEX


PART I. FINANCIAL INFORMATION
                                                                                            Page
        Item 1. Financial Statements
                a) Balance Sheets as of March 31, 1999 and December 31, 1998
                   (unaudited)...............................................................1

                b) Statements of Operations for the three months ended March 31,
                   1999 and 1998 (unaudited) and for the period from November 1, 1992 through March 31, 1999 (unaudited)........................................2

                c) Statements of Stockholders' Equity (Deficit) for the years ended 1993 through 1998 and the three months ended March 31, 1999 (unaudited)........3

                d) Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (unaudited) and for the period from November 1, 1992
                   (inception) through March 31, 1999 (unaudited)............................4

                e) Notes to Financial Statements (unaudited).................................5

       Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations........................................................6

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................11

PART II. OTHER INFORMATION

       Item 2.  Changes in Securities and Use of Proceeds...................................12

       Item 5.  Other Information...........................................................13

       Item 6.  Exhibits and Reports on Form 8-K............................................13

       SIGNATURE............................................................................14

                           EARTHSHELL CORPORATION
                      (A DEVELOPMENT STAGE ENTERPRISE)
                              BALANCE SHEETS
                                (UNAUDITED)

                                                                                    MARCH 31            DECEMBER 31
                                                                                  ----------------------------------
                                                                                      1999                 1998
                                                                                  -------------        -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................................       $  69,142,942        $  86,590,163
  Restricted cash .........................................................           3,500,000            3,500,000
  Short-term investments ..................................................           6,530,928            6,530,928
  Other assets ............................................................           1,468,863            1,196,373
                                                                                  -------------        -------------
      Total current assets ................................................          80,642,733           97,817,464

PROPERTY AND EQUIPMENT, NET ...............................................          45,396,209           37,820,917
                                                                                  -------------        -------------
TOTAL .....................................................................       $ 126,038,942        $ 135,638,381
                                                                                  -------------        -------------
                                                                                  -------------        -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses ..................................       $   8,543,100        $   9,559,437
   Trade payable to majority stockholder ..................................             881,206            1,181,300
   Notes payable to banks .................................................                 -                 22,975
                                                                                  -------------        -------------
      Total current liabilities ...........................................           9,424,306           10,763,712

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 200,000,000 shares authorized; 100,045,166 issued and outstanding as of March 31, 1999 and
    December 31,1998 .......................................................          1,000,451            1,000,451
   Additional paid-in common capital ......................................         224,715,255          224,715,255
   Deficit accumulated during the development stage .......................        (109,101,070)        (100,841,037)
                                                                                  -------------        -------------
      Total stockholders' equity ..........................................         116,614,636          124,874,669
                                                                                  -------------        -------------
TOTAL .....................................................................       $ 126,038,942        $ 135,638,381
                                                                                  -------------        -------------
                                                                                  -------------        -------------

                             EARTHSHELL CORPORATION
                       (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                           NOVEMBER 1, 1992
                                                          FOR THE THREE MONTHS               (INCEPTION)
                                                             ENDED MARCH 31,              THROUGH MARCH 31,
                                                        1999                1998                1999
                                                   -------------        -------------       -------------
EXPENSES:
 Related party research and development ..         $   2,400,310        $   1,759,666       $  49,007,787
 Other research and development ..........             3,301,905              650,415          19,076,670
 Related party general and administrative
    expenses .............................                16,800               16,800           1,885,600
 Other general and administrative expenses             3,001,856              403,427          27,808,716
 Depreciation and amortization ...........               263,658              194,125           3,403,712
 Related party patent expenses ...........               301,747               58,389           7,988,024
                                                     -------------        -------------       -------------
    Total expenses .......................             9,286,276            3,082,822         109,170,509

Interest income ............................          (1,027,043)                 -            (6,634,508)
Related party interest expense .............                 -                651,586           4,770,731
Other interest expense .....................                 -                433,274           1,788,738
                                                   -------------        -------------       -------------
Loss Before Income Taxes ...................           8,259,233            4,167,682         109,095,470

Income Taxes ...............................                 800                  800               5,600
                                                   -------------        -------------       -------------
Net Loss ...................................           8,260,033            4,168,482         109,101,070
Preferred Dividends ........................                 -                533,500           9,926,703
                                                   -------------        -------------       -------------
Net Loss Available To Common Stockholders ..       $   8,260,033        $   4,701,982       $ 119,027,773
                                                   -------------        -------------       -------------
                                                   -------------        -------------       -------------
Basic And Diluted Loss Per Common Share ....       $        0.08        $        0.06       $        1.40

Weighted Average Number Of Common Shares ...         100,045,166           83,820,642          85,176,165

                            EARTHSHELL CORPORATION
                      (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)


                                              CUMULATIVE
                                              CONVERTIBLE          ADDITIONAL
                                            PREFERRED STOCK         PAID-IN                COMMON STOCK
                                                SERIES A           PREFERRED       ----------------------------
                                         SHARES          AMOUNT     CAPITAL          SHARES           AMOUNT
                                       ------------      ------    ----------      ----------        ----------
ISSUANCE OF COMMON STOCK
AT INCEPTION.........................           -            -               -      82,530,000         $3,150
Sale of preferred stock, net.........   6,988,850         $267     $24,472,734               -              -
Net loss.............................           -            -               -               -              -
                                        ---------        -----     -----------      ----------         ------
BALANCE, DECEMBER 31, 1993              6,988,850          267      24,472,734      82,530,000          3,150
Net loss.............................           -            -               -               -              -
                                        ---------        -----     -----------      ----------         ------
BALANCE, DECEMBER 31, 1994              6,988,850          267      24,472,734      82,530,000          3,150
Contribution to equity...............           -            -               -               -              -
Net loss.............................           -            -               -               -              -
                                        ---------        -----     -----------      ----------         ------
BALANCE, DECEMBER 31, 1995              6,988,850          267      24,472,734      82,530,000          3,150
Contribution to equity...............           -            -               -               -              -
Issuance of stock warrants...........           -            -               -               -              -
Net loss.............................           -            -               -               -              -
                                        ---------        -----     -----------      ----------         ------
BALANCE, DECEMBER 31, 1996              6,988,850          267      24,472,734      82,530,000          3,150
Compensation related to stock
options and warrants.................           -            -               -               -              -
Net loss.............................           -            -               -               -              -
                                        ---------        -----     -----------      ----------         ------
BALANCE, DECEMBER 31, 1997              6,988,850          267      24,472,734      82,530,000          3,150
262 to 1 stock split.................           -       69,621         (69,621)              -        822,150
Conversion of preferred stock to
common stock.........................  (6,988,850)     (69,888)    (24,403,113)      6,988,850         69,888
Issuance of common stock.............           -            -               -      10,526,316        105,263
Preferred stock dividends............           -            -               -               -              -
Net loss.............................           -            -               -               -              -
                                        ---------        -----     -----------      ----------         ------
BALANCE, DECEMBER 31, 1998                      -            -               -     100,045,166      1,000,451
Net loss.............................           -            -               -               -              -
                                        ---------        -----     -----------      ----------         ------
BALANCE, MARCH 31, 1999                         -  $         -    $          -     100,045,166     $1,000,451
                                        ---------        -----     -----------      ----------         ------
                                        ---------        -----     -----------      ----------         ------


                                                             DEFICIT
                                                           ACCUMULATED
                                          ADDITIONAL         DURING
                                           PAID-IN         DEVELOPMENT
                                        COMMON CAPITAL        STAGE            TOTAL
                                        --------------     ------------     -----------
ISSUANCE OF COMMON STOCK
AT INCEPTION.........................         $6,850                 -          $10,000
Sale of preferred stock, net.........              -                 -       24,473,001
Net loss.............................              -       $(7,782,551)      (7,782,551)
                                         -----------       -----------      -----------
BALANCE, DECEMBER 31, 1993                     6,850        (7,782,551)      16,700,450
Net loss.............................              -       (16,582,080)     (16,582,080)
                                         -----------       -----------      -----------
BALANCE, DECEMBER 31, 1994                     6,850       (24,364,631)         118,370
Contribution to equity...............      1,117,723                 -        1,117,723
Net loss.............................              -       (13,914,194)     (13,914,194)
                                         -----------       -----------      -----------
BALANCE, DECEMBER 31, 1995                 1,124,573       (38,278,825)     (12,678,101)
Contribution to equity...............        650,000                 -          650,000
Issuance of stock warrants...........        246,270                 -          246,270
Net loss.............................              -       (16,950,137)     (16,950,137)
                                         -----------       -----------      -----------
BALANCE, DECEMBER 31, 1996                 2,020,843       (55,228,962)     (28,731,968)
Compensation related to stock
options and warrants.................      3,156,659                 -        3,156,659
Net loss.............................              -       (18,992,023)     (18,992,023)
                                         -----------       -----------      -----------
BALANCE, DECEMBER 31, 1997                 5,177,502       (74,220,985)     (44,567,332)
262 to 1 stock split.................       (822,150)                -                -
Conversion of preferred stock to
common stock.........................     24,403,113                 -                -
Issuance of common stock.............    205,883,493                 -      205,988,756
Preferred stock dividends............     (9,926,703)                -       (9,926,703)
Net loss.............................              -       (26,620,052)     (26,620,052)
                                         -----------       -----------      -----------
BALANCE, DECEMBER 31, 1998               224,715,255      (100,841,037)     124,874,669
Net loss.............................              -        (8,260,033)      (8,260,033)
                                         -----------       -----------      -----------
BALANCE, MARCH 31, 1999                 $224,715,255     $(109,101,070)    $116,614,636
                                         -----------       -----------      -----------
                                         -----------       -----------      -----------

                                             EARTHSHELL CORPORATION
                                        (A DEVELOPMENT STAGE ENTERPRISE)
                                            STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)


                                                                                                                   NOVEMBER 1,
                                                                                                                   1992
                                                                                                                   (INCEPTION)
                                                                                 FOR THE THREE MONTHS ENDED        THROUGH
                                                                                          MARCH 31,                MARCH 31,
                                                                                    1999            1998           1999
                                                                                ---------------------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss......................................................................  $(8,260,033)    $(4,168,482)   $(109,101,070)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization...............................................      263,658         194,125        3,403,712
  Issuance of stock options to director and consultant........................            -               -        3,211,522
  Issuance of stock options to officer........................................            -               -          650,000
  Amortization of debt issue costs............................................            -               -          271,277
  Loss on sale or disposal of property and equipment..........................      267,562               -        3,770,038
  Net loss on sale of investments.............................................            -               -           32,496
  Accretion of discounts on investments.......................................            -               -         (410,084)
Changes in operating assets and liabilities:
  Other assets................................................................     (272,490)       (374,840)      (1,468,863)
  Accounts payable and accrued expenses.......................................   (1,039,312)        (30,996)       8,520,123
  Payable to majority stockholder.............................................     (300,094)       (622,090)      27,764,419


       Accrued interest on notes payable to majority stockholder..............             -       (636,068)               -
                                                                                 -----------     ----------      -----------
       Net cash used in operating activities..................................    (9,340,709)    (5,638,351)     (63,356,430)


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments U.S. government securities............................             -              -      (43,449,182)
Purchase of  restricted time deposit..........................................             -              -       (3,500,000)
Proceeds from sales and redemptions of investments............................             -              -       37,295,842
Proceeds from sale of property and equipment..................................             -              -          297,670
Purchase of property and equipment............................................    (8,106,512)    (4,536,906)     (53,739,364)
                                                                                 -----------     ----------      -----------
       Net cash used in investing activities..................................    (8,106,512)    (4,536,906)     (63,095,034)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable to stockholders.......................             -      1,450,000       14,270,000
Proceeds from drawings on line of credit with bank............................             -      2,150,000       14,000,000
Proceeds from issuance of common stock........................................             -    221,052,636      221,062,636
Common stock issuance costs...................................................             -    (15,106,142)     (15,178,641)
Preferred dividends paid......................................................             -              -       (9,926,703)
Proceeds from issuance of preferred stock.....................................             -              -       25,675,000
Preferred stock issuance costs................................................             -              -       (1,201,999)
Repayment of line of credit with bank.........................................             -    (14,000,000)     (14,000,000)
Repayment of note payable.....................................................             -    (33,477,403)     (39,105,887)
                                                                                 -----------     ----------      -----------
       Net cash provided by financing activities..............................             -    162,069,091      195,594,406
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............................   (17,447,221)   151,893,834      $69,142,942
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD................................    86,590,163          8,437                -
                                                                                 -----------     ----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD......................................   $69,142,942   $151,902,271      $69,142,942
                                                                                 -----------     ----------      -----------
                                                                                 -----------     ----------      -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
   Income taxes...............................................................          $800           $800           $5,600
   Interest...................................................................             -     $1,702,944       $3,026,633
Warrants issued with debt.....................................................             -              -         $306,168
Transfer of property from EKI.................................................             -              -          $28,745
Conversion of preferred stock to common stock.................................             -        $39,934          $69,888


EARTHSHELL CORPORATION

NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)
MARCH 31, 1999
------------------------------------------------------------------------------

PRESENTATION OF FINANCIAL INFORMATION

The foregoing interim financial information is unaudited and has been prepared from the books and records of EarthShell Corporation (the "Company"). In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting.

The accompanying unaudited financial statements and these notes do not include certain information and footnote disclosures required by generally accepted accounting principles, which were included in the Company's financial statements for the year ended December 31, 1998. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

Basic and diluted loss per common share is calculated based on the weighted average shares outstanding of 100,045,166 and 83,820,642 for the three months ended March 31, 1999 and 1998, respectively. Basic and diluted are the same because common stock equivalents are considered anti-dilutive.

RELATED PARTY TRANSACTIONS

For the three months ended March 31, 1999 and 1998, the Company paid or accrued $2,400,310 and $1,759,666, respectively, for services performed by EKI under the Amended and Restated Technical Services and Sublease Agreement effective October 1, 1997, between the Company and EKI and $16,800 in sublease payments to EKI for each of the respective periods.

Under the Amended and Restated Agreement for Allocation of Patent Costs effective October 1, 1997, legal fees related to patents of $301,747 and $58,389 were paid to or on behalf of EKI for the three months ended March 31, 1999 and 1998, respectively.

PROPERTY AND EQUIPMENT

At March 31, 1999, property and equipment consisted of the following:



Commercial Manufacturing Equipment: Construction in progress.......       $ 40,405,846
Product Development Center:
  Equipment .......................................................          3,925,665
  Construction in progress ........................................            441,444
  Leasehold improvements ..........................................            521,253
                                                                          ------------
                                                                             4,888,362

Office equipment & furniture ......................................            439,357
Office leasehold improvements .....................................            905,582

Less: accumulated depreciation ....................................         (1,242,938)
                                                                          ------------


Property and equipment - net ......................................       $ 45,396,209
                                                                          ============

EARTHSHELL CORPORATION

NOTES TO FINANCIAL STATEMENTS  (UNAUDITED) - continued
MARCH 31, 1999
-------------------------------------------------------------------------------

COMMITMENTS

The Company has committed to capital equipment and infrastructure expenditures primarily for the Sweetheart Cup Company Inc. installation of $5.3 million as of March 31, 1999.

1995 STOCK INCENTIVE PLAN

During the three months ended March 31, 1999, the Board of Directors approved amendments, subject to shareholder approval, to the Company's 1995 Stock Incentive Plan to:

- grant to each director who is elected after January 1, 1999 a director's option having a value at the time of grant equal to $120,000. This option will vest immediately on grant, and in the case of grants made at the 1999 annual meeting, will have an exercise price of $21 per share, and in the case of grants made in subsequent years, will have an exercise price equal to the average price for the three consecutive trading days immediately preceding the grant;

- to increase the aggregate number of options that may be granted under the 1995 Stock Incentive Plan from 4,585,000 to 10,000,000;

- to increase the aggregate number of options that may be granted to an individual in a calendar year from 393,000 to 500,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained in this Quarterly Report on Form 10-Q including "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial results to differ substantially from those anticipated by management that are described herein. Factors influencing the Company's operating performance and financial results include, but are not limited to, changes in the general economy, the availability of financing, governmental regulations concerning, but not limited to, environmental issues, and other risks and unforeseen circumstances affecting the Company's business and should be read in conjunction with other factors discussed in the Company's 1998 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The Company was organized in November 1992 as a Delaware corporation and continues to be a development stage enterprise that has not produced any revenues from operations through the quarter ended March 31, 1999. E. Khashoggi Industries LLC, the Company's principal stockholder, or its predecessors ("EKI"), has been involved since July 1985 in the development of various new material technologies including the new composite material. The Company was formed to develop, license and commercialize foodservice disposables made of EarthShell composite material ("EarthShell Products"). The Company has an exclusive, worldwide, royalty-free license from EKI to use certain technology for this purpose. The Company intends to continue to license or joint venture with existing manufacturers of foodservice disposables for the manufacture and distribution of EarthShell Products. The Company expects to derive revenues primarily from license royalties and distributions from joint ventures that are licensed to manufacture EarthShell Products.

The Company has experienced aggregate net losses of approximately $109 million from its inception on November 1, 1992 through March 31, 1999. The Company has been unprofitable to date and expects to continue to incur operating losses until its products are commercially introduced and achieve broad market acceptance and market penetration. Successful future operations will depend upon the ability of the Company, its licensees and joint venture partners to commercialize various types of EarthShell Products. Prior to the Company's initial public offering in March 1998, in which the Company raised net proceeds of $206 million, the Company financed its operations from inception primarily through the private placement of preferred stock and loans from EKI and Imperial Bank. Since inception, the Company has relied on EKI to provide extensive management and technical support. The Company and EKI entered into an Amended and Restated Technical Services and Sublease Agreement (the "Technical Services Agreement") which continues through December 31, 2002. Under the terms of the Technical Services Agreement, the Company pays EKI for all direct project labor hours incurred by EKI technical personnel and direct expenses incurred on approved projects. In addition, under an Amended and Restated Agreement for the Allocation of Patent Costs (the "Patent Agreement"), the Company reimburses EKI for the costs and expenses of filing, prosecuting, acquiring and maintaining certain patents and patent applications relating to the technology licensed to the Company under an Amended and Restated License Agreement (the "License Agreement").

DEVELOPMENT OF FIRST COMMERCIAL MANUFACTURING FACILITY

One of the Company's licensees, Sweetheart Cup Company Inc. ("Sweetheart"), has secured a contract with Perseco (the primary packaging purchasing agent for McDonald's Corporation), to supply McDonald's US restaurants with a minimum of 1.8 billion Big Mac-Registered Trademark- sandwich containers made from EARTHSHEll Products over a three-year period, representing the initial commercial application of EarthShell Products. To support this initial commercial application of EarthShell Products, EarthShell agreed with Sweetheart to provide manufacturing equipment to Sweetheart with adequate capacity to fulfill the Perseco/McDonald's order.

The development and installation of equipment lines at Sweetheart's Owings Mills, Maryland facility has been the Company's major focus since Sweetheart secured the Perseco supply agreement for Big Mac-Registered Trademark-sandwich containers in October 1997. Because the Owings Mills facility is the first commercial effort at implementation of the EarthShell technology, the Company believes that the cost incurred on manufacturing lines in this facility will be significantly higher than the cost of manufacturing lines in subsequent facilities.

At December 31, 1998, the Company estimated the capitalized cost of the first three lines at approximately $38.5 million upon completion, and, in addition, the Company expected to expense approximately $8.2 million of process development, design and engineering costs related to these lines. The Company also anticipated incurring approximately $3.5 million of capitalized costs associated with future lines at Owings Mills. In addition, the Company expected to incur $3.5 million in start-up and debugging expense associated with preparing these lines for full-scale production. The total project cost for this three-line facility was therefore estimated to be approximately $54 million at December 31, 1998.

The Company currently believes the estimated capitalized cost of the initial three lines will be approximately $40.4 million upon completion. In addition, the Company expects to expense approximately $9.1 million of process development, design and engineering costs related to these lines. The Company has also incurred approximately $3.5 million for capitalized costs associated with future lines at Owings Mills. In addition, the Company expects to incur approximately $6.4 million in start-up and debugging expense associated with preparing these lines for full scale production. The total project cost for this three-line facility is therefore estimated to be approximately $59 million. This $5 million increase in projected costs over previously reported estimates is a result of continued debugging efforts and ongoing minor modification to installed equipment.

The Company believes a substantial portion of the incremental capitalized cost of the Sweetheart installation is non-recurring. These non-recurring costs include portions of plant engineering and design costs, oversizing of system components to allow for margins of safety, installation of instrumentation and monitoring equipment to provide input for future value engineering, and premiums paid on component equipment for first time, single item purchases. The Company also believes manufacturing process design and development expenses will be reduced in future sites.

The Company has experienced persistent, but typical problems debugging its first manufacturing lines. The manufacturing process includes various units of operation, such as mixing, forming, trimming, sanding, coating, printing and stacking, all of which are integrated and computer controlled along an assembly line. The Company has now been successful in the process of sequentially integrating each unit of operation along the assembly line and in producing commercially acceptable parts, although at a relatively low volume level. The Company believes it will be successful in the debugging process going forward as it ramps its production lines up to produce at higher levels. The Company previously reported that it believed the three lines constructed could produce the quantities necessary to fulfill the Perseco/McDonald's order. The three lines installed have been designed to produce sufficient quantities to fulfill the commitment to Perseco, but, there can be no assurance that the currently installed three line configuration can fully support future order quantities under the purchase commitment between Perseco and Sweetheart. By the end of the second quarter of 1999, the Company will be in a position to make a determination as to whether additional equipment will be required to meet this commitment.

The Company recently announced that McDonald's and Perseco had been notified that initial commercial shipment quantities were ready to be released. This event represented achievement of a significant first commercialization milestone for the Company. The Company believes that the venture with Sweetheart will generate positive cash flow.

OTHER CUSTOMERS AND LICENSEES

In addition to its agreement with Sweetheart, the Company is engaged in discussions with additional companies for additional licensing or joint venture agreements to further commercialize its technology. In October 1998, the Company announced that it had signed a non-binding letter of intent to establish a joint venture to commercialize EarthShell Products throughout Europe, Australia, New Zealand, and Asia (except Japan) as determined on a country by country basis, with Huhtamaki Oyj ("Huhtamaki"), a leading international food and food packaging firm headquartered in Finland which commands leading market shares in Europe, Australia, and significant positions in several Asian markets. The Company also announced in November 1998 that it had signed a non-binding letter of intent with Prairie Packaging, Inc. ("Prairie)" to produce an array of products. The proposed arrangement encompasses the production of plates, hinged-lid containers and cups, initially to be sold to Sysco Corporation, the leading foodservice distributor in North America. Discussions leading to definitive agreements are still in process as of March 31, 1999, but no assurances can be given that these non-binding letters of intent will result in definitive agreements with either Huhtamaki or Prairie.

SECOND GENERATION PLANT ECONOMICS

The Company has concluded that its next series of plant investments will not be committed until the Company is satisfied that its second generation products may be produced so that both EarthShell and its partners receive expected returns based upon commercial scale pilot line experiences. Due to the extensive technical effort being made at the Company's first facility at Sweetheart and due to the Company's need to complete the development of specific manufacturing processes which can be commercially implemented, the Company expects that it will be delayed in demonstrating the economic viability of its second generation products. To date, the Company has initiated pilot line development on a limited number of products.

As part of definitive partnership agreements currently being negotiated, the Company intends to enter into joint development of next generation manufacturing systems with its partners. Once definitive agreements have been signed, these partners will participate in this development process relative to their respective product lines and a more specific timeline for completion will be developed. The Company believes it has sufficient cash resources to complete its first facility at Sweetheart, implement its second generation manufacturing process in commercial scale pilots and, based on anticipated equipment financing, initiate construction of its next two facilities.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999, TO THE THREE MONTHS ENDED MARCH 31, 1998

TOTAL RESEARCH AND DEVELOPMENT EXPENSES Total research and development expenditures for the development of EarthShell Products increased $3.3 million to $5.7 million from $2.4 million for the three months ended March 31, 1999 compared with the three months ended March 31, 1998. Approximately $1.7 million of the increase was related to the cost of start-up and debugging of the Sweetheart manufacturing lines in the 1999 period, $0.8 million was due to Company staffing increases related to supporting the Sweetheart operations, and $0.6 million was due to reimbursement to EKI for its support for the Sweetheart operation.

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES When comparing the three months ended March 31, 1999 to the three months ended March 31, 1998, total general and administrative expenses increased $2.6 million to $3.0 million from $0.4 million. Approximately $1.1 million of the increase was due to compensation and benefits related to the new staff hired in the second half of 1998 and early 1999. The majority of the remaining increase was due to operating a publicly traded-company in the 1999 period and includes activity for an investor relations program, creation of an annual report, stock transfer activity and general expenses associated with an additional office site in Maryland.

DEPRECIATION AND AMORTIZATION EXPENSE Depreciation and amortization expense increased $70,000 to $264,000 from $194,000 for the three months ended March 31, 1999 compared with the three months ended March 31, 1998. The increase in depreciation expense was primarily the result of the purchase of pilot manufacturing equipment installed in the Company's product development center.

As the commercial manufacturing equipment is being installed at Sweetheart, it is anticipated that depreciation and amortization will increase significantly when the equipment is placed in service.

RELATED PARTY PATENT EXPENSES Legal fees reimbursed to EKI under the Amended and Restated Agreement for Allocation of Patent Costs with EKI increased $244,000 to $302,000 from $58,000 for the three months ended March 31, 1999 compared with the three months ended March 31, 1998. The increase was primarily a result of increased patent research activity and filing more new patent applications than in the previous period.

INTEREST INCOME Interest income was $1.0 million and zero for the three months ended March 31, 1999 and 1998, respectively, and reflects investment earnings on the net proceeds of the Company's initial public offering completed at the end of March 1998.

INTEREST EXPENSE Interest expense decreased from $1.1 million to zero for the three months ended March 31, 1999 compared with the three months ended March 31, 1998. Following the initial public offering, the interest-bearing debt was repaid.

LIQUIDITY AND CAPITAL RESOURCES AT MARCH 31, 1999

In connection with the Company's initial public offering on March 27, 1998, the Company issued 10,526,316 shares of its common stock, $.01 par value, for which it received net proceeds of approximately $206 million. The Company has used $133.1 million of the net proceeds through March 31, 1999. A portion of the proceeds was used to repay indebtedness to the majority stockholder of $36.6 million, bank debt of

$14.0 million and to pay accrued dividends on the Company's Series A preferred stock of $9.9 million. The remaining proceeds are anticipated to be used (i) to facilitate the development of manufacturing capacity for the Company's products by engineering, developing and constructing manufacturing lines for licensees or joint ventures; (ii) to expand the EarthShell product development center; (iii) to launch an initial public relations and advertising campaign; and (iv) for general corporate purposes, including the employment of additional personnel, the continued design and development of EarthShell Products and anticipated operating losses. As of March 31, 1999 the Company had cash and short-term investments totaling approximately $79.2 million.

Net cash used in operations was $9.3 million for the three months ended March 31, 1999 and $5.6 million for the three months ended March 31, 1998. Net cash used in investing activities was $8.1 million and $4.5 million for the three months ended March 31, 1999 and 1998, respectively. In addition to the repayment of indebtedness, the Company used the initial public offering proceeds to pay outstanding payables and purchase equipment to facilitate the development of manufacturing capacity for EarthShell Products.

The Company believes that it is not dependent on third party financing to meet its operating and working capital needs through the next twelve months, exclusive of new commercial plant manufacturing investments beyond the current project with Sweetheart.

The Company intends to use third party financing in the development of its next commercial manufacturing plants. The Company intends to prove its manufacturing economics using pilot lines before soliciting such third party financing and prior to making its next plant investments. The Company believes, contingent on securing third party financing, that it has sufficient capital resources to meet its operating and working capital needs and to initiate construction of its next two facilities.

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

YEAR 2000 COMPLIANCE

The Company is currently reviewing its business operations to minimize the risk of potential disruption from the Year 2000 issue. This problem is a result of computer programs having been written using two digits, rather than four, to define the applicable year. Any information systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. The problem also extends to many non-information technology systems; that is, operating and control systems that rely on embedded chips systems. For the purposes of this discussion, "Year 2000 compatible" means that the computer hardware, software or device in question will function in 2000 without modification or adjustment or will function in 2000 with a one-time manual adjustment. However, there can be no assurance that any such Year 2000 compatible hardware, software or device will function properly when interacting with any Year 2000 non-compatible hardware, software or device.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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

In the Company's Prospectus dated March 23, 1998, the Company disclosed its intent to redeem all Series A convertible preferred stock shortly following the initial public offering. By notice dated May 13, 1998, the Company called for redemption, effective July 14, 1998, of the remaining 2,995,446 shares of Series A preferred stock. As of March 31, 1999, all outstanding shares of Series A Preferred Stock had been converted to common stock.

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

The Company incurred expenses in connection with its initial public offering as follows:

         Underwriting discounts and commissions.......... $13,815,790
         Other expenses..................................   1,362,851
                                                          -----------
         Total expenses.................................. $15,178,641
                                                          -----------
                                                          -----------

None of the above expenses was paid either directly or indirectly to directors, officers, general partners of the Company or its associates, or to persons owning more than 10% of any class of equity security of the Company or to affiliates of the Company.

Through March 31, 1999, the Company applied $133,079,546 of the $205,873,995 in net offering proceeds as follows:

         Repayment of indebtedness owed to principal stockholder......    $36,630,548
         Repayment of indebtedness owed to bank.......................     14,000,000
         Purchases of manufacturing equipment.........................     23,548,225
         Construction and engineering costs for manufacturing plants..     22,160,654
         Demonstration and prototype facility.........................      3,683,006
         Payment of cash dividend to preferred stockholders...........      9,926,703
         Payment of legal fees........................................      1,669,658

         Other operating expenses.....................................     21,460,752
                                                                         ------------
                  Total proceeds applied..............................   $133,079,546
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

ITEM 5.  OTHER INFORMATION

The Company recently announced that William F. McLaughlin, President and Chief Operating Officer had resigned for personal reasons. Mr. Simon Hodson will assume the responsibilities of President, in addition to his role as Vice Chairman and Chief Executive Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits
         27.1     Financial Data Schedule

(B)      Reports on Form 8-K

No reports on Form 8-K were filed by EarthShell during the quarter ended March 31, 1999.

Items 1, 3 and 4 are not applicable and have been omitted.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     EarthShell Corporation


Date: May 14, 1999                   By:
     -------------                      -----------------------
                                         William F. Spengler
                                         CHIEF FINANCIAL OFFICER


                                     (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
                                      AND DULY AUTHORIZED OFFICER)