Form 10-Q
period 1999-06-30
EARTHSHELL CORP
filed 1999-08-13
CIK 911801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

               |_| TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d)
                       OF SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes |X| No |_|

     The number of shares outstanding of the registrant's common stock as of
                        August 10, 1999 was 100,045,166.



                             EARTHSHELL CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX

PART I. FINANCIAL INFORMATION
      Item 1.   Financial Statements ..............................................   Page
                a) Balance Sheets
                   as of June 30, 1999 and December 31, 1998 (unaudited) ..........    1

                b) Statements of Operations
                   for the three and six months ended June 30, 1999 and 1998
                   (unaudited) and for the period from November 1, 1992 (inception)
                   through June 30, 1999 (unaudited) ..............................    2

                c) Statements of Stockholders' Equity (Deficit)for the period from November 1, 1992 (inception) to December 31, 1998 and
                   the six months ended June 30, 1999 (unaudited) .................    3

                d) Statements of Cash Flows
                   for the six months ended June 30, 1999 and 1998 (unaudited)
                   and for the period from November 1, 1992 (inception)
                   through June 30, 1999 (unaudited) ..............................    4

                e) Notes to Financial Statements (unaudited) ......................    5

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations ...............................    7

 PART II. OTHER INFORMATION

      Item 1.   Legal Proceedings .................................................   13

      Item 2.   Use of Proceeds ...................................................   13

      Item 4.   Submission of Matters to a Vote for Security Holders ..............   13

      Item 5.   Other Information .................................................   14

      Item 6.   Exhibits and Reports on Form 8-K ..................................   14

      SIGNATURE ...................................................................   15



                             EARTHSHELL CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                           JUNE 30,        DECEMBER 31,
                                                         ------------------------------
                                                             1999             1998
                                                         -------------    -------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .......................   $  61,528,453    $  86,590,163
     Restricted cash .................................       3,500,000        3,500,000
     Short-term investments ..........................            --          6,530,928
     Other assets ....................................         398,185        1,196,373
                                                         -------------    -------------
        Total current assets .........................      65,426,638       97,817,464

PROPERTY AND EQUIPMENT, NET ..........................      48,068,309       37,820,917
                                                         -------------    -------------
TOTAL ................................................   $ 113,494,947    $ 135,638,381
                                                         =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable and accrued expenses ..........   $   7,253,142    $   9,559,437
      Trade payable to majority stockholder ..........         989,500        1,181,300
      Note payable to bank ...........................            --             22,975
                                                         -------------    -------------
         Total current liabilities ...................       8,242,642       10,763,712
                                                         -------------    -------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value,200,000,000 shares
       authorized; 100,045,166 issued and outstanding
       as of June 30, 1999 and
      December 31,1998 ...............................       1,000,451        1,000,451
      Additional paid-in common capital ..............     225,555,255      224,715,255
      Deficit accumulated during the development stage    (121,303,401)    (100,841,037)
                                                         -------------    -------------
         Total stockholders' equity ..................     105,252,305      124,874,669
                                                         -------------    -------------
TOTAL ................................................   $ 113,494,947    $ 135,638,381
                                                         =============    =============




                             EARTHSHELL CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS               FOR THE SIX MONTHS        NOVEMBER 1, 1992
                                                        ENDED JUNE 30,                    ENDED JUNE 30,         (INCEPTION) THROUGH
                                               ------------------------------    ------------------------------    JUNE 30,  1999
                                                    1999             1998             1999             1998      -------------------
                                                    ----             ----             ----             ----



EXPENSES:
   Related party research and development ..   $   2,957,725    $   2,044,706    $   5,358,035    $   3,804,372    $  51,965,512
   Other research and development ..........       4,026,548        3,653,482        7,328,453        4,303,897       23,103,218
   Related party general and administrative
      expenses .............................          96,188           16,800          112,988           33,600        1,981,788
   Other general and administrative expenses       4,696,307        1,629,551        7,698,163        2,133,197       32,505,023
   Depreciation and amortization ...........       1,464,293          194,000        1,727,951          388,125        4,868,005
   Related party patent expenses ...........          26,273           26,712          328,021           85,101        8,014,297
                                               -------------    -------------    -------------    -------------    -------------
      Total expenses .......................      13,267,334        7,565,251       22,553,611       10,748,292      122,437,843

Interest income ............................      (1,065,004)      (1,893,383)      (2,092,047)      (1,943,493)      (7,699,512)
Related party interest expense .............            --               --               --            651,587        4,770,731
Other interest expense .....................            --                565             --            383,729        1,788,738
                                               -------------    -------------    -------------    -------------    -------------
Loss Before Income Taxes ...................      12,202,330        5,672,433       20,461,564        9,840,115      121,297,800

Income Taxes ...............................            --               --                800              800            5,600
                                               -------------    -------------    -------------    -------------    -------------
Net Loss ...................................      12,202,330        5,672,433       20,462,364        9,840,915      121,303,400
Preferred Dividends ........................            --               --               --               --          9,926,703
                                               -------------    -------------    -------------    -------------    -------------
Net Loss Available To Common Stockholders ..   $  12,202,330    $   5,672,433       20,462,364        9,840,915      131,230,103
                                               =============    =============    =============    =============    =============

Basic And Diluted Loss Per Common Share ....   $        0.12    $        0.06             0.20             0.11    $        1.53

Weighted Average Number Of Common Shares ...     100,045,166       98,831,320      100,045,166       91,325,981       85,814,568



                             EARTHSHELL CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (UNAUDITED)



                                                   CUMULATIVE
                                                   CONVERTIBLE             ADDITIONAL
                                                 PREFERRED STOCK             PAID-IN                COMMON STOCK
                                                    SERIES A                PREFERRED               ------------
                                                    --------
                                            SHARES           AMOUNT          CAPITAL           SHARES         AMOUNT
                                        ------------------------------    -------------    -----------------------------




ISSUANCE OF COMMON STOCK
AT INCEPTION ........................   $        --      $        --      $        --      $  82,530,000   $       3,150
Sale of preferred stock, net ........       6,988,850    $         267    $  24,472,734             --              --
Net loss ............................            --               --               --               --              --

                                        -------------    -------------    -------------    -------------   -------------
BALANCE, DECEMBER 31, 1993 ..........       6,988,850              267       24,472,734       82,530,000           3,150
Net loss ............................            --               --               --               --              --

                                        -------------    -------------    -------------    -------------   -------------
BALANCE, DECEMBER 31, 1994 ..........       6,988,850              267       24,472,734       82,530,000           3,150
Contribution to equity ..............            --               --               --               --              --
Net loss ............................            --               --               --               --              --

                                        -------------    -------------    -------------    -------------   -------------
BALANCE, DECEMBER 31, 1995 ..........       6,988,850              267       24,472,734       82,530,000           3,150
Contribution to equity ..............            --               --               --               --              --
Issuance of stock warrants ..........            --               --               --               --              --
Net loss ............................            --               --               --               --              --

                                        -------------    -------------    -------------    -------------   -------------
BALANCE, DECEMBER 31, 1996 ..........       6,988,850              267       24,472,734       82,530,000           3,150
Compensation related to Stock options
and warrants ........................            --               --               --               --              --
Net loss ............................            --               --               --               --              --

                                        -------------    -------------    -------------    -------------   -------------
BALANCE, DECEMBER 31, 1997 ..........       6,988,850              267       24,472,734       82,530,000           3,150
262 to 1 stock split ................            --             69,621          (69,621)            --           822,150
Conversion of preferred stock to
common stock ........................      (6,988,850)         (69,888)     (24,403,113)       6,988,850          69,888
Issuance of common stock ............            --               --               --         10,526,316         105,263
Preferred stock dividends ...........            --               --               --               --              --
Net loss ............................            --               --               --               --              --

                                        -------------    -------------    -------------    -------------   -------------
BALANCE, DECEMBER 31, 1998 ..........            --               --               --        100,045,166       1,000,451
Compensation related to stock options            --               --               --               --              --
Net loss ............................            --               --               --               --              --
                                        -------------    -------------    -------------    -------------   -------------

BALANCE, JUNE 30, 1999 ..............            --      $        --      $        --        100,045,166   $   1,000,451
                                        =============    =============    =============    =============   =============


                             EARTHSHELL CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (UNAUDITED)

                                   (CONTINUED)


                                                            DEFICIT
                                          ADDITIONAL      ACCUMULATED
                                            PAID-IN          DURING
                                            COMMON         DEVELOPMENT
                                            CAPITAL          STAGE            TOTAL
                                            -------          -----            -----


ISSUANCE OF COMMON STOCK
AT INCEPTION ........................   $       6,850    $        --      $      10,000

Sale of preferred stock, net ........            --               --         24,473,001
Net loss ............................            --      $  (7,782,551)      (7,782,551)

                                        -------------    -------------    -------------
BALANCE, DECEMBER 31, 1993 ..........           6,850       (7,782,551)      16,700,450
Net loss ............................            --        (16,582,080)     (16,582,080)

                                        -------------    -------------    -------------
BALANCE, DECEMBER 31, 1994 ..........           6,850      (24,364,631)         118,370
Contribution to equity ..............       1,117,723             --          1,117,723
Net loss ............................            --        (13,914,194)     (13,914,194)

                                        -------------    -------------    -------------
BALANCE, DECEMBER 31, 1995 ..........       1,124,573      (38,278,825)     (12,678,101)
Contribution to equity ..............         650,000             --            650,000
Issuance of stock warrants ..........         246,270             --            246,270
Net loss ............................            --        (16,950,137)     (16,950,137)

                                        -------------    -------------    -------------
BALANCE, DECEMBER 31, 1996 ..........       2,020,843      (55,228,962)     (28,731,968)
Compensation related to Stock options
and warrants ........................       3,156,659             --          3,156,659
Net loss ............................            --        (18,992,023)     (18,992,023)

                                        -------------    -------------    -------------
BALANCE, DECEMBER 31, 1997 ..........       5,177,502      (74,220,985)     (44,567,332)
262 to 1 stock split ................        (822,150)            --               --
Conversion of preferred stock to
common stock ........................      24,403,113             --               --
Issuance of common stock ............     205,883,493             --        205,988,756
Preferred stock dividends ...........      (9,926,703)            --         (9,926,703)
Net loss ............................            --        (26,620,052)     (26,620,052)

                                        -------------    -------------    -------------
BALANCE, DECEMBER 31, 1998 ..........     224,715,255     (100,841,037)     124,874,669
Compensation related to stock options         840,000             --            840,000
Net loss ............................            --        (20,462,364)     (20,462,364)
                                        -------------    -------------    -------------

BALANCE, JUNE 30, 1999 ..............   $ 225,555,255    $(121,303,401)   $ 105,252,305
                                        =============    =============    =============



                                     EARTHSHELL CORPORATION

                                (A DEVELOPMENT STAGE ENTERPRISE)

                                    STATEMENTS OF CASH FLOWS

                                           (UNAUDITED)

                                                                                                     NOVEMBER 1, 1992
                                                                       FOR THE SIX MONTHS ENDED        (INCEPTION)
                                                                               JUNE 30,                  THROUGH
                                                                         1999            1998         JUNE 30, 1999
                                                                    ------------------------------   ---------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ........................................................   $ (20,462,364)   $  (9,840,915)   $(121,303,400)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ................................       1,727,951          388,125        4,868,005
   Issuance of stock options to directors, consultant and officer         840,000             --          4,701,522
   Amortization of debt issue costs .............................            --               --            271,277
   Loss on sale or disposal of property and equipment ...........         289,821             --          3,792,297
   Net loss on sale of investments ..............................            --               --             32,496
   Accretion of discounts on investments ........................            --               --           (410,084)
Changes in operating assets and liabilities:
   Other assets .................................................         798,188         (427,913)        (398,185)
   Accounts payable and accrued expenses ........................      (2,329,270)       4,378,679        7,230,164
   Payable to majority stockholder ..............................        (191,800)     (25,476,182)      27,872,713
   Accrued interest on notes payable to majority stockholder ....            --           (636,068)            --

                                                                    -------------    -------------    -------------
      Net cash used in operating  activities ....................     (19,327,474)     (31,614,274)     (73,343,195)
                                                                    -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments .........................................            --         (4,998,698)     (43,449,182)
Purchase of restricted time deposit .............................            --               --         (3,500,000)
Proceeds from sales and redemptions of investments ..............       6,530,928             --         43,826,770
Proceeds from sale of property and equipment ....................            --               --            297,670
Purchase of property and equipment ..............................     (12,265,164)     (13,217,266)     (57,898,016)

                                                                    -------------    -------------    -------------
      Net cash used in investing activities .....................      (5,734,236)     (18,215,964)     (60,722,758)
                                                                    -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable to stockholders .........            --          1,450,000       14,270,000
Proceeds from drawings on line of credit with bank ..............            --          2,150,000       14,000,000
Proceeds from issuance of common stock ..........................            --        221,052,636      221,062,636
Common stock issuance costs .....................................            --        (14,989,831)     (15,178,641)
Preferred dividends paid ........................................            --         (9,725,201)      (9,926,703)
Proceeds from issuance of preferred stock .......................            --               --         25,675,000
Preferred stock issuance costs ..................................            --               --         (1,201,999)
Repayment of line of credit with bank ...........................            --               --        (14,000,000)
Repayment of note payable .......................................            --        (21,824,568)     (39,105,887)

                                                                    -------------    -------------    -------------
      Net cash provided by financing activities .................            --        178,113,036      195,594,406
                                                                    -------------    -------------    -------------
(DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS .....................................................     (25,061,710)     128,282,798    $  61,528,453
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD ..........................................................      86,590,163            8,437             --
                                                                    -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF
PERIOD ..........................................................   $  61,528,453    $ 128,291,235    $  61,528,453
                                                                    =============    =============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for:
     Income taxes ...............................................   $         800    $         800    $       5,600
     Interest ...................................................            --      $   1,721,509    $   3,026,633
Warrants issued with debt .......................................            --               --      $     306,168
Transfer of property from EKI ...................................            --               --      $      28,745
Conversion of preferred stock to common stock ...................            --      $      57,750    $      69,888


EARTHSHELL CORPORATION

NOTES TO FINANCIAL STATEMENTS  (Unaudited)

JUNE 30, 1999

--------------------------------------------------------------------------------

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

Basic and diluted loss per common share is calculated based on the weighted average shares outstanding of 100,045,166 for the three months and six months ended June 30, 1999, and 98,831,320 and 91,325,981 for the three and six months ended June 30, 1998, respectively. Basic and diluted loss per common share are the same because common stock equivalents are considered anti-dilutive.

RELATED PARTY TRANSACTIONS

During the three months ended June 30, 1999 and 1998, the Company paid or accrued $2,957,725 and $2,044,706, respectively, and for the six months ended June 30, 1999 and 1998, $5,358,035 and $3,804,372, respectively, for services performed by E. Khashoggi Industries, LLC ("EKI"), the Company's majority stockholder, under the Amended and Restated Technical Services and Sublease Agreement effective October 1, 1997, between the Company and EKI. Additionally, the Company paid EKI $16,800 and $33,600 in sublease payments during each of the respective three month and six month periods ended June 30, 1999 and 1998.

Pursuant to resolutions adopted by the Board of Directors on February 4, 1999, the Company reimbursed $79,388 to EKI for salaries and benefits paid by EKI for administrative support personnel during the six months ended June 30, 1999.

Under the Amended and Restated Agreement for Allocation of Patent Costs effective October 1, 1997, legal fees related to patents of $26,273 and $26,712 were paid to or on behalf of EKI for the three months ended June 30, 1999 and 1998, respectively, and $328,021 and $85,101 for the six months ended June 30, 1999 and 1998, respectively.

EARTHSHELL CORPORATION

JUNE 30, 1999

--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT

At June 30, 1999, property and equipment consisted of the following:

Commercial Manufacturing Equipment: .....................          $ 43,545,803

Product Development Center:
     Equipment ..........................................             3,941,668
     Construction in progress ...........................             1,396,448
     Leasehold improvements .............................               521,253
                                                                   ------------
                                                                      5,859,369

Office equipment and furniture ..........................               441,163

Office leasehold improvements ...........................               924,991

Less: accumulated depreciation ..........................            (2,703,017)
                                                                   ------------

Property and equipment - net ............................          $ 48,068,309
                                                                   ============

COMMITMENTS

The Company has committed to capital equipment and infrastructure expenditures for the Sweetheart Cup Company Inc. manufacturing equipment installation of $3.5 million and $3.6 million, respectively for second generation manufacturing equipment as of June 30, 1999.

On July 2, 1999, the Company entered into a lease, effective October 1, 1999, for 34,956 square feet of research and development space in Annapolis Junction, Maryland. This lease expires on September 30, 2004. The monthly lease payment with respect to this space is $18,876. EarthShell plans to relocate its development center in California to this new facility in Maryland.

INVESTMENT IN JOINT VENTURE

On May 24, 1999, the Company entered into a joint venture agreement with Huhtamaki Oyj to commercialize EARTHSHELL Products throughout Europe, Australia, New Zealand, and, on a country by country basis, Asia. The agreement provides for the formation of a Danish holding company for the purpose of establishing operating companies to manufacture, market, sell and distribute EARTHSHELL Products.

The Company is required to contribute 63,000 Danish krone as nominal share capital and 500,000 Euros for start-up capital by December 31, 1999. Additionally, the Company is required to pay for the development of the initial prototypes of the second generation manufacturing systems. After both joint venture partners agree that acceptable second generation manufacturing economics can be achieved, the joint venture partners will share in the commercialization costs on an equal basis.

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

RESULTS OF OPERATIONS

The Company was organized in November 1992 as a Delaware corporation and continues to be a development stage enterprise at June 30, 1999. E. Khashoggi Industries LLC, the Company's principal stockholder, or its predecessors ("EKI"), has been involved since July 1985 in the development of various new material technologies. The Company was formed to develop, license and commercialize foodservice disposables made of EarthShell composite material ("EARTHSHELL Products"). The Company has an exclusive, worldwide, royalty-free license from EKI to use certain technology for this purpose. The Company intends to continue to license or joint venture with existing manufacturers of foodservice disposables for the manufacture and distribution of EARTHSHELL Products. The Company expects to derive revenues primarily from license royalties and distributions from joint ventures that are licensed to manufacture EARTHSHELL Products.

The Company has experienced aggregate net losses of approximately $121 million from its inception on November 1, 1992 through June 30, 1999. The Company has been unprofitable to date and expects to continue to incur operating losses until its products are commercially introduced and achieve broad market acceptance and market penetration. Successful future operations will depend upon the ability of the Company, its licensees and joint venture partners to commercialize various types of EARTHSHELL Products at a competitive cost. Prior to the Company's initial public offering in March 1998, in which the Company raised net proceeds of $206 million, the Company financed its operations from inception primarily through the private placement of preferred stock and loans from EKI and a commercial bank. Since inception, the Company has relied on EKI to provide extensive management and technical support. The Company and EKI are parties to an Amended and Restated Technical Services and Sublease Agreement (the "Technical Services Agreement") which continues through December 31, 2002, under the terms of which, the Company pays EKI for all direct project labor hours incurred by EKI technical personnel and direct expenses incurred on approved projects. In addition, under an Amended and Restated Agreement for the Allocation of Patent Costs (the "Patent Agreement"), the Company reimburses EKI for the costs and expenses of filing, prosecuting, acquiring and maintaining certain patents and patent applications relating to the technology licensed to the Company under an Amended and Restated License Agreement (the "License Agreement").

DEVELOPMENT OF FIRST COMMERCIAL MANUFACTURING FACILITY

One of the Company's licensees, Sweetheart Cup Company Inc. ("Sweetheart"), has secured a contract with Perseco (the primary packaging purchasing agent for McDonald's Corporation), to supply McDonald's U.S. restaurants with Big Mac(R) sandwich containers made from EARTHSHELL Products, representing the initial commercial application of EARTHSHELL Products. To support this initial commercial application of EARTHSHELL Products, the Company agreed to provide EarthShell-owned manufacturing equipment to be used at Sweetheart with adequate capacity to fulfill the Perseco/McDonald's order. The Company has been successful in moving from a laboratory prototyping activity to the production of Big Mac(R) containers on commercial equipment. Additionally, the Company has been successful in the process of sequentially integrating each assembly line operation and in producing commercially acceptable parts, although to date with lower than anticipated yields and at a low volume level relative to purchase order requirements. The Company has introduced commercially viable Big Mac(R) containers in a limited market, the initial results of which have been encouraging. The Company expects to achieve a full U.S. national rollout of the Big Mac(R) container during the year 2000.

The development and installation of the Company's equipment lines at Sweetheart's Owings Mills, Maryland facility has been the Company's major focus since Sweetheart secured the Perseco supply agreement for Big Mac(R) sandwich containers in October 1997. Because the Owings Mills facility is the Company's first commercial effort at implementation of the EarthShell technology, the Company believes that the cost incurred on the manufacturing lines in this facility will be significantly higher than the cost of manufacturing lines in subsequent facilities.

At March 31, 1999, the Company estimated the capitalized cost of the manufacturing lines at approximately $43.9 million upon completion, and the Company expected to expense approximately $9.1 million of process development, design and engineering costs related to these lines. In addition, the Company expected to incur approximately $6.4 million in start-up and debugging expense associated with preparing these lines for full-scale production. The total project cost for this facility was therefore estimated to be approximately $59 million.

The Company has recently determined that it will be necessary to replace portions of the material handling and conveying systems and enable the second mixer for the initial manufacturing lines. The Company believes it is likely to require additional forming and coating equipment so that sufficient manufacturing capacity is in place to assure a timely introduction of the Big Mac(R) container for all U.S. restaurants. With the changes and additions the Company believes the estimated capitalized cost of these lines would be approximately $59.6 million upon completion. The Company expects to expense approximately $11.1 million of process development, design and engineering costs. The Company expects to incur approximately $8.7 million in start-up and debugging expense associated with preparing the Sweetheart facility for full-scale production. The total project cost for this facility is therefore estimated to be approximately $79 million. Prior to making a final determination to add additional forming and coating equipment, the Company will test new conveying and molding systems which may reduce or eliminate the need for additional forming and coating equipment. If the Company were successful in this testing, the total project cost would be reduced to $69.5 million.

The Company recently signed a non-binding letter of intent with Sweetheart to expand and further develop the manufacturing facility in Owings Mills, Maryland beyond the scope of the initial Big Mac(R) commitment. This would require investment in additional capacity of which 50% will be shared with Sweetheart. This capacity will first be applied to incremental McDonald's business, on a priority basis, and then to other customers. The Company believes the incremental manufacturing capacity may cost at least 50% less than the original equipment installed at Sweetheart, and that the incremental equipment can be financed. The Company also believes that there will be a significant reduction in the level of first time, non-recurring expenses as compared to its initial manufacturing lines. There can be no assurances that this non-binding letter of intent will result in definitive agreements with Sweetheart.

OTHER CUSTOMERS AND LICENSEES

In May 1999, the Company signed definitive agreements with Huhtamaki Oyj, a leading international food and food packaging firm, establishing a new joint venture company, Polarcup EarthShell, to commercialize EARTHSHELL Products throughout Europe, Australia, New Zealand, and, on a country by country basis, Asia. The Company believes that the opportunity for rapid market acceptance of its products in Europe is exceptional due to their unique environmental profile and the more developed regulations regarding disposal of foodservice disposable products in Europe. In November 1998, the Company signed a non-binding letter of intent with Prairie Packaging, Inc. ("Prairie)" to establish a joint venture to produce an array of products. The proposed arrangement with Prairie encompasses the production of plates, hinged-lid containers and cups, initially to be sold to Sysco Corporation, the leading foodservice distributor in North America. Based on the definitive joint venture agreements with Huhtamaki, the non-binding letter of intent with Sweetheart and progress made on definitive agreements with Prairie, engineering design work has been initiated to establish economic manufacturing processes for the Company's second generation plants. Under the terms of the definitive agreements, Huhtamaki Oyj is actively participating in this effort. To date, discussions leading to a definitive agreement with Prairie are still in progress, and no assurance can be given that the non-binding letter of intent will result in a definitive agreement with Prairie.

SECOND GENERATION PLANT ECONOMICS

The Company has concluded that its next series of plant investments will not be committed until the Company is satisfied that its second generation products may be produced so that both EarthShell and its partners receive acceptable returns validated by commercial scale pilot line experiences. EarthShell's partners and prospective partners, under terms of existing and contemplated joint venture agreements, will concur with the decision to invest in next facilities based on probable economic returns. Due to the extensive technical effort being made at the Company's first facility at Sweetheart, the Company has previously stated that it will be delayed in fully demonstrating the economic viability of its second generation products.

Work on second generation manufacturing systems is in progress. The Company's manufacturing process comprises four core and discreet operations; mixing, forming, coating and printing. These operations are installed into a line and a continuous process is constructed through the use of material handling and conveyance systems. The Company believes it has identified commercial processes for mixing, forming and printing that will meet its second generation manufacturing goals. Additionally, the Company is working with conventional film thermoforming equipment in a coating process with biodegradable film. Initial trials with this process have been encouraging. Prototype equipment has been built and demonstration projects which tested the performance of products made using this process on a small scale were well received by the U.S. Department of the Interior and other users. The Company believes it is well positioned to source competitively priced biodegradable films for the middle and higher selling price markets, but such films are currently more expensive than the coatings applied to the Big Mac(R) clamshell.

The Company expects that work on second generation manufacturing systems will lead to the use of existing and conventional equipment to manufacture EARTHSHELL Products. The Company believes it may take up to 12 months to prove second generation manufacturing economics across a broader product range, depending on product type, with some products potentially proven earlier. The Company believes it will benefit from its experience at Sweetheart and from the broad manufacturing experience of its partners.

The Company believes it will be able to achieve acceptable economic returns for products such as plates, bowls, trays and hinged-lid containers. The Company has not yet identified a commercial manufacturing process for hot and cold cups, which represent a significant portion of the Company's targeted market. Therefore, development of second generation manufacturing systems for cups are expected to take longer than 12 months. Based on its current product costing models, the Company believes its products will be able to compete in the middle and higher selling price markets, which the Company estimates to represent about half of the worldwide market place for its products. Additional value engineering and a lower total cost of coating will be required to be competitive in lower priced markets.

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999, TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998

TOTAL RESEARCH AND DEVELOPMENT EXPENSES Total research and development expenditures for the development of EARTHSHELL Products increased $4.6 million to $12.7 million from $8.1 million for the six months ended June 30, 1999 compared with the six months ended June 30, 1998, and increased $1.3 million to $7.0 million from $5.7 million for the three months ended June 30, 1999 compared with the three months ended June 30, 1998.

The increase in both periods was primarily related to the cost of start-up and debugging of the Sweetheart manufacturing lines. This included a $2.3 million and $1.4 million increase in reimbursement to Sweetheart for costs incurred during the startup and debugging phase of the project for the six months and three months ended June 30, 1999, respectively. An increase of $1.7 million and $0.9 million for the six months and three months ended June 30, 1999, respectively, was related to additional staffing costs to support the Sweetheart project. An increase of $1.6 million and $0.9 million for the six months and three months ended June 30, 1999, respectively, was a result of increased reimbursement to EKI for its support of the Sweetheart operation, for work performed on several demonstration projects and for acceleration of efforts in support of second generation manufacturing systems. An increase of $0.9 million and $0.5 million resulted from additional expensed equipment and supplies related to the Sweetheart project during the six months and three months ended June 30, 1999, respectively. These costs were offset by a reduction of $3.0 and $2.7 million for the six months and three months ended June 30, 1999, respectively, for services provided by the construction management and design firm at Sweetheart as its part of the project is completed.

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES When comparing the six months ended June 30, 1999 to the six months ended June 30, 1998, total general and administrative expenses increased $5.6 million to $7.8 million from $2.5 million. This is primarily due to increased compensation and benefits for a higher number of employees in the 1999 period of $2.4 million and $0.9 million in compensation to directors, related primarily to the grant of compensatory stock options. Approximately $1.1 million was due to the increased costs of being a public company, such as costs of preparing and issuing an annual report, developing and implementing an investor relations program and for legal services related to structuring joint ventures.

When comparing the three months ended June 30, 1999 to the three months ended June 30, 1998, total general and administrative expenses increased $3.2 million to $4.8 million from $1.6 million. Approximately $1.3 million was a result of compensation and benefits for a higher number of employees in the 1999 period and $0.9 million in compensation to directors, related primarily to the grant of compensatory stock options. An increase of approximately $0.5 million was due to increased costs of being a public company, such as costs of preparing and issuing an annual report, developing and implementing an investor relations program and for legal services related to structuring joint ventures. Approximately $0.3 million was a result of marketing and public relations expenses in preparation of the national rollout of the Big Mac(R) container.

DEPRECIATION AND AMORTIZATION EXPENSE Depreciation and amortization expense increased $1.3 million to $1.7 million from $0.4 million for the six months ended June 30, 1999 compared with the six months ended June 30, 1998, and increased $1.3 million to $1.5 million from $0.2 million for the three months ended June 30, 1999 compared with the three months ended June 30, 1998. The increase in depreciation is primarily due to the purchase of commercial manufacturing equipment for the Company's Sweetheart facility.

RELATED PARTY PATENT EXPENSES Legal fees reimbursed to EKI under the Amended and Restated Agreement for Allocation of Patent Costs with EKI increased $242,920 to $328,021 from $85,101 for the six months ended June 30, 1999 compared with the six months ended June 30, 1998. This increase was primarily a result of increased domestic and international patent research activity.

INTEREST INCOME Interest income increased $0.2 million to $2.1 million from $1.9 million for the six months ended June 30, 1999 compared with the six months ended June 30, 1998. This increase is primarily due to proceeds of the initial public offering being invested during the six-month period in 1999 versus three months in 1998.

Interest income decreased $0.8 million to $1.1 million from $1.9 million for the three months ended June 30, 1999 compared with the three months ended June 30, 1998 due to a reduction of cash and investments from June 30,1998 to June 30, 1999 of $68 million. These funds were expended primarily for construction and equipment costs related to the Sweetheart facility, continued research and development and general and administrative activities.

INTEREST EXPENSE Interest expense decreased from $1.0 million to zero for the six months ended June 30, 1999 compared with the six months ended June 30, 1998. Following the initial public offering, the interest-bearing debt was repaid.

LIQUIDITY AND CAPITAL RESOURCES AT JUNE 30, 1999

In connection with the Company's initial public offering on March 27, 1998, the Company issued 10,526,316 shares of its common stock, $.01 par value, for which it received net proceeds of approximately $206 million. The Company has used $148.3 million of the net proceeds through June 30, 1999. A portion of the proceeds was used to repay indebtedness to the majority stockholder of $36.6 million, bank debt of $14.0 million and to pay accrued dividends on the Company's Series A preferred stock of $9.9 million. The remaining proceeds are being used to: (i) to purchase manufacturing equipment and construct the Company's first manufacturing facility; (ii) to build commercial scale prototype manufacturing lines which validate favorable economic returns over a broader array of products; (iii) to establish the EarthShell product development center;
(iv) to launch an initial public relations and advertising campaign; and (v) for general corporate purposes, including the employment of personnel, the design and development of EARTHSHELL Products and anticipated operating losses. As of June 30, 1999 the Company had cash totaling approximately $65.0 million.

Net cash used in operations was $19.3 million and $31.6 million for the six months ended June 30, 1999 and 1998, respectively. Net cash used in investing activities was $5.7 million and $18.2 million for the six months ended June 30, 1999 and 1998, respectively. In addition to the repayment of indebtedness, the Company used the initial public offering proceeds to pay outstanding payables and purchase equipment to facilitate the development of manufacturing capacity for EARTHSHELL Products.

The Company intends to seek third party financing during the next twelve months to meet its operating and working capital needs, to prove second generation manufacturing economics and initiate design and development of its next manufacturing facilities. The Company believes that efforts to obtain additional financing will be successful based on initial discussions with several financial institutions. The Company has no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all. If the Company is unable to obtain additional financing, the Company will be unable to fund its operations.

The Company has incurred significant costs at its first manufacturing site at Sweetheart, and has continued to incur significant costs associated with the internal development of its second generation manufacturing systems. The Company has created a core in-house competence in manufacturing engineering and design, and EKI, its related party, has expanded its workforce to increase EarthShell support capabilities in basic material science and applied materials engineering. These activities, during the Company's early stages of commercialization, have been instrumental in providing solutions to first time manufacturing issues at Sweetheart and the re-design and location of suitable equipment vendors for second generation manufacturing systems. Having reached this stage in its development, the Company believes it is now in a position to better leverage relationships with vendors and joint venture partners going forward. Relationships now established or under development provide the Company with a basis to reduce cash used for these activities in future periods.

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

Based on documented vendor assertions and Company contractual requirements, the Company believes that the cost of completing any internal modifications necessary to become Year 2000 compliant will not be material. The Company has spent less than $100,000 to date to become Year 2000 compliant since major purchases for hardware, software and devices were deemed to be Year 2000 compliant by the Company's vendors. The Company has not formally tested each vendor's assertion and plans to do this testing for its major systems, consisting primarily of the manufacturing control system at Sweetheart, before the end of 1999. There can be no assurances that each vendor's claim to be Year 2000 compliant will ultimately be true and the Company is unable to estimate the cost to become Year 2000 compliant, if a vendor's assertion proves to be incorrect.

The failure to correct a material Year 2000 problem could result in an interruption in or failure of certain normal business activities or operations of the Company including the ability to produce and introduce EARTHSHELL Products to the in market. Such failures could have a material adverse effect on the Company including unanticipated effects on cash flow. The Company believes that both its major information technology systems and non-information technology systems are Year 2000 compliant.

The Company believes that the areas that present the greatest risk to the Company are (i) disruption of the Company's business due to Year 2000 non-compatibility of one of its critical business systems (primarily the manufacturing control system at Sweetheart) and (ii) disruption of the business of certain of its significant customers and vendors due to their non-compliance. Whether disruption of a customer's or vendor's business due to non-compliance will have a material adverse effect on the Company will depend on several factors including the nature and duration of the disruption, the significance of the customer or vendor and, in the case of vendors, the availability of alternate sources for the vendor's products.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

                           Part II. Other Information

ITEM 1.  LEGAL PROCEEDINGS

On August 2, 1999, a third party filed a complaint in the United States District Court Northern District of Illinois alleging infringement of three patents related to the Company's technology. Although the lawsuit is still in the preliminary stage, the Company believes it has strong meritorious defenses and plans to vigorously defend the lawsuit.

ITEM 2.  USE OF PROCEEDS

In connection with the Company's initial public offering, the Company issued 10,526,316 shares of its common stock, $.01 par value (the "IPO Shares"), on March 27, 1998. The IPO Shares were offered and sold by the underwriters at an initial public offering price of $21.00 per share, resulting in aggregate offering proceeds of $221,052,636. In addition, selling stockholders sold 2,673,684 shares of common stock. Net offering proceeds were $205,873,995.

Through March 31, 1999, the Company applied $133,079,546 of the net offering proceeds. The Company applied an additional $15,210,420 in the three months ended June 30, 1999 for a total of $148,289,966. The increase was comprised of $4,078,683 in additional purchases of manufacturing equipment, $2,767,218 in additional construction and primarily for the Sweetheart facility, $511,087 for demonstration and prototype equipment and $7,853,432 in ongoing operating expenses.

The cost of designing, installing and debugging the Company's first manufacturing lines at Sweetheart will exceed the Company's initial estimates as discussed in "Management's Discussion and Analysis of Financial Conditions and Results of Operations." As a result, the Company intends to prove its second generation manufacturing systems in advance of a next tier plant investment. Based partly on this, the Company has refined its business strategy and intends to utilize joint ventures in which the joint venture partner generally will share equally the cost of turnkey equipment lines and will assume equally risks associated with failures of the equipment lines to meet targeted throughput efficiencies. The Company believes using joint ventures in which both venturers generally assume equal responsibility and risk, as well as share equally any upside opportunities, will enable the Company to share the product introduction and capital risk with its partners while maintaining a favorable return on investment to the Company. As a result of this business model change and other changed circumstances, the actual use of initial public offering proceeds will vary from the anticipated use of proceeds described in the Company's Prospectus. For example, the Company plans now to use some of the $7.4 million initial public offering proceeds that were shown in the Company's Prospectus as anticipated to be used for patent enforcement and protection in the development of its second generation manufacturing systems and to fund operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 14, 1999, where the following actions were taken:

1) The Board of Directors was elected until the next Annual Meeting of Stockholders and until their successors are elected as follows:

Name                               For               Withheld
----                               ---               --------
Essam Khashoggi                    87,858,128        43,295
Simon K. Hodson                    87,857,827        43,596
Lynn Scarlett                      87,860,328        41,095
John Daoud                         87,856,328        45,095
Ellis B. Jones                     87,860,403        41,020
Layla Khashoggi                    87,853,028        48,395
William A. Marquard                87,856,453        44,970
Jerold H. Rubenstein               87,855,103        46,320
Howard J. Marsh                    87,852,608        48,815

2) A proposal to amend the Company's 1995 Stock Incentive Plan was approved with 74,166,772 shares voted in favor, 265,881 shares voted against, 46,599 shares voted abstained and 13,422,171 broker non-votes.

3) The selection of Deloitte & Touche LLP, as auditors of the Company for the year 1999, was ratified with 87,834,467 shares voted for, 47,355 shares voted against and 19,601 shares voted abstained.

ITEM 5.  OTHER INFORMATION

As previously reported, William McLaughlin resigned as President and Chief Operating Officer, effective May 12, 1999, for personal reasons. Mr. Simon Hodson assumed the responsibilities of the President, in addition to his role as Vice Chairman and Chief Executive Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)     Exhibits

        27.1   Financial Data Schedule

(B)     Reports on Form 8-K

No reports on Form 8-K were filed by EarthShell during the quarter ended June 30, 1999.

Item 3 is not applicable and has been omitted.

                                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EarthShell Corporation

Date: August 13, 1999                       By: /s/ William F. Spengler
                                            -----------------------------
                                               William F. Spengler

                                               Chief Financial Officer

                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)