Form 10-Q
period 1999-09-30
EARTHSHELL CORP
filed 1999-11-15
CIK 911801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

The number of shares outstanding of the registrant's common stock as of November 12, 1999 was 100,045,166.



                             EARTHSHELL CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

PART I. FINANCIAL INFORMATION

       Item 1.      Financial Statements                                                            Page
                    a)   Balance Sheets
                         as of September 30, 1999 and December 31, 1998 (unaudited) .............    1

                    b)   Statements of Operations
                         for the three and nine months ended September 30, 1999 and 1998
                         (unaudited) and for the period from November 1, 1992 (inception)
                         through September 30, 1999 (unaudited) .................................    2

                    c)   Statements of Stockholders' Equity (Deficit)
                         for the period from November 1, 1992 (inception) to
                         September 30, 1999 (unaudited) .........................................    3

                    d)   Statements of Cash Flows
                         for the nine months ended September 30, 1999 and 1998 (unaudited)
                         and for the period from November 1, 1992 (inception)
                         through September 30, 1999 (unaudited) .................................    4

                    e)   Notes to Financial Statements (unaudited) ..............................    5

       Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .........................................    7

       Item 3.      Quantitative and Qualitative Disclosures About Market Risk ..................    14

PART II. OTHER INFORMATION

       Item 1.      Legal Proceedings ...........................................................    15

       Item 2.      Use of Proceeds .............................................................    15

       Item 3.      Defaults Upon Senior Securities .............................................    15

       Item 4.      Submission of Matters to a Vote for Security Holders ........................    15

       Item 5.      Other Information ...........................................................    16

       Item 6       Exhibits and Reports on Form 8-K ............................................    16

SIGNATURE .......................................................................................    16



                             EARTHSHELL CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                -------------    -------------
                                                                                     1999             1998
                                                                                -------------    -------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents .............................................   $  47,786,663    $  86,590,163
      Restricted cash .......................................................       3,500,000        3,500,000
      Short-term investments ................................................            --          6,530,928
      Other assets ..........................................................         309,500        1,196,373
                                                                                -------------    -------------
          Total current assets ..............................................      51,596,163       97,817,464

PROPERTY AND EQUIPMENT, NET .................................................      47,643,840       37,820,917

INVESTMENT IN JOINT VENTURE .................................................         517,194             --
                                                                                -------------    -------------
TOTAL .......................................................................   $  99,757,197    $ 135,638,381
                                                                                =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable and accrued expenses .................................   $   6,326,124    $   9,559,437
      Trade payable to majority stockholder .................................         570,593        1,181,300
      Note payable to bank ..................................................            --             22,975
                                                                                -------------    -------------
          Total current liabilities .........................................       6,896,717       10,763,712
                                                                                -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value, 200,000,000 shares authorized;100,045,166 issued and outstanding as of September 30, 1999 and
        December 31,1998 ....................................................       1,000,451        1,000,451
      Additional paid-in common capital .....................................     225,555,255      224,715,255
      Deficit accumulated during the development stage ......................    (133,695,226)    (100,841,037)
                                                                                -------------    -------------
          Total stockholders' equity ........................................      92,860,480      124,874,669
                                                                                -------------    -------------
TOTAL .......................................................................   $  99,757,197    $ 135,638,381
                                                                                =============    =============

                       See notes to financial statements.


                             EARTHSHELL CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS               FOR THE NINE MONTHS       NOVEMBER 1,1992
                                                        ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,     (INCEPTION)THROUGH
                                                       ---------------------             ---------------------     SEPTEMBER 30,1999
                                                       1999             1998             1999             1998     -----------------
                                                       ----             ----             ----             ----



EXPENSES:
   Related party research and development .....   $   2,683,296    $   2,492,976    $   8,041,331    $   6,297,348    $  54,648,808
   Other research and development .............       6,151,749        2,164,243       13,480,202        6,468,139       29,254,967
   Related party general and administrative
      expenses ................................          56,029           16,800          169,017           50,400        2,037,817
   Other general and administrative expenses ..       2,608,145        4,184,697       10,306,308        6,217,692       35,113,168
   Depreciation and amortization ..............       1,452,276          224,868        3,180,227          612,993        6,320,281
   Related party patent expenses ..............         167,486           33,024          495,506          118,125        8,181,783
                                                  -------------    -------------    -------------    -------------    -------------
      Total expenses ..........................      13,118,981        9,116,608       35,672,591       19,764,697      135,556,824

Interest income ...............................        (729,826)      (1,704,025)      (2,821,873)      (3,597,424)      (8,429,338)
Related party interest expense ................            --               --               --            651,587        4,770,731
Other interest expense ........................            --                692             --            434,530        1,788,738
                                                  -------------    -------------    -------------    -------------    -------------
Loss Before Income Taxes ......................      12,389,155        7,413,275       32,850,718       17,253,390      133,686,955

Income Taxes ..................................           2,671             --              3,471              800            8,271
                                                  -------------    -------------    -------------    -------------    -------------
Net Loss ......................................      12,391,826        7,413,275       32,854,189       17,254,190      133,695,226
Preferred Dividends ...........................            --               --               --            776,813        9,926,703
                                                  -------------    -------------    -------------    -------------    -------------
Net Loss Available To Common Stockholders .....   $  12,391,826    $   7,413,275    $  32,854,189    $  18,031,003    $ 143,621,929
                                                  =============    =============    =============    =============    =============

Basic And Diluted Loss Per Common Share .......   $        0.12    $        0.07    $        0.33    $        0.19    $        1.66

Weighted Average Number Of Common Shares ......     100,045,166       99,883,320      100,045,166       94,178,427       86,333,069


                       See notes to financial statements.


                             EARTHSHELL CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (UNAUDITED)

                                                       CUMULATIVE
                                                       CONVERTIBLE
                                                     PREFERRED STOCK              ADDITIONAL             COMMON STOCK
                                                        SERIES A                   PAID-IN               ------------
                                                        --------                  PREFERRED
                                                 SHARES           AMOUNT           CAPITAL          SHARES          AMOUNT
                                                 -----------------------           -------          ----------------------
     ISSUANCE OF COMMON STOCK
     AT INCEPTION ........................            --               --               --         82,530,000   $       3,150
     Sale of preferred stock, net ........       6,988,850    $         267    $  24,472,734             --              --
     Net loss ............................            --               --               --               --     $        --

                                                -----------   --------------   --------------     -----------   -------------
     BALANCE, DECEMBER 31, 1993 ..........       6,988,850              267       24,472,734       82,530,000           3,150
     Net loss ............................            --               --               --               --              --

                                                -----------   --------------   --------------     -----------   -------------
     BALANCE, DECEMBER 31, 1994 ..........       6,988,850              267       24,472,734       82,530,000           3,150
     Contribution to equity ..............            --               --               --               --              --
     Net loss ............................            --               --               --               --              --

                                                -----------   --------------   --------------     -----------   -------------
     BALANCE, DECEMBER 31, 1995 ..........       6,988,850              267       24,472,734       82,530,000           3,150
     Contribution to equity ..............            --               --               --               --              --
     Issuance of stock warrants ..........            --               --               --               --              --
     Net loss ............................            --               --               --               --              --

                                                -----------   --------------   --------------     -----------   -------------
     BALANCE, DECEMBER 31, 1996 ..........       6,988,850              267       24,472,734       82,530,000           3,150
     Compensation related to stock options
     and warrants ........................            --               --               --               --              --
     Net loss ............................            --               --               --               --              --

                                                -----------   --------------   --------------     -----------   -------------
     BALANCE, DECEMBER 31, 1997 ..........       6,988,850              267       24,472,734       82,530,000           3,150
     262 to 1 stock split ................            --             69,621          (69,621)            --           822,150
     Conversion of preferred stock to
     Common stock ........................      (6,988,850)         (69,888)     (24,403,113)       6,988,850          69,888
     Issuance of common stock ............            --               --               --         10,526,316         105,263
     Preferred stock dividends ...........            --               --               --               --              --
     Net loss ............................            --               --               --               --              --

                                                -----------   --------------   --------------     -----------   -------------
     BALANCE, DECEMBER 31, 1998 ..........            --               --               --        100,045,166       1,000,451
     Compensation related to stock options            --               --               --               --              --
     Net loss ............................            --               --               --               --              --
                                                -----------   --------------   --------------     -----------   -------------
     BALANCE, SEPTEMBER 30,1999 ..........      $     --      $        --      $        --        100,045,166   $   1,000,451
                                                ===========   ==============   ==============     ===========   =============

                       See notes to financial statements.


                             EARTHSHELL CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (UNAUDITED)

                                   (CONTINUED)

                                                                  DEFICIT
                                                                ACCUMULATED
                                               ADDITIONAL         DURING
                                                 PAID-IN        DEVELOPMENT
                                             COMMON CAPITAL        STAGE            TOTAL
                                             --------------        -----            -----
     ISSUANCE OF COMMON STOCK
     AT INCEPTION ........................   $       6,850             --      $      10,000
     Sale of preferred stock, net ........            --               --         24,473,001
     Net loss ............................            --         (7,782,551)      (7,782,551)

                                             -------------    -------------    -------------
     BALANCE, DECEMBER 31, 1993 ..........           6,850       (7,782,551)      16,700,450
     Net loss ............................            --        (16,582,080)     (16,582,080)

                                             -------------    -------------    -------------
     BALANCE, DECEMBER 31, 1994 ..........           6,850      (24,364,631)         118,370
     Contribution to equity ..............       1,117,723             --          1,117,723
     Net loss ............................            --        (13,914,194)     (13,914,194)

                                             -------------    -------------    -------------
     BALANCE, DECEMBER 31, 1995 ..........       1,124,573      (38,278,825)     (12,678,101)
     Contribution to equity ..............         650,000             --            650,000
     Issuance of stock warrants ..........         246,270             --            246,270
     Net loss ............................            --        (16,950,137)     (16,950,137)

                                             -------------    -------------    -------------
     BALANCE, DECEMBER 31, 1996 ..........       2,020,843      (55,228,962)     (28,731,968)
     Compensation related to stock options
     and warrants ........................       3,156,659             --          3,156,659
     Net loss ............................            --        (18,992,023)     (18,992,023)

                                             -------------    -------------    -------------
     BALANCE, DECEMBER 31, 1997 ..........       5,177,502      (74,220,985)     (44,567,332)
     262 to 1 stock split ................        (822,150)            --               --
     Conversion of preferred stock to
     Common stock ........................      24,403,113             --               --
     Issuance of common stock ............     205,883,493             --        205,988,756
     Preferred stock dividends ...........      (9,926,703)            --         (9,926,703)
     Net loss ............................            --        (26,620,052)     (26,620,052)

                                             -------------    -------------    -------------
     BALANCE, DECEMBER 31, 1998 ..........     224,715,255     (100,841,037)     124,874,669
     Compensation related to stock options         840,000             --            840,000
     Net loss ............................            --        (32,854,189)     (32,854,189)
                                             -------------    -------------    -------------
     BALANCE, SEPTEMBER 30,1999 ..........   $ 225,555,255    $(133,695,226)   $  92,860,480
                                             =============    =============    =============


                       See notes to financial statements.


                             EARTHSHELL CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)




                                                                                 FOR THE NINE MONTHS ENDED     NOVEMBER 1, 1992
                                                                                        SEPTEMBER 30,        (INCEPTION) THROUGH
                                                                                   1999             1998      SEPTEMBER 30, 1999
                                                                                ---------------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ..................................................................   $ (32,854,189)   $ (17,254,190)   $(133,695,226)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..........................................       3,180,227          612,993        6,320,281
   Issuance of stock options to directors, consultant and officer .........         840,000             --          4,701,522
   Amortization of debt issue costs .......................................            --               --            271,277
   Loss on sale or disposal of property and equipment .....................       1,835,519          265,840        5,337,995
   Net loss on sale of investments ........................................            --               --             32,496
   Loss from investment in joint venture ..................................          37,555             --             37,555
   Accretion of discounts on investments ..................................            --               --           (410,084)
Changes in operating assets and liabilities: ..............................                             --
   Other assets ...........................................................         886,873         (243,174)        (309,500)
   Accounts payable and accrued expenses ..................................      (3,233,313)       5,978,148        6,326,122
   Payable to majority stockholder ........................................        (610,707)     (25,476,182)      27,453,806
   Accrued interest on notes payable to majority  stockholder .............            --           (636,068)            --

                                                                              -------------    -------------    -------------
       Net cash used in operating activities ..............................     (29,918,035)     (36,752,633)     (83,933,756)
                                                                              -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments ...................................................            --         (4,999,091)     (43,449,182)
Purchase of restricted time deposit .......................................            --               --         (3,500,000)
Proceeds from sales and redemptions of investments ........................       6,530,928             --         43,826,770
Proceeds from sale of property and equipment ..............................            --               --            297,670
Investment in joint venture ...............................................        (554,748)            --           (554,748)
Purchase of property and equipment ........................................     (14,838,670)     (26,846,832)     (60,471,522)

                                                                              -------------    -------------    -------------
       Net cash used in investing activities ..............................      (8,862,490)     (31,845,923)     (63,851,012)
                                                                              -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable to stockholders ...................            --          1,450,000       14,270,000
Proceeds from drawings on line of credit with bank ........................            --          2,150,000       14,000,000
Proceeds from issuance of common stock ....................................            --        221,052,636      221,062,636
Common stock issuance costs ...............................................            --        (15,180,580)     (15,178,641)
Preferred dividends paid ..................................................            --         (9,926,703)      (9,926,703)
Proceeds from issuance of preferred stock .................................            --               --         25,675,000
Preferred stock issuance costs ............................................            --               --         (1,201,999)
Repayment of line of credit with bank .....................................            --               --        (14,000,000)
Repayment of notes payable ................................................         (22,975)     (21,783,495)     (39,128,862)

                                                                              -------------    -------------    -------------
       Net cash (used) provided by financing activities ...................         (22,975)     177,761,858      195,571,431
                                                                              -------------    -------------    -------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..........................     (38,803,500)     109,163,303       47,786,663
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................      86,590,163            8,437             --
                                                                              -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................   $  47,786,663    $ 109,171,740    $  47,786,663
                                                                              =============    =============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
     Income taxes .........................................................   $       3,471    $         800    $       8,271
     Interest .............................................................            --      $   1,722,201    $   3,026,633
Warrants issued with debt .................................................            --               --      $     306,168
Transfer of property from EKI .............................................            --               --      $      28,745
Conversion of preferred stock to common stock .............................            --      $      69,888    $      69,888

                       See notes to financial statements.

EARTHSHELL CORPORATION

NOTES TO FINANCIAL STATEMENTS  (Unaudited)
SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

PRESENTATION OF FINANCIAL INFORMATION

The foregoing interim financial information is unaudited and has been prepared from the books and records of EarthShell Corporation (the "Company"). In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting.

The accompanying unaudited financial statements and these notes do not include certain information and footnote disclosures required by generally accepted accounting principles, which were included in the Company's financial statements for the year ended December 31, 1998. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K.

Basic and diluted loss per common share is calculated based on the weighted average shares outstanding of 100,045,166 for the three months and nine months ended September 30, 1999, and 99,883,320 and 94,178,427 for the three and nine months ended September 30, 1998, respectively. Basic and diluted loss per common share are the same because common stock equivalents are considered anti-dilutive.

RELATED PARTY TRANSACTIONS

During the three months ended September 30, 1999 and 1998, the Company paid or accrued $2,683,296 and $2,492,976, respectively, and for the nine months ended September 30, 1999 and 1998, $8,041,331 and $6,297,348, respectively, for services performed by E. Khashoggi Industries, LLC ("EKI"), the Company's majority stockholder, under the Amended and Restated Technical Services and Sublease Agreement effective October 1, 1997, between the Company and EKI. Additionally, the Company paid EKI $16,800 and $50,400, respectively, in sublease payments during each of the respective three month and nine month periods ended September 30, 1999 and 1998.

Pursuant to resolutions adopted by the Board of Directors on February 4, 1999, the Company reimbursed $39,229 and $118,617 to EKI for salaries and benefits paid by EKI for administrative support personnel during the three months and nine months ended September 30, 1999, respectively.

Under the Amended and Restated Agreement for Allocation of Patent Costs effective October 1, 1997, legal fees related to patents of $167,486 and $33,024 were paid to or on behalf of EKI for the three months ended September 30, 1999 and 1998, respectively, and $495,506 and $118,125 for the nine months ended September 30, 1999 and 1998, respectively.

EARTHSHELL CORPORATION

SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT

At September 30, 1999, property and equipment consisted of the following:

Commercial Manufacturing Equipment: .....................          $ 43,754,757

Product Development Center:
     Equipment ..........................................             4,294,685
     Construction in progress ...........................             2,016,318
     Leasehold improvements .............................               521,253
                                                                   ------------
                                                                      6,832,256

Office equipment and furniture ..........................               442,365

Office leasehold improvements ...........................               769,754

Less: accumulated depreciation ..........................            (4,155,292)
                                                                   ------------

Property and equipment - net ............................          $ 47,643,840
                                                                   ============


COMMITMENTS

The Company has committed to capital equipment and infrastructure expenditures of $6.1 million for the Sweetheart Cup Company Inc. manufacturing equipment installation and $2.3 million for the next generation manufacturing equipment as of September 30, 1999.

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

The Company has contributed 63,000 Danish krone as nominal share capital and 500,000 Euros for start-up capital. The Company is required to pay for the development of the initial prototypes of the next generation manufacturing systems. After both joint venture partners agree that acceptable next generation manufacturing economics can be achieved, the joint venture partners will share in the commercialization costs on an equal basis.

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

BACKGROUND

The Company was organized in November 1992 as a Delaware corporation and continues to be a development stage enterprise at September 30, 1999. E. Khashoggi Industries LLC, the Company's principal stockholder, or its predecessors ("EKI"), has been involved since July 1985 in the development of various new material technologies. The Company was formed to develop, license and commercialize foodservice disposables made of EarthShell composite material ("EARTHSHELL Products"). The Company has an exclusive, worldwide, royalty-free license from EKI to use certain technology for this purpose. The Company intends to continue to license or joint venture with existing manufacturers of foodservice disposables for the manufacture and distribution of EARTHSHELL Products. The Company expects to derive revenues primarily from license royalties and distributions from joint ventures that are licensed to manufacture EARTHSHELL Products. Since inception, the Company has relied on EKI to provide extensive management and technical support. The Company and EKI are parties to an Amended and Restated Technical Services and Sublease Agreement (the "Technical Services Agreement") which continues through December 31, 2002, under the terms of which, the Company pays EKI for all direct project labor hours incurred by EKI technical personnel and direct expenses incurred on approved projects. In addition, under an Amended and Restated Agreement for the Allocation of Patent Costs (the "Patent Agreement"), the Company reimburses EKI for the costs and expenses of filing, prosecuting, acquiring and maintaining certain patents and patent applications relating to the technology licensed to the Company under an Amended and Restated License Agreement (the "License Agreement").

The Company has experienced aggregate net losses of approximately $134 million from its inception on November 1, 1992 through September 30, 1999. The Company has been unprofitable to date and expects to continue to incur operating losses until its products are commercially introduced and achieve broad market acceptance and market penetration. Successful future operations will depend upon the ability of the Company, its licensees and joint venture partners to commercialize various types of EARTHSHELL Products at a competitive cost.

DEVELOPMENT OF FIRST COMMERCIAL MANUFACTURING FACILITY

The development and installation of the Company's first commercial manufacturing lines at Sweetheart Cup Company Inc's. ("Sweetheart") Owings Mills, Maryland facility has been the Company's major focus since Sweetheart secured the Perseco (the primary packaging purchasing agent for McDonald's Corporation) supply agreement for EARTHSHELL containers for the Big Mac(R) sandwich in October 1997. Following the Company's initial public offering in early 1998 and in cooperation with Sweetheart, the Company contracted for the design and construction of commercial scale EarthShell manufacturing lines to meet projected demand under the Perseco/McDonald's supply contract. In late 1998, the Company began the process of debugging and startup of the first of these manufacturing lines.

The debugging and startup of the first line has taken longer than originally anticipated. The production output from the first line is currently at lower than acceptable commercial yields and at a low volume level relative to the intended capacity requirements. The Company has not run the entire line, on a fully integrated basis, at a commercially acceptable level of manufacturing efficiency. One of the primary causes of the delay has been the failure of a high-speed conveyor segment to meet its original performance specifications. A new conveyor segment was designed, installed, and placed in operation in early November 1999. The new conveyor section appears to be functioning as required.

Although the Company has operated a number of the presses in the first line, to date the Company has not yet run the line with mold tooling in all of the presses at the same time. Now that the new conveyor system is in place, the Company expects to have the first line fully tooled and operational during December 1999. The complete validation of the performance of the line with the new conveyor is expected to be complete in December 1999. Once the first line is operating satisfactorily, the Company will proceed to enable the second system mixer and to startup the remaining lines. Building on the first line experience, the startup process for these lines is expected to proceed more quickly.

To assure that it will have adequate capacity to meet the anticipated Perseco/McDonald's rollout schedule, the Company has made contingent plans for installing additional forming and coating capacity and has obtained commitments from vendors to supply the required equipment. Implementation of the additional forming and coating capacity will depend upon the degree to which the first manufacturing line has achieved targeted manufacturing efficiencies by year-end.

Concurrent with the work to debug and optimize the performance of the first line, a portion of each week is reserved for regular production to support the Perseco/McDonald's validation process and to build inventory. Currently, the line is available for production three days a week in two shifts working 24 hours a day. Initially, this production was staffed by a combination of Company engineering professionals and Sweetheart manufacturing personnel. Beginning in late September 1999, Sweetheart's manufacturing personnel assumed responsibility for the regular production shifts.

Because the Owings Mills facility is the Company's first commercial implementation of the EarthShell technology, the Company believes that the cost incurred on the manufacturing lines in this facility will be significantly higher than the cost of manufacturing lines in subsequent facilities. The Company believes the estimated capitalized cost of the Sweetheart lines will be approximately $58.3 million upon completion. The Company expects to have expensed approximately $10.2 million of process development, design and engineering costs and approximately $10.9 million in start-up and debugging expense associated with preparing the Sweetheart facility for full-scale production. If the addition of forming and coating capacity is not required, the total project cost was estimated to be approximately $72 million at September 30, 1999. The total project cost for this facility with the additional forming and coating capacity is estimated to be approximately $79 million.

KEY CUSTOMER AND PRODUCT VALIDATION

To support the contract with Perseco to supply McDonald's U.S. restaurants with EARTHSHELL containers for the Big Mac(R) sandwich, the Company agreed to provide EarthShell-owned manufacturing equipment to be used at Sweetheart with adequate capacity to fulfill the Perseco/McDonald's supply contract. The manufacturing facility has been built and the first of these lines is currently being operated on a limited basis to produce and supply EARTHSHELL containers for the Big Mac(R) sandwich to Perseco/McDonald's to validate that they meet the performance specifications agreed to in the supply contract.

The validation process began in June 1999, and is being conducted by Perseco using a protocol that is typical for all new product introductions into the McDonald's system. It includes kitchen testing and a number of other tests as well as evaluating various aspects of product performance and consumer reaction in actual restaurants. Following initial kitchen and core testing, in July 1999, EARTHSHELL containers for the Big Mac(R) sandwich were shipped to four McDonald's stores in the Las Vegas area for testing. In addition, containers were supplied to two stores in the Baltimore area and two stores in the Chicago area. Product performance in Las Vegas was monitored during July and August 1999 and feedback was provided to the Company to fine-tune the product. The results from this testing were encouraging, and in September 1999, Perseco notified the Company that it was expanding the Las Vegas test from four stores to approximately 30 stores.

In mid-October 1999, as use of the product was being expanded within the Las Vegas area, a higher than expected level of breakage was noted. With concurrence of Perseco, the Company removed the product from all of the Las Vegas area stores until the problem could be thoroughly assessed and rectified. Analysis indicated that the breakage problem resulted primarily from the failure of an automatic bagging machine to consistently seal the product in airtight shipping bags. As a consequence, certain sleeves of product fell below the specified moisture content during warehousing and shipping to the stores and became more susceptible to damage during shipping and handling. The defective bagger has been repaired and overall quality control procedures have been improved. The Company and Sweetheart are running extensive internal verification tests before notifying Perseco that Sweetheart is ready to resume product shipments.

The Company expects to achieve production capacity to meet U.S. demand for the EARTHSHELL containers for the Big Mac(R) sandwich during the year 2000.

OTHER CUSTOMERS AND LICENSEES

In May 1999, the Company signed definitive agreements with Huhtamaki Oyj, a leading international food and food packaging firm, establishing a new joint venture company, Polarcup EarthShell, to commercialize EARTHSHELL Products throughout Europe, Australia, New Zealand, and, on a country by country basis, Asia. The Company believes that the opportunity for rapid market acceptance of its products in Europe is exceptional due to their unique environmental profile and the more demanding regulations regarding disposal of foodservice disposable products in Europe. In November 1998, the Company signed a non-binding letter of intent with Prairie Packaging, Inc. ("Prairie)" to establish a joint venture to produce an array of "next generation" EarthShell products. The proposed arrangement with Prairie encompasses the production of plates, bowls, hinged-lid containers and cups, initially to be sold to Sysco Corporation, the leading foodservice distributor in North America. To date, discussions leading to a definitive agreement with Prairie are still in progress, and no assurance can be given that the non-binding letter of intent will result in a definitive agreement with Prairie.

In August 1999, the Company signed a non-binding letter of intent with Sweetheart to expand and further develop the manufacturing facility in Owings Mills, Maryland beyond the scope of the initial EARTHSHELL container for the Big Mac(R) sandwich commitment. This proposal would require investment in additional capacity of which Sweetheart would pay 50%. This capacity will first be applied to incremental McDonald's business, on a priority basis, and then to other customers. The Company also believes that there will be a significant reduction in the capital cost of this new capacity as well as the level of first time, non-recurring expenses as compared to its initial manufacturing lines. There can be no assurances that this non-binding letter of intent will result in definitive agreements with Sweetheart.

Based on the definitive joint venture agreements with Huhtamaki, the non-binding letter of intent with Sweetheart and progress made on definitive agreements with Prairie, planning is underway to establish manufacturing capacity based on the Company's next generation manufacturing processes. Under the terms of the definitive agreements, Huhtamaki Oyj is actively participating in this effort.

SECOND GENERATION MANUFACTURING DEVELOPMENT

Due  to  the  extensive   technical  effort  and  costs  required  to  initially
commercialize the EarthShell technology, the Company does not expect to demonstrate the full economic potential of EarthShell products at the Company's first commercial manufacturing facility at Sweetheart. With the benefit of its experience at Sweetheart and the broad manufacturing experience of its partners, the Company is developing a next generation manufacturing approach that utilizes, as much as possible, commercially available conventional industrial processing equipment. In addition, the Company is developing a next generation commercial product set that will include bowls, plates, other hinged-lid containers, and cups.

The Company's manufacturing process is comprised of four core operations; mixing, forming, coating and printing. These operations must be integrated in a continuous process through the use of material handling and conveyance systems. The Company has identified conventional, commercially available process equipment for mixing, forming and printing that it believes can meet its next generation manufacturing goals and is working with suppliers of this equipment to validate suitability. Additionally, the Company is working with conventional film thermoforming equipment to develop a process to apply biodegradable film as a coating for EarthShell products. Pilot equipment has been built and used to manufacture and coat products such as plates, bowls and trays on a small scale. These products have been used in demonstration projects with the U.S. Department of the Interior and other users to validate the performance of products as well as customer acceptance. Initial trials with conventional commercial scale machinery have also been encouraging. The Company believes it is well positioned to source competitively priced biodegradable films for the middle and higher selling price markets for plates and bowls, but more development is required to arrive at films which satisfy the Company's economic and technical requirements.

Under the terms of existing and contemplated joint venture agreements, EarthShell and its partners will invest jointly in the commercial facilities based on projected economic returns. The Company does not intend to commit to its next series of commercial plant investments until it has demonstrated, using commercial scale equipment in integrated pilot lines, that its next generation products can be manufactured at a cost that will produce returns acceptable to both EarthShell and its partners.

The Company believes it will take up to nine months to prove next generation manufacturing economics for plates and bowls during 2000. The Company has not yet developed a commercial manufacturing process for hot and cold cups, which represent a significant portion of the Company's targeted market, and therefore, development of next generation manufacturing systems for cups are expected to take longer. Based on its current product costing models, the Company believes its products will be able to compete in the middle and higher selling price markets. Additional value engineering and a lower total cost of coating will be required to be competitive in lower priced markets.

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999, TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998

TOTAL RESEARCH AND DEVELOPMENT EXPENSES Total research and development expenditures for the development of EARTHSHELL Products increased $8.7 million from $12.8 million for the nine months ended September 30, 1998 to $21.5 million for the nine months ended September 30, 1999. The increase was primarily related to the cost of start-up, debugging and supporting the Sweetheart manufacturing lines. This included a $3.9 million increase in reimbursement to Sweetheart for costs incurred during the startup and debugging phase of the project, an increase of $2.3 million related to additional staffing costs to support the Sweetheart project and next generation product development, an increase of $1.7 million related to reimbursement to EKI for its support of the Sweetheart operation, for EKI work performed on several demonstration projects and for EKI efforts in support of next generation manufacturing systems, an increase of $1.0 million for expensed equipment and supplies related to supporting the Sweetheart project, and an increase of $0.5 million for EarthShell-led next generation manufacturing activity. These costs were offset by a net reduction of $1.2 million in construction management and design services at Sweetheart as various vendors completed their work at Sweetheart.

Total research and development expenditures for the development of EARTHSHELL Products increased $4.2 million from $4.6 million for the three months ended September 30, 1998 to $8.8 million for the three months ended September 30, 1999. The increase was primarily related to the cost of start-up, debugging and supporting the Sweetheart manufacturing lines. This included a $1.6 million increase in reimbursement to Sweetheart for costs incurred during the start-up and debugging phase of the project, an increase of $0.8 million related to additional staffing costs to support the Sweetheart project and next generation product development, and an increase of $0.5 million for expensed equipment and supplies related to supporting the Sweetheart project.

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES Total general and administrative expenses increased $4.2 million from $6.3 million for the nine months ended September 30, 1998 to $10.5 million for the nine months ended September 30, 1999. This is primarily due to increased compensation and benefit costs for a higher number of employees in the 1999 period of $1.6 million and $1.0 million in compensation to directors, related primarily to the grant of compensatory stock options. Approximately $1.6 million of the increase was due to the costs of being a public company, such as costs of preparing and issuing an annual report, developing and implementing an investor relations program and legal costs primarily related to structuring joint ventures. An increase of approximately $0.7 million was a result of marketing and public relations expenses in preparation of the national rollout of the EARTHSHELL container for the Big Mac(R) sandwich. Rent and utility costs also increased $0.2 million in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 due to the Baltimore, Maryland office being in operation for the entire period in 1999. Professional services performed by The Boston Consulting Group decreased $1.0 million in the nine months ended September 30, 1999 due to the completion of the project in the 1998 period.

Total general and administrative expenses decreased $1.5 million from $4.2 million for the three months ended September 30, 1998 to $2.7 million for the three months ended September 30, 1999. This is primarily due to decreased compensation expense incurred in the three months ended September 30, 1999 of $1.1 million and reduced professional service costs of $1.0 related to a 1998 consulting project by The Boston Consulting Group. These decreases in expenses were offset by increased marketing and public relations expenses of $0.1 million and increased costs of being a public company, including legal costs, of $0.3 million during the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

DEPRECIATION AND AMORTIZATION EXPENSE Depreciation and amortization expense increased $2.6 million from $0.6 million for the nine months ended September 30, 1998 to $3.2 million for the nine months ended September 30, 1999, and increased $1.3 million from $0.2 million for the three months ended September 30, 1998 to $1.5 million for the three months ended September 30, 1999. The increase in depreciation is primarily due to the purchase of commercial manufacturing equipment for the Company's Sweetheart facility.

RELATED PARTY PATENT EXPENSES Legal fees reimbursed to EKI under the Amended and Restated Agreement for Allocation of Patent Costs with EKI increased $377,381 from $118,125 for the nine months ended September 30, 1998 to $495,506 for the nine months ended September 30, 1999, and increased $134,462 from $33,024 for the three months ended September 30, 1998 to $167,486 for the three months ended September 30, 1999. These increases were primarily a result of increased domestic and international patent activity.

INTEREST INCOME Interest income decreased $0.8 million from $3.6 million for the nine months ended September 30, 1998 to $2.8 million for the nine months ended September 30, 1999, and decreased $1.0 million from $1.7 million for the three months ended September 30, 1998 to $0.7 million for the three months ended September 30, 1999. These decreases are primarily due to a declining balance of funds available to be invested in interest bearing securities. These funds were expended primarily for construction and equipment costs related to the Sweetheart facility, continued research and development and general and administrative activities.

INTEREST EXPENSE Interest expense decreased from $1.1 million to zero for the nine months ended September 30, 1999 compared with the nine months ended September 30, 1998. Following the initial public offering, the interest-bearing debt was repaid.

LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 1999

In connection with the Company's initial public offering on March 27, 1998, the Company issued 10,526,316 shares of its common stock, $.01 par value, for which it received net proceeds of approximately $206 million. The Company has used $162.8 million of the net proceeds through September 30, 1999. As of September 30, 1999 the Company had cash totaling approximately $51.3 million. Net cash used in operations was $29.9 million and $36.8 million for the nine months ended September 30, 1999 and 1998, respectively. Net cash used in investing activities was $8.9 million and $31.8 million for the nine months ended September 30, 1999 and 1998, respectively. Other uses of the initial public offering proceeds include the repayment of indebtedness, payment of outstanding payables, and the purchase of equipment to facilitate the development of manufacturing capacity for EARTHSHELL Products.

The Company has incurred greater than anticipated costs on its first commercial manufacturing facility at Sweetheart and has incurred costs associated with the development of its next generation manufacturing systems. During the course of the development of the Sweetheart manufacturing lines, the Company created a core in-house competence in manufacturing engineering and design. At the same time EarthShell's related party, EKI, expanded its workforce to increase its capabilities in basic material science and applied materials engineering to support the EarthShell commercialization effort. These activities have been instrumental in providing solutions to first time manufacturing issues at Sweetheart as well as assisting in the process re-design and location of suitable equipment vendors for next generation manufacturing systems. Having reached this stage in its development, the Company believes it is now in a position to better leverage relationships with vendors and joint venture partners going forward.

In view of the fact that the commercialization effort is not yet complete, the Company is moving aggressively to reduce its fundamental operating expense base by eliminating those functions and related expenses not directly necessary to complete the commercialization at Sweetheart or next generation manufacturing development. Similarly the Company is reducing its reliance on EKI and other outside consultants. Most of the planned cost reduction initiatives will be completed by year-end, resulting in a reduced cash burn rate entering 2000. With the planned reductions in scope of activities and related operating expenses, the Company believes it will have enough cash to complete the initial commercialization of the manufacturing lines at Sweetheart and demonstrate the first of the next generation pilot lines.

The Company intends to seek third party financing during the next 12 months to ensure that it will meet its operating and working capital needs and to initiate design and development of its next manufacturing facilities at the appropriate time. The Company believes that efforts to obtain additional financing will be successful based on initial discussions with several financial institutions. The Company has no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all. If the Company is unable to obtain additional financing, the Company will be unable to fund its operations.

YEAR 2000 COMPLIANCE

The Company is reviewing its business operations to minimize the risk of potential disruption from the Year 2000 issue. This problem is a result of computer programs having been written using two digits, rather than four, to define the applicable year. Any information systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. The problem also extends to many non-information technology systems; that is, operating and control systems that rely on embedded chip systems. For the purposes of this discussion, "Year 2000 ready " means that the computer hardware, software or device in question will function in 2000 without modification or adjustment or will function in 2000 with a one-time manual adjustment. However, there can be no assurance that any such Year 2000 compatible hardware, software or device will function properly when interacting with any Year 2000 non-compatible hardware, software or device.

The Company does not rely on any internally developed software to run its systems. The Company has received documentation from its major vendors asserting that equipment and software in use for its Sweetheart operations, accounting, payroll and phone systems is Year 2000 ready. Additionally, the Company contractually requires that manufacturing equipment suppliers deliver equipment that is Year 2000 ready.

Based on documented vendor assertions and Company contractual requirements, the Company believes that the cost of completing any internal modifications necessary to become Year 2000 ready will not be material. The Company has spent less than $100,000 to date to become Year 2000 ready since major purchases for hardware, software and devices were deemed to be Year 2000 ready by the Company's vendors. The Company has not formally tested each vendor's assertion and plans to do this testing for its major systems, consisting primarily of the manufacturing control system at Sweetheart, before the end of 1999. There can be no assurances that each vendor's claim to be Year 2000 ready will ultimately be true and the Company is unable to estimate the cost to become Year 2000 ready, if a vendor's assertion proves to be incorrect.

The failure to correct a material Year 2000 problem could result in an interruption in or failure of certain normal business activities or operations of the Company including the ability to produce and introduce EARTHSHELL Products to the market. Such failures could have a material adverse effect on the Company including unanticipated effects on cash flow. The Company believes that both its major information technology systems and non-information technology systems are Year 2000 ready.

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

Readers are cautioned that the preceding discussion contains forward-looking statements and should be read in conjunction with the "Forward-Looking Statement Notice" appearing at the beginning of "Management's Discussion and Analysis of Financial Condition and Results of Operations." Expectations about future Year 2000-related costs and the progress of the Company's Year 2000 efforts are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations, including: (i) the success of the Company in identifying hardware, software and devices that are not Year 2000 ready; (ii) the nature and amount of remediation required to make them compatible; (iii) the availability, rate and amount or related labor and consulting costs and (iv) the success of the Company's significant vendors and customers in addressing their Year 2000 issues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 2, 1999, Novamont S.p.A., an Italian company specializing in the manufacture of a biodegradable plastic resin and products, filed a complaint in the United States District Court for the Northern District of Illinois alleging infringement of three patents. The Company has analyzed all three patents and believes it has strong meritorious defenses and plans to vigorously defend the lawsuit.

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

At December 31, 1998, the company had applied $114.6 million of the $205.9 million in net offering proceeds. For the nine months ended September 30, 1999, the Company applied an additional $48.2 million of the net offering proceeds. Of this amount, $14.3 million was used for the purchase of manufacturing equipment, $10.2 million was used for construction and engineering costs related to the manufacturing plant, $2.1 million was used for the demonstration and prototype facility, and $21.6 million for other operating expenses.

The cost of designing, installing and debugging the Company's first manufacturing lines at Sweetheart will exceed the Company's initial estimates as discussed in "Management's Discussion and Analysis of Financial Conditions and Results of Operations." As a result, the Company intends to prove its next generation manufacturing systems in advance of a next tier plant investment. Based partly on this, the Company has refined its business strategy and intends to utilize joint ventures in which the joint venture partner generally will share equally the cost of turnkey equipment lines and will assume equally risks associated with failures of the equipment lines to meet targeted throughput efficiencies. The Company believes using joint ventures in which both venturers generally assume equal responsibility and risk, as well as share equally any upside opportunities, will enable the Company to share the product introduction and capital risk with its partners while maintaining a favorable return on investment to the Company. As a result of this business model change and other changed circumstances, the actual use of initial public offering proceeds will vary from the anticipated use of proceeds described in the Company's Prospectus. For example, the Company plans now to use some of the $7.4 million initial public offering proceeds that were shown in the Company's Prospectus as anticipated to be used for patent enforcement and protection in the development of its next generation manufacturing systems and to fund operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

As previously reported, D. Scott Houston, Senior Vice President of Corporate Planning, resumed the position of Chief Financial Officer effective October 8, 1999. Mr. Houston replaces William Spengler who resigned to pursue other interests.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         27.1     Financial Data Schedule

(b)      Reports on Form 8-K

No reports on Form 8-K were filed by EarthShell during the quarter ended September 30, 1999.




Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            EarthShell Corporation


Date: November 15, 1999                     By:____________________
                                            D. Scott Houston
                                            Chief Financial Officer


                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)