Form 10-K
period 1999-12-31
EARTHSHELL CORP
filed 2000-03-27
CIK 911801

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-13287
                            ------------------------
                             EARTHSHELL CORPORATION

             (Exact name of Registrant as specified in its charter)

               DELAWARE                              77-0322379
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification No.)

       9020 JUNCTION DRIVE, ANNAPOLIS JUNCTION, MARYLAND 20701
(Address of principal executive office)              (Zip Code)

                                 (410) 949-1300
              (Registrant's telephone number, including area code)
                            ------------------------

          Securities registered pursuant to Section 12 (b) of the Act:

                                      NONE
                            ------------------------

          Securities registered pursuant to Section 12 (g) of the Act:
                          Common Stock $.01 par value
                             (Title of each class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 3, 2000 was $161,505,376.

    The number of shares outstanding of the Registrant's Common Stock as of March 3, 2000 was 100,045,166.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 12, 2000 are incorporated by reference in
Part III of this Annual Report on Form 10-K.

    As used herein, the terms "EarthShell" and the "Company" shall mean EarthShell Corporation unless the context otherwise indicates and the term "Proxy Statement" shall mean the Proxy Statement for the Company's 2000 Annual Meeting of Stockholders to be held on May 12, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                     PART I

ITEM 1.   BUSINESS....................................................    1

ITEM 2.   PROPERTIES..................................................   10

ITEM 3.   LEGAL PROCEEDINGS...........................................   10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   11

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................   11

ITEM 6.   SELECTED FINANCIAL DATA.....................................   12

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................   13

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..   18

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   18

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................   18

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   19

ITEM 11.  EXECUTIVE COMPENSATION......................................   19

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   19

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   19

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON
          FORM 8-K....................................................   19

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    EarthShell Corporation (the "Company") was organized in November 1992 as a Delaware corporation and is a development stage company engaged in the commercialization of a proprietary composite material for the manufacture of disposable packaging for the foodservice industry, such as hinged-lid containers, cups, plates, trays, and bowls.

    Since the Company's inception it has not generated any revenues from operations and, as of December 31, 1999, had incurred aggregate net losses of approximately $145 million. The Company has an exclusive, worldwide, royalty-free license pursuant to an Amended and Restated License Agreement (the "License Agreement") between the Company and the Company's principal stockholders, E. Khashoggi Industries, LLC and its predecessors ("EKI"), to use and license the EKI technology to manufacture and sell disposable, single-use containers for packaging or serving food or beverages intended for consumption within a short period of time. The Company does not have the right to use the EKI technology for other purposes.

    The new composite material is made from commonly available raw materials such as limestone, natural potato, corn and other starch binders, natural fibers and functional coatings. The Company believes that foodservice disposables made of this material ("EARTHSHELL Products") will have comparable or superior performance characteristics, such as greater strength and rigidity, and can be commercially produced at lower costs and sold at a price that is competitive with comparable paper and polystyrene foodservice disposables.

    The Company's objective is to establish EARTHSHELL Products as the preferred disposable packaging material for the foodservice industry throughout the world based on their performance, price and environmental characteristics. The Company's strategy for obtaining this objective is: (i) to demonstrate customer acceptance through key market leaders; (ii) to demonstrate the manufacturability and improved economics with initial strategic partners, and (iii) to enter into joint ventures with existing manufacturers of disposable packaging to market, produce and distribute EARTHSHELL Products. The Company believes that utilizing joint ventures aligns key market segments with select industry partners, minimizes direct competition among these partners, enables effective brand management, captures the value of manufacturing process improvements, and creates income streams beyond the life of the patents.

KEY CUSTOMER

    As the first step in its strategy, the Company worked closely with McDonald's Corporation ("McDonald's") in developing and testing prototype sandwich containers. As a result of this work, McDonald's primary packaging purchaser, Perseco, entered into a supply agreement with the Company's licensee, Sweetheart Cup Company Inc. ("Sweetheart"), pursuant to which Perseco committed to purchase not less than 1.8 billion EarthShell Big Mac-Registered Trademark-sandwich containers over a three-year period, subject to certain conditions. To support the supply agreement between Sweetheart and Perseco to supply McDonald's U.S. restaurants with EARTHSHELL containers for the Big
Mac-Registered Trademark- sandwich, the Company agreed to provide EarthShell-owned manufacturing equipment to be used by Sweetheart with adequate capacity to fulfill the Perseco/McDonald's supply contract. At the time the supply agreement was signed, there was no existing commercial manufacturing capacity to manufacture EARTHSHELL Products.

FIRST COMMERCIAL MANUFACTURING FACILITY

    In 1998 and 1999, the Company built its first commercial manufacturing plant at Sweetheart's facility in Owings Mills, Maryland to produce the EarthShell Big Mac-Registered Trademark- sandwich container for sale to Perseco. The debugging and startup of the first line has taken longer than originally anticipated. One of the primary causes of the delay was the failure of a high-speed conveyor segment to meet its original performance specifications. A new conveyor segment was designed, installed, and placed in operation in November 1999 and is functioning as required. The Company's operating partner, Sweetheart, is running the line with the new conveyor system and the Company believes the current production volumes are sufficient to support near term demand. Building on the first line experience, the startup process for remaining lines is expected to proceed more quickly. As these lines achieve their design capacity, the Company believes they will be sufficient to meet the Perseco supply agreement requirement.

    Additionally, the Company and Sweetheart are progressing through a product validation process with Perseco with respect to the EarthShell Big Mac-Registered Trademark- sandwich container, which is typical for all new product introductions into the McDonald's system. Although the Company believes that the production from these first three lines will be profitable once they have been optimized and reach full capacity, due to the protracted time delays and additional costs to initially commercialize its first plant, the Company may not realize the full economic potential of the technology with this first facility.

SECOND GENERATION MANUFACTURING DEVELOPMENT

    With the benefit of its experience at Sweetheart's Maryland facility and the broad manufacturing experience of its partners, the Company is developing a next generation manufacturing approach that utilizes, as much as possible, commercially available conventional processing equipment. This next generation commercial product set will include bowls, plates, cups and other hinged-lid containers in addition to the Big Mac-Registered Trademark- container.

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

    The Company's manufacturing process is comprised of four core operations; mixing, forming, coating and printing. These operations must be integrated in a continuous process through the use of material handling and conveyance systems. The Company is utilizing conventional, commercially available process equipment for mixing, forming and printing that it believes can meet its next generation manufacturing goals. Additionally, the Company has contracted with conventional film thermoforming equipment suppliers to develop a process to apply biodegradable film as a coating for EARTHSHELL Products. Pilot equipment has been built and used to manufacture and coat products such as plates, bowls and trays on a small scale. These products have been used in demonstration projects with the U.S. Department of the Interior and other users to evaluate the performance of products as well as customer acceptance. Initial trials with conventional commercial scale machinery have also been encouraging. The Company believes it is well positioned to source competitively priced biodegradable films for the middle and higher selling price markets for plates, bowls and cups.

    The Company believes it will be able to prove next generation manufacturing economics for plates, bowls and hot cups during 2000. Based on its current product costing models, the Company believes its products will be able to compete in the middle and higher selling price markets at higher profit margins when compared to competitive foodservice disposables. Additional value engineering and a lower total cost of coating will be required to be competitive in lower selling price markets.

OPERATING PARTNERS AND OTHER CUSTOMERS

    In May 1999, the Company signed definitive agreements with Huhtamaki Van Leer Oyj, ("Huhtamaki") a leading international food and food packaging company, establishing a new joint venture company, Polarcup EarthShell, to commercialize EARTHSHELL Products throughout Europe, Australia, New Zealand, and, on a country by country basis, Asia. The Company believes that the opportunity for rapid market acceptance of its products in Europe is exceptional due to their unique environmental profile and the more demanding regulations regarding disposal of conventional foodservice disposable products in Europe.

    In August 1999, the Company signed a non-binding letter of intent with Sweetheart to expand and further develop the manufacturing facility in Owings Mills, Maryland beyond the scope of the initial commitment for the Big Mac-Registered Trademark- sandwich container. This proposal would require joint investment by the Company and Sweetheart in additional capacity. The Company also believes that there will be a significant reduction in the capital cost necessary to build this new capacity as well as the level of first time, non-recurring expenses as compared to its initial manufacturing lines. The Company cannot assure, however, that this letter of intent will result in definitive agreements with Sweetheart.

    In November 1999, the Company signed definitive agreements with Prairie Packaging, Inc. ("Prairie)" to establish a joint venture to produce an expanded product set in the U.S. The proposed arrangement with Prairie encompasses the production of plates, bowls, hinged-lid containers and cups.

    Based on the definitive joint venture agreements with Huhtamaki and Prairie and the letter of intent with Sweetheart, planning is underway to establish manufacturing capacity based on the Company's next generation manufacturing processes. Delays in developing cost competitive next generation products for these joint ventures could delay or stop the introduction and market acceptance of one or more EARTHSHELL Products which could have an adverse effect on the Company's business, financial condition and results of operations.

    McDonald's is expected to be the first foodservice operator using EARTHSHELL Products. Other interest in distributing and using EarthShell packaging continues to expand. Sysco Corporation, the leading foodservices distributor in North America, the U.S. Department of the Interior, and others are engaged in discussions with the Company or its joint venture partners regarding a range of EARTHSHELL Products including plates, bowls and sandwich containers. The loss of McDonald's or any other initial purchasers of the Company's products, or the exercise of McDonald's priority rights under certain circumstances, could delay the introduction and market acceptance of one or more EARTHSHELL Products which could have an adverse effect on the Company's business, financial condition and results of operations.

PRODUCTS

    Foodservice disposables are currently manufactured from a variety of materials, including paper and polystyrene. The Company believes that none of these materials fully addresses all three principal challenges of the foodservice industry--performance, cost and environmental impact. The Company believes that EARTHSHELL Products will best address the combination of these challenges and therefore will be able to achieve significant penetration of the foodservice disposables market.

    PERFORMANCE CHARACTERISTICS. The Company has produced hinged-lid containers, as well as prototype plates, bowls, trays, and cups that the Company believes meet the critical performance requirements of the marketplace, including rigidity, graphic capabilities, insulation, shipping, handling and stacking performance. The Company further believes that foodservice disposables made of the new composite material can be designed to have comparable or superior performance characteristics, such as strength, rigidity and insulating characteristics. In addition, EARTHSHELL Products are designed to be microwaveable.

    COST COMPETITIVE. The Company believes that EARTHSHELL Products will be able to be manufactured and sold at prices which are competitive with comparable existing foodservice disposables based on material and machinery costs received from vendors and suppliers. Although the Company has built its first commercial manufacturing capacity at Sweetheart's facility in Owings Mills, Maryland to produce the EarthShell Big Mac-Registered Trademark- sandwich container for sale to Perseco, it has not yet produced the hinged-lid container at the commercial volumes relative to the supply contract and therefore, the actual cost of manufacture is unproven. Additionally, the Company has produced prototype plates, trays, bowls and cups.

The Company has successfully demonstrated most of the individual processing steps for the first of its next generation products using primarily standard commercial equipment from established suppliers. To date, however, these prototypes have not been produced on fully integrated, commercial production lines and therefore their actual cost of manufacture is unproven as well. The Company expects that the cost of producing EARTHSHELL Products will decrease over time as the technology and initial production processes are further refined.

    ENVIRONMENTAL IMPACT. EARTHSHELL Products offer a number of attractive environmental features that are expected to appeal to customers and anyone concerned about the environment. Through the use of an environmental assessment ("life cycle analysis") and in consultation with leading environmental experts, EARTHSHELL Products have been designed to reduce certain environmental burdens of rigid packaging through the careful selection of raw materials, processes and suppliers. EARTHSHELL Products are made primarily from limestone, natural starch binders, natural fibers, biodegradable polymer and wax coatings, and water.

    According to research on the performance of various formulations of the EarthShell sandwich container commissioned by the Company and performed by Cal Recovery Inc., an international waste management consulting company, when crushed or broken, such EarthShell sandwich containers were shown to be biodegradable in a composting environment and to physically disintegrate in water over time. As a result, the Company believes that EARTHSHELL Products substantially reduce the risk to wildlife when compared to certain conventional foodservice disposables and may help mitigate potentially adverse environmental consequences created by their improper disposal. In addition, since EARTHSHELL Products are compostable, they can offer a disposal alternative not available with certain conventional foodservice packaging.

FOODSERVICE DISPOSABLES MARKETS

    According to industry studies, about $9.0 billion was spent in the United States during 1997 on the types of foodservice disposables that the Company believes can be manufactured using the new composite material. Since then, the Company estimates an increase of two percent per year in the United States. In addition, according to an industry study, approximately $4.0 billion was spent in Europe and Japan on such products in 1997. The Company believes that the remaining unquantified international markets are both large and rapidly developing and therefore present significant opportunities for EARTHSHELL Products.

    The following data indicates the key product segments comprising the approximately $9.0 billion of U.S. sales of those foodservice disposables targeted for replacement by EARTHSHELL Products:

                            EARTHSHELL TARGET MARKET
                              1997 U.S. PURCHASES
                             (DOLLARS IN MILLIONS)

                                                            AMOUNT OF
PRODUCT TYPE                                                PURCHASES   PERCENT
------------                                                ---------   --------
Cold cups.................................................   $1,800       20.2%
Hot cups..................................................    1,000       11.2
Straws....................................................      300        3.4
Plates and bowls..........................................    1,400       15.7
Containers, trays and carriers............................    1,225       13.8
Pizza boxes...............................................      700        7.9
Beverage lids.............................................      700        7.9
Cutlery...................................................      600        6.8
Hinged-lid containers.....................................      550        6.2
Wrap replacements.........................................      610        6.9
                                                             ------      -----
  Total...................................................   $8,885      100.0%
                                                             ======      =====

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

AVAILABILITY OF RAW MATERIALS

    The new composite material used to manufacture EARTHSHELL Products is made from commonly available raw materials such as limestone, natural potato, corn and other starch binders, natural fibers and functional coatings. While the Company has determined that sufficient quantities of these raw materials are generally available, should any of these raw materials become unavailable, the unavailability of any such raw materials could result in delays in the commercial introduction and could hinder acceptance of EARTHSHELL Products, thereby adversely affecting the Company's business, financial condition and results of operations. In addition, the Company and its licensees may become significant consumers of certain key raw materials, such as starch, and if such consumption is substantial in relation to the available resources, raw materials prices may increase which in turn may increase the cost of EARTHSHELL Products.

THE TECHNOLOGY

    The new composite material used to make EARTHSHELL Products is the result of more than 11 years of basic research by EKI in the materials science of natural minerals (such as limestone and sand) and natural binders (such as starch). EKI has employed materials science methodologies and state-of-the-art analytical equipment and research methods to develop this proprietary composite material and related manufacturing processes. EKI has carefully considered the environmental impact in the selection of these materials and processes.

    EKI made several significant discoveries that led to the commercial potential of this new composite material. For example, EKI developed a method of using a high percentage of natural, low-cost fillers (such as limestone and sand) in the composite. These fillers reduce cost and provide rigidity, thermal stability and environmental benefits to the materials, without significantly compromising strength, flexibility and moldability. EKI also developed a potential manufacturing process to disperse fibers into the material at a very low water content. Further, EKI has been able to modify the composite material formulation of the EARTHSHELL Products to enable them to be manufactured using established processes such as heated mold forming systems. The result of these discoveries is a new composite material which can be made from low-cost materials, which can be processable using conventional manufacturing processes and equipment and which the Company has engineered for specific product applications and performance characteristics. The product composition can be readily tailored to use widely available raw materials while maintaining product properties and performance. Based on its economic models, the Company believes that this technology will allow for the manufacturing of EARTHSHELL Products at a reduced cost compared to conventional foodservice products of comparable performance.

    The Company's initial research and development efforts have focused on EARTHSHELL Products made from a moldable foam. The EarthShell sandwich container and the Company's current prototype products are made of this formulation. There is also a potential paper-like application of EKI's technology that the Company believes can be formulated into EARTHSHELL Products in the future.

    Although the initial development of EARTHSHELL Products was conducted and paid for by EKI prior to November 1992, the Company has incurred substantial expenses in connection with the commercial application of this technology for the foodservice packaging market since the Company's formation in 1992. The Company's research and development expenses related to the continued development of EARTHSHELL Products by EKI and the Company were approximately $30.5 million, $20 million and $8.9 million in the years ended December 31, 1999, 1998 and 1997, respectively. The Company's research and development efforts are ongoing and the Company expects to continue to incur substantial research and development expenses in the future. During 2000, the Company expects to incur approximately $15 million in research and development costs.

PATENTS, PROPRIETARY RIGHTS AND TRADEMARKS

    The technology that the Company licenses from EKI is the subject of numerous issued and pending patents in both the United States and foreign countries. The Company believes that these patent and patent applications provide a strategic web of patent protection broadly covering the EARTHSHELL Products, their material composition and the manufacturing processes used to make them. As of February 14, 2000, EKI had obtained the rights to 72 U.S. and 61 foreign patents, and had 8 U.S. and 95 foreign pending patent applications relating to the compositions, products and manufacturing processes used to produce EarthShell food and beverage containers. The patents currently issued in the United States and internationally expire between 2012 and 2015. Pending patents, if granted, would give the Company additional patent protection through 2019. Twenty-three of the issued U.S. patents and 2 of the pending U.S. applications relate specifically to molded food and beverage containers manufactured from the new composite material, the formulation of the new composite material used in the EarthShell Big Mac-Registered Trademark- sandwich container and substantially all of the EARTHSHELL Products currently under development. While the Company and EKI intend to continue to seek broad patent protection, the Company cannot assure that the pending patents relating to the Company's products or other additional patents will be issued or that the Company or EKI will develop new technology that is patentable. Moreover, the Company cannot assure that patents and patent applications licensed to the Company are sufficient to protect the Company's technology or that any patent issued to EKI and licensed to the Company will not be held invalid, circumvented or infringed by others. Patent and patent applications on formulations of the new composite material are based in part on specific proportional mixtures of the components of the material. The Company continues to test and modify the components and their proportional mixtures to improve environmental profile, reduce materials and processing cost and improve product performance. The Company cannot assure that the mixture that is ultimately determined to be optimal will be protected under the Company's patents or that it will not be subject to a patent held by others. If the optimal mixture is not protected under the Company's patents or is subject to a patent held by others and a third party asserts patent infringement, this could have an adverse effect on the Company's business, financial condition and results of operations.

    Litigation may be necessary to enforce patents issued or licensed to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. For instance, Novamont S.p.A., an Italian company specializing in the manufacture of a biodegradable plastic resin and products, filed a complaint against the Company in the United States District Court for the Northern District of Illinois in 1999, alleging infringement of three patents. The Company has analyzed all three patents and believes it has strong meritorious defenses and has been vigorously defending the lawsuit. See "Legal Proceedings."

    The Company believes that it owns or has the rights to use all technology incorporated into its products, but an adverse determination in any such proceedings or in other litigation or infringement proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Although patent and intellectual property disputes have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, the Company cannot assure that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses would prevent the Company from manufacturing or licensing others to manufacture certain of its products, which could have an adverse effect on the Company's business, financial condition and results of operations.

    The Company also relies on proprietary know-how and trade secrets which are not the subject of patents. All of this proprietary information is licensed from EKI. To protect its rights in proprietary know-how and trade secrets, both the Company and EKI sometimes require licensees, joint venture partners, employees, consultants, advisors and collaborators to enter into confidentiality agreements. These confidentiality agreements, however, have limited terms, and the Company cannot assure that these agreements will provide meaningful protection for the Company's and EKI's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. In addition, the Company's business could be adversely affected by competitors who independently develop competing technologies.

    The Company owns the trademark EARTHSHELL and certain other trademarks, and has been licensed by EKI to use the trademark Ali(ite)-Registered Trademark- for the new composite material.

RELATIONSHIP WITH AND RELIANCE ON EKI

    The Company does not own the technology necessary for the manufacture of EARTHSHELL Products and, pursuant to its License Agreement with EKI, the Company is dependent upon its royalty-free, exclusive license from EKI to use the technology. The Company's use of the technology is limited to the development, manufacture and sale of foodservice disposables for use in the foodservice industry, and the Company has no right to exploit opportunities for the application of this technology or improvements outside this field of use. EKI may terminate the license at any time if the Company is in breach of any material obligations under the License Agreement and does not cure such breach within a specified period. If EKI were to file for or be declared bankrupt, the Company would likely be able to retain its rights under the License Agreement with respect to U.S. patents; however, it is possible that steps could be taken to terminate its rights under the License Agreement with respect to international patents.

    The Company continues to share a key officer with EKI, relies on EKI and EKI's scientific and technical personnel for substantially all of its scientific, and a portion of its technical and product development needs and leases a small office space from EKI. Scientific and technical services are provided and the office space is leased to the Company by EKI pursuant to an Amended and Restated Technical

Services and Sublease Agreement (the "Technical Services Agreement"), terminating on December 31, 2002. The Company is also dependent on EKI for further development and refinement of the basic materials technology used in EARTHSHELL Products. EKI is not obligated to complete any further development or refinement under the terms of the License Agreement, however EKI agreed to give the Company first priority rights to certain EKI technical personnel pursuant to the Technical Services Agreement. Any disruptions in the operations or financial condition of EKI or the failure by EKI to perform services required by the Company could have an adverse effect on the business, financial condition and results of operations of the Company.

    The Company and EKI are also parties to an Amended and Restated Agreement for Allocation of Patent Costs (the "Patent Agreement"), effective October 1, 1997. Until September 30, 1999, the Company was responsible for paying all costs associated with prosecuting, filing, maintaining or acquiring patents and patent applications in connection with patents and patent applications that are directly related to foodservice disposables. After September 30, 1999, the Company is obligated to pay all costs associated with prosecuting, filing, maintaining or acquiring patents and patent applications in connection with technology that primarily benefits the foodservice disposable applications licensed to the Company (as compared with applications of such patents outside the foodservice disposables field of use). EKI will pay for all other patent related costs. EKI and the Company will review, on a biennial basis, the comparative benefits of each existing patent and patent application to determine whether EARTHSHELL Products licensed to the Company derive the principal benefits from the patent or patent application in question and will allocate the associated patent costs for the ensuing two-year period accordingly. Neither party will have the right to be reimbursed for any costs following notification in writing by the other party that it does not desire to incur such costs.

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

CONTROL BY PRINCIPAL STOCKHOLDER

    Mr. Essam Khashoggi, the Chairman of the Board of the Company, is the beneficial owner of approximately 70% of the outstanding shares of common stock directly or indirectly through various entities that he controls, including EKI. Thus, Mr. Khashoggi has the ability to elect all of the directors of the Company, to control the direction and policies of the Company, to determine the outcome of corporate transactions requiring the approval of the Company's stockholders, including mergers, consolidations and the sale of all or substantially all of the assets of the Company, and to prevent or cause a change in control of the Company. Mr. Khashoggi also has the power to control the Company's relationship with EKI, which he also controls, and upon which the Company is dependent, among other things, for some of its research and development efforts.

COMPETITION

    Competition among existing food and beverage container manufacturers in the foodservice industry is intense. At present, most of these competitors have substantially greater financial and marketing resources at their disposal than does the Company, and many have well-established supply, production and distribution relationships and channels. Companies producing competitive products may reduce their prices or engage in advertising or marketing campaigns designed to protect their respective market shares and impede market acceptance of EARTHSHELL Products. In addition, all of the Company's licensees and joint venture partners manufacture paper, plastic or foil packaging that may compete with EARTHSHELL Products.

    Several paper and plastic disposable packaging manufacturers and converters and others have made efforts to increase the recycling of these products. Increased recycling of paper and plastic products could lessen their environmental impact, one significant basis upon which the Company intends to compete. A number of companies have introduced or are attempting to develop biodegradable starch-based materials, plastics, or other materials that may be positioned as potential environmentally superior packaging alternatives. It is expected that many existing packaging manufacturers may actively seek to develop competitive alternatives to the Company's products and processes. The Company believes its patents uniquely position it to incorporate a significant proportion of low cost, inorganic fill with its material, which, relative to other starch-based or specialty polymers will allow it to ultimately have a more competitive material cost. The development of competitive, environmentally attractive, disposable foodservice containers could render the Company's technology obsolete and could have an adverse effect on the business, financial condition and results of operations of the Company.

GOVERNMENT REGULATION

    The manufacture, sale and use of EARTHSHELL Products is subject to regulation by the U.S. Food and Drug Administration (the "FDA"). The FDA's regulations are concerned with substances used in food packaging materials, not with specific finished food packaging products. Thus, food or beverage containers will be in compliance with FDA regulations if the components used in the food and beverage containers: (i) are approved by the FDA as indirect food additives for their intended uses and comply with the applicable FDA indirect food additive regulations; or (ii) are generally recognized as safe ("GRAS") for their intended uses and are of suitable purity for those intended uses. Each of the components of the EarthShell Big Mac-Registered Trademark- sandwich container and all other current prototype EARTHSHELL Products is either approved by the FDA as an indirect food additive for its intended use, codified in the FDA's regulations as GRAS for its intended use, or a commonly recognized food ingredient regarded by the Company and its consultants as GRAS for its intended use. The Company, however, has not sought the concurrence of the FDA in this determination. The Company intends to ensure that the raw materials used in the EarthShell Big Mac-Registered Trademark- sandwich container are suitable for their intended uses by specifying standards to be met by suppliers of raw materials and by material and product testing. There is no requirement that the Company or a manufacturer of EARTHSHELL Products seek FDA concurrence that certain components are GRAS for their intended uses or that the raw materials are of suitable purity for their intended uses. However, the Company believes that the EarthShell Big Mac-Registered Trademark- sandwich container and other current prototype products of the Company will be in compliance with all requirements of the FDA and do not require FDA approval. The Company cannot assure, however, that the FDA will agree with these conclusions.

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

    Other EARTHSHELL Products that may be developed in the future may use components that are not approved by the FDA as indirect food additives, or that cannot reasonably be considered GRAS for their intended uses. If such a component is used, it will be necessary for the manufacturers of the product, or the Company on their behalf, to: (i) obtain an FDA indirect food additive approval covering the component and its intended uses, or (ii) submit a notification to the FDA regarding a food contact substance. A food additive petition must be supported by detailed information concerning the composition and manufacture of the food additive, as well as by the results of testing to establish the safety of the additive. Typically, safety testing at exaggerated doses in several species of laboratory animals is required. The testing required to support a food additive petition could take a considerable length of time to perform. According to FDA data, from October 1995 to September 1996, the average time for FDA review and approval of a food additive petition was 32 months from the date of submission. The Food and Drug Administration Modernization Act of 1997, which became effective February 19, 1998, added a new provision to the Federal Food, Drug, and Cosmetic Act that permits the manufacturer or supplier of a food contact substance to notify the FDA at least 120 days before beginning distribution of the substance. The notification would have to set forth the manufacturer's or supplier's rationale for why the substance is safe. Unless the FDA notifies the submitter within the 120-day period that it disagrees with the submitter's conclusion that the food contact substance is safe, the substance could be lawfully distributed in commerce. The FDA is required to adopt regulations to implement this provision. At this time, it is not possible to determine whether the notification procedure, as implemented by the FDA, will be suitable for any of the Company's products.

PERSONNEL

    As of December 31, 1999, the Company had 43 employees. In addition, pursuant to the terms of the Technical Services Agreement, the Company has a priority right to the services of 37 technical personnel serving as employees of EKI as of December 31, 1999. None of the Company's employees are represented by a labor union and the Company believes that it has a good relationship with its employees.

ITEM 2.  PROPERTIES

    The Company leases 8,066 square feet of office space in Baltimore, Maryland. The Company's monthly lease payment with respect to this space is $18,149. The Company has assigned this lease to another company, effective April 1, 2000 for the full lease obligation. The Company leases 34,956 square feet of research and development and office space in Annapolis Junction, Maryland. This lease expires on September 30, 2004. The monthly lease payment with respect to this space is $18,876. The Company subleases 1,600 square feet of office and research and development space from EKI in Santa Barbara, California. This sublease expires upon the earlier of March 31, 2001 or 30 days after notice by the Company. The Company's monthly lease payment with respect to this space is $5,600. The Company leases 54,800 square feet of space for its product development center in Goleta, California. This lease expires on June 30, 2003. The Company's monthly lease payment with respect to this space is $41,905.

ITEM 3.  LEGAL PROCEEDINGS

    On August 2, 1999, Novamont S.p.A., an Italian company specializing in the manufacture of a biodegradable plastic resin and products, filed a complaint in the United States District Court for the Northern District of Illinois alleging infringement of three patents. The Company has analyzed all three patents and believes it has strong meritorious defenses and has been vigorously defending the lawsuit. The Company believes this legal proceeding will not have a material adverse effect on the Company's financial condition or results of operations. However, the ultimate resolution of this claim is subject to many uncertainties. It is reasonably possible that the Company could suffer an adverse determination in this proceeding which could have a material adverse effect on the Company's financial position, operating results or cash flows when resolved in a future reporting period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The Company's common stock is quoted on The National Association of Securities Dealers Automated Quotation System National Market ("Nasdaq Stock Market") under the symbol: ERTH. The high and low sale closing prices for the Company's common stock for each quarter of 1999 as reported by The Nasdaq Stock Market are contained in the Financial Notes entitled "Quarterly Financial Information" on page F-18 of this Annual Report on Form 10-K.

    The number of stockholders of record of the Company's common stock at March 15, 2000 was 534. At February 29, 2000, Mr. Essam Khashoggi, directly or indirectly, owned approximately 70% of the outstanding common stock of the Company.

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

    As of December 31, 1999, the Company had applied $175.8 million of the $205.9 million in net offering proceeds from the IPO shares. During the year ended December 31, 1999, the Company applied $61.2 million of such net offering proceeds. Of this amount, $20.4 million was used for the purchase of manufacturing equipment, $10.2 million was used for construction and engineering costs related to the manufacturing plant, $2.4 million was used for the demonstration and prototype facility, and $28.2 million for other operating expenses.

    The cost of the Company's first manufacturing lines at Sweetheart has exceeded the Company's initial estimates as discussed in "Management's Discussion and Analysis of Financial Conditions and Results of Operations." As a result, the Company will demonstrate the manufacturing and performance economies of its next generation manufacturing systems in advance of the next tier of commercial plant investment. The Company has refined its business strategy and is utilizing joint ventures in which the joint venture partner generally will share equally the cost and operating risks of turnkey equipment lines. The Company believes using joint ventures in which both venturers generally assume equal responsibility and risk, as well as share equally any upside opportunities, better aligns its interests with the interests of its partners while maintaining a favorable return on investment to the Company. As a result of those and other changed circumstances, the actual use of initial public offering proceeds will vary from the anticipated use of proceeds described in the prospectus for the Company's IPO (the "Company's Prospectus"), dated

March 23, 1998. For example, the Company plans now to use most of the $7.4 million initial public offering proceeds that were shown in the Company's Prospectus as anticipated to be used for patent enforcement and protection for the development of its next generation manufacturing systems and to fund operations.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data set forth below should be read in conjunction with the Company's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         NOVEMBER 1,
                                                                                            1992
                                                                                         (INCEPTION)
                                            FOR THE YEAR ENDED DECEMBER 31                 THROUGH
                                 ----------------------------------------------------   DECEMBER 31,
                                   1999       1998       1997       1996       1995         1999
                                 --------   --------   --------   --------   --------   -------------
Research and development
  expenses.....................  $ 30,471   $ 19,982   $  8,901   $ 10,159   $  9,100     $ 92,853
General and administrative
  expenses.....................    11,872      9,296      5,685      3,405      2,362       38,548
Interest (income) expenses,
  net..........................    (3,448)    (4,026)     3,246      1,692        478       (2,496)
Patent expenses................       645        486        653      1,382      1,929        8,331
Net loss.......................    44,188     26,620     18,992     16,950     13,914      145,029
Preferred dividends............        --        777      2,134      2,134      2,134        9,927
Net loss available to common
  stockholders.................  $ 44,188   $ 27,397   $ 21,126   $ 19,084   $ 16,048     $154,956
Average shares outstanding.....   100,045     95,707     82,530     82,530     82,530       86,377

BALANCE SHEET DATA
Cash and cash equivalents......  $ 26,413   $ 86,590   $      8   $     21   $    266
Short-term investments.........     8,971      6,531         --         --         --
Working capital (deficit)......    32,886     87,054    (48,308)   (31,489)   (14,569)
Total assets...................    87,199    135,638      3,778      2,817      2,228
Notes payable, payables to
  majority stockholder, accrued
  interest and accrued
  dividends....................     1,386      1,181     45,163     29,873     13,560
Deficit accumulated during
  development stage............   145,029    100,841     74,221     55,229     38,279
Stockholders' equity
  (deficit)....................  $ 80,686   $124,875   $(44,567)  $(28,732)  $(12,678)
Shares outstanding.............   100,045    100,045     82,530     82,530     82,530

PER COMMON SHARE
Basic and diluted loss per
  share........................  $   0.44   $   0.29   $   0.26   $   0.23   $   0.19
Closing market price
  High.........................  $ 17 3/8   $ 23 7/8         --         --         --
  Low..........................  $1 13/32   $ 5 5/16         --         --         --
  Close........................  $  4 1/4   $11 15/16        --         --         --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Selected Financial Data and the Company's Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Such financial statements and information have been prepared to reflect the historical operations, assets and liabilities of the Company from the date of the Company's organization on November 1, 1992 through December 31, 1999.

    Information in this Annual Report on Form 10-K including "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial results to differ substantially from those anticipated by management that are described herein. Factors influencing the Company's operating performance and financial results include, but are not limited to, changes in the general economy, the availability of financing, governmental regulations concerning, but not limited to, environmental issues, and other risks and unforeseen circumstances affecting the Company's business which may be discussed elsewhere in this Annual Report on Form 10-K.

OVERVIEW

    The Company was organized in November 1992, as a Delaware corporation and remains a development stage enterprise. E. Khashoggi Industries LLC, the Company's principal stockholder, or its predecessors ("EKI"), has been involved since July 1985, in the development of various new material technologies including the new composite material. The Company was formed to develop, license and commercialize foodservice disposables made of EarthShell composite material ("EARTHSHELL Products"). The Company has an exclusive, worldwide, royalty-free license from EKI to use certain technology for this purpose. The Company intends to continue to license or joint venture with existing manufacturers of foodservice disposables for the manufacture and distribution of EARTHSHELL Products. The Company expects to derive revenues primarily from license royalties and distributions from joint ventures that are licensed to manufacture EARTHSHELL Products.

    The Company has experienced aggregate net losses of approximately
$145 million from its inception on November 1, 1992 through December 31, 1999. The Company has been unprofitable to date and expects to continue to incur operating losses until its products are commercially introduced and achieve broader market acceptance and market penetration. Since its inception, the Company has not generated any revenues from operations. Successful future operations will depend upon the ability of the Company, its licensees and joint venture partners to commercialize multiple EARTHSHELL Products. Prior to the Company's initial public offering in March 1998, in which the Company raised net proceeds of $206 million, the Company financed its operations from inception primarily through the private placement of preferred stock and loans from its principal stockholder, EKI, and Imperial Bank. Since inception, the Company has relied on EKI to provide extensive management and technical support. The Company and EKI entered into an Amended and Restated Technical Services and Sublease Agreement (the "Technical Services Agreement") which continues through
December 31, 2002. Under the terms of the Technical Services Agreement, the Company pays EKI for all direct project labor hours incurred by EKI technical personnel and direct expenses incurred on approved projects. In addition, under an Amended and Restated Agreement for the Allocation of Patent Costs (the "Patent Agreement"), the Company reimburses EKI for the costs and expenses of filing, prosecuting, acquiring and maintaining certain patents and patent applications relating to the technology licensed to the Company under an Amended and Restated License Agreement (the "License Agreement").

DEVELOPMENT OF FIRST COMMERCIAL MANUFACTURING FACILITY.

    The development and installation of the Company's first commercial manufacturing lines at Sweetheart Cup Company Inc.'s ("Sweetheart") Owings Mills, Maryland facility has been the Company's major focus since Sweetheart secured the Perseco (the primary packaging purchasing agent for McDonald's Corporation) supply agreement for EARTHSHELL containers for the Big Mac-Registered Trademark- sandwich in October 1997. Following the Company's initial public offering in early 1998 and in cooperation with Sweetheart, the Company contracted for the design and construction of commercial scale EarthShell manufacturing lines to meet projected demand under the Perseco/McDonald's supply contract. In late 1998, the Company began the process of debugging and startup of the first of these manufacturing lines.

    The debugging and startup of the first line has taken longer than originally anticipated. One of the primary causes of the delay has been the failure of a high-speed conveyor segment to meet its original performance specifications. A new conveyor segment was designed, installed, and placed in operation in early November 1999. The new conveyor section is functioning as required and the Company is operating the entire line to produce commercial products to meet the immediate demand for validation testing. The Company is proceeding to start-up the second line.

    Previously, the Company had developed a contingency plan to ensure that it would have adequate capacity to meet the anticipated Perseco/McDonald's rollout schedule. Based on recent progress, the Company no longer believes it will be necessary to install additional capacity to meet the commitment for the Big Mac-Registered Trademark- sandwich container.

    Because the Owings Mills facility is the Company's first commercial implementation of the EarthShell technology, the Company believes that the cost incurred on the manufacturing lines in this facility will be significantly higher than the cost of manufacturing lines in subsequent facilities. The Company believes the estimated capitalized cost of the Sweetheart lines will be approximately $51.6 million upon completion. The Company expects to have expensed approximately $10.6 million of process development, design and engineering costs and approximately $13.9 million in start-up and debugging expense associated with preparing the Sweetheart facility for full-scale production. The total project cost for this facility upon completion is estimated to be approximately $76 million as of December 31, 1999.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

    The Company's net loss increased $17.6 million from $26.6 million for the year ended December 31, 1998 to $44.2 million for the year ended December 31, 1999.

    RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenditures for the development of EARTHSHELL Products increased $10.5 million from $20.0 million for the year ended December 31, 1998 to $30.5 million for the year ended December 31, 1999. The increase was more than expected as the Company continued to experience persistent problems with the debugging and start-up of its first commercialization activities at Sweetheart's Maryland facility. Cost reimbursement to Sweetheart increased by $4.5 million for the year ended December 31, 1999 compared with the year ended December 31, 1998. The 1999 cost reimbursement period represented twelve months of activity while the 1998 cost reimbursement period represented three months of activity. The Company also incurred an additional $1.2 million in start-up supplies at Sweetheart when comparing the year ended December 31, 1999 with the year ended December 31, 1998. Expenses for next generation product development increased $3.0 million from December 31, 1998 compared to the year ended December 31, 1999. This increase included personnel and facility costs as well as research supplies. The Company was billed by EKI for research and development services totaling
$11.7 million for the year ended December 31, 1999 and $8.9 million for the year ended December 31, 1998.

    TOTAL GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses increased $2.6 million from $9.3 million for the year ended
December 31, 1998 to $11.9 million for the year ended December 31, 1999. Personnel and facility costs in Maryland increased $0.5 million when comparing the year ended December 31, 1999 with the year ended December 31, 1998 because the 1999 period included twelve months of activity while the 1998 period included less than twelve months of activity. Legal costs increased
$1.1 million for deal structuring and general corporate matters when comparing the year ended December 31, 1999 with the year ended December 31, 1998. Cost associated with managing a publicly traded company, such as transfer agent and registrar costs and investor relations costs increased $0.9 million when comparing the year ended December 31, 1999 with the year ended December 31, 1998. Net consulting costs for the year ended December 31, 1999 decreased
$1.3 million primarily due to the completion of a strategic planning effort by the Boston Consulting Group during the year ended December 31, 1998. Additionally, the Company wrote-off $0.7 million, primarily in leasehold improvements related to consolidating office space in Maryland.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $3.7 million from $0.9 million for the year ended December 31, 1998 to $4.6 million for the year ended December 31, 1999. The increase in depreciation expense was primarily the result of the Company's commercial manufacturing equipment at Sweetheart's Maryland facility being placed in service during the year ended December 31, 1999.

    RELATED PARTY PATENT EXPENSES. Legal fees reimbursed to EKI under the Patent Agreement with EKI, increased $0.1 million from $0.5 million for the year ended December 31, 1998 to $0.6 million for the year ended December 31, 1999. This cost varies with the number of patents filed, researched and/or abandoned during the year.

    INTEREST INCOME. Interest income decreased $1.7 million from $5.1 million for the year ended December 31, 1998 to $3.4 million for the year ended December 31, 1999. The decrease was a result of less cash invested during the year as cash was used for the Company's Sweetheart facility and to fund operations.

    INTEREST EXPENSE. Interest expense decreased by $1.1 million from $1.1 million for the year ended December 31, 1998 to zero for the year ended December 31, 1999. The decrease was due to the repayment of outstanding debt from the proceeds of the Company's initial public offering in March 1998.

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

    TOTAL GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses increased $2.3 million from $3.4 million for the year ended
December 31, 1996 to $5.7 million for the year ended December 31, 1997. This increase was primarily due to the recognition of compensation expense of $3.1 million resulting from the extension of the terms of certain option agreements in October 1997 that were deemed as re-grants and, therefore, treated as stock options granted at prices below market. Similarly in 1996, the Company recognized compensation expense of $0.7 million related to executive stock options.

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

LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 1999

    CASH FLOW.  The Company's principal uses of cash for the year ended
December 31, 1999 were to fund operations and purchase equipment to facilitate the development of manufacturing capacity for EARTHSHELL Products. Net cash used in operations was $40.0 million for the year ended December 31, 1999 and $15.0 million for the year ended December 31, 1998. Net cash used in investing activities was $20.1 million and $48.4 million for the years ended December 31, 1999 and 1998, respectively. As of December 31, 1999 the Company had cash and short-term investments totaling $35.4 million.

    CAPITAL REQUIREMENTS.  The Company expects to spend approximately
$18 million in capital expenditures in the year 2000, approximately $8 million of which will be related to completing development of Sweetheart's Maryland facility and approximately $10 million of which will be related to designing and developing the next generation manufacturing facilities and prototypes for an expanded line of products.

    SOURCES OF CAPITAL. As part of the Company's initial public offering on March 27, 1998, the Company issued 10,526,316 shares of its common stock, $.01 par value, for which the Company received net proceeds of $206 million. The Company has used $175.8 million of the net proceeds through December 31, 1999. A portion of the proceeds was used to repay indebtedness to the majority stockholder of $36.6 million, bank debt of $14.0 million and to pay accrued dividends on the Company's Series A preferred stock of $9.9 million.

    The Company expects to use the remaining proceeds over the next year for:
(i) general corporate purposes, including the continued design and development of EARTHSHELL Products and anticipated operating losses; (ii) to complete the development of its first commercial manufacturing capacity at Sweetheart;
(iii) to complete the development and construction of its next generation manufacturing lines for demonstration to its licensees or joint ventures; and
(iv) to launch an initial public relations and advertising campaign.

    The Company is reducing its spending and focusing its resources on those activities that are critical to demonstrate the commercial viability of the EarthShell business model: these activities include, completing the startup of the Sweetheart lines, achieving customer acceptance of its product, and demonstrating the first of its next generation products and manufacturing lines. As part of its cost reduction efforts, the Company has consolidated its Maryland operations and is scaling down its Goleta, California development facility.

    To ensure that the Company will have the capital to continue funding its development activities as well as its share of the design and development of the next joint ventured commercial manufacturing facilities, the Company is in financing discussions with certain financial institutions. While the Company has no current commitments for additional financing, the Company believes that efforts to obtain additional financing will be successful based on these discussions with these financial institutions. The Company cannot assure, however, that commitments can be obtained on favorable terms, if at all. If the Company is unable to obtain additional financing on a timely basis, the Company will scale back its development activities to conserve resources until financing becomes available.

YEAR 2000

    Beginning in late 1998, the Company began reviewing its major systems for Year 2000 compliance. Most of the Company's hardware and software applications were new and were not developed internally. The Company spent minimal amounts to test for or correct any Year 2000 compliance issues because its purchases for information and non-information technology systems were deemed to be Year 2000 compliant by its vendors.

    To date, the Company has not experienced any disruptions in its operating activities or any effect on its financial condition due to failure of its computerized systems to accurately receive, provide and process date and time data from, into and between the twentieth and twenty-first centuries. The Company currently believes that the Year 2000 issue will not pose any significant operational problems in the future.

NET OPERATING LOSS TAX CARRYFORWARDS

    The Company has sustained net operating losses ("NOLs") for federal income tax purposes in the aggregate amount of approximately $108.5 million from its inception on November 1, 1992 through December 31, 1999. Under the Internal Revenue Code of 1986, as amended, the Company generally is entitled to reduce its future federal income tax liabilities by carrying unused NOLs forward for a period of 20 years to offset future taxable income earned.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is contained in the Company's Proxy Statement for its 2000 annual meeting of stockholders which will be filed on or before April 30, 2000 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is contained in the Company's Proxy Statement for its 2000 annual meeting of stockholders which will be filed on or before April 30, 2000 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is contained in the Company's Proxy Statement for its 2000 annual meeting of stockholders which will be filed on or before April 30, 2000 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is contained in the Company's Proxy Statement for its 2000 annual meeting of stockholders which will be filed on or before April 30, 2000 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) INDEX TO FINANCIAL STATEMENTS

    1.  FINANCIAL STATEMENTS:

        Independent Auditors' Report................................  F-2
        Balance Sheets as of December 31, 1999, and 1998............  F-3
        Statements of Operations for the years ended December 31,
          1999, 1998, 1997 and for the period from November 1, 1992
          (inception) to December 31, 1999..........................  F-4
        Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1999, 1998, 1997, 1996, 1995, 1994 and
          1993......................................................  F-5
        Statements of Cash Flows for the years ended December 31,
          1999, 1998, 1997 and the period from November 1, 1992
          (inception) to December 31, 1999..........................  F-6
        Notes to the Financial Statements...........................  F-8

    2.  FINANCIAL STATEMENT SCHEDULES:

       All schedules have been omitted because they are not required, not applicable, or the information required to be set forth therein is included in the Company's Financial Statements or the Notes therein.

(B) REPORTS ON FORM 8-K

    None.

(C) EXHIBITS

     3.1    Certificate of Incorporation of the Company.(1)

     3.2    Bylaws of EarthShell the Company Corporation.(1)

     3.3    Certificate of Designation, Preferences Relative,
            Participating, Optional and Other Special Rights of the
            Company's Series A Cumulative Senior Convertible Preferred
            Stock.(1)

     3.4    Amended and Restated Certificate of Incorporation of the
            Company.(1)

     3.5    Amended and Restated Bylaws of the Company.(1)

     4.1    Specimen certificate of Common Stock.(1)

    10.1    Amended and Restated License Agreement dated February 28,
            1995 by and between the Company and E. Khashoggi Industries
            ("EKI").(2)

    10.2    Registration Rights Agreement dated as of February 28, 1995 by and between the Company and EKI, as amended.(1)

    10.3 Employment Agreement dated October 19, 1993 by and between the Company and Scott Houston, as amended.(1)

    10.4 Stock Purchase Agreement dated as of September 16, 1993 by and between the Company and the persons named therein.(1)

    10.5 Registration Rights Agreement dated as of September 16, 1993 by and between the Company and the persons named therein, as amended.(1)

    10.6    Sublicense Agreement dated June 19, 1995 by and between the
            Company and Dopaco, Inc, as amended.(1)

    10.7 Sublicense Agreement dated November 9, 1994 by and between the Company and Genpak Corporation, as amended.(1)

    10.8    EarthShell Container Corporation 1994 Stock Option Plan.(1)

    10.9    EarthShell Container Corporation 1995 Stock Incentive
            Plan.(1)

    10.10   Form of Stock Option Agreement under the EarthShell
            Container Corporation 1994 Stock Option Plan.(1)

    10.11   Form of Stock Option Agreement under the EarthShell
            Container Corporation 1995 Stock Incentive Plan.(1)

    10.12 Warrant to Purchase Stock issued July 2, 1996 by the Company to Imperial Bank.(1)

    10.13 Warrant to Purchase Stock issued June 7, 1996 by the Company to Imperial Bank.(1)

    10.14 Employment Agreement dated October 1, 1997 by and between the Company and Simon K. Hodson.(1)

    10.15   Amended and Restated Technical Services and Sublease
            Agreement dated October 1, 1997 by and between the Company and EKI.(1)

    10.16   Amended and Restated Agreement for Allocation of Patent
            Costs dated October 1, 1997 by and between the Company and EKI.(1)

    10.17   Warrant to Purchase Stock issued November 15, 1996 by the
            Company to Imperial Bank.(1)

    10.18   Letters dated August 22, 1997 from Shelby Yastrow to Simon
            K. Hodson and Simon K. Hodson to Shelby Yastrow.(1)

    10.19   Warrant to Purchase Stock issued October 6, 1997 by the
            Company to Imperial Bank.(1)

    10.20 Sublicense Agreement dated October 16, 1997 by and between the Company and Sweetheart Cup Company Inc.(1)

    10.21   Operating Agreement for the Production of Hinged Sandwich
            Containers for McDonald's Corporation between Sweetheart Cup
            Company Inc. and the Company dated as of October 16, 1997.(1)

    10.22   Warrant to Purchase Stock dated December 31, 1997 by the
            Company to Imperial Bank.(1)

    10.23   Letter Agreement re Haas/BIOPAC Technology dated February
            17, 1998 by and between the Company and EKI.(1)

    10.24   Second Amendment to 1995 Stock Incentive Plan of the
            Company.(1)

    10.25   Amendment No. 2 to Registration Rights Agreement dated as of
            September 16, 1993.(1)

    10.26   Amendment No. 2 to Registration Rights Agreement dated
            February 28, 1995.(1)

    10.27   Employment Agreement dated March 23, 1998 by and between the
            Company and William F. Spengler.(3)

    10.28   Employment Agreement dated April 15, 1998 by and between the
            Company and Vincent J. Truant.(3)

    10.29   Employment Agreement dated July 22, 1998 by and between the
            Company and Michael M. Hagerty.(3)

    10.30   Lease Agreement dated June 4, 1998 by and between the
            Company and Baltimore Center Associates Limited
            Partnership.(3)

    10.31 Lease Agreement dated May 1, 1998 by and between the Company and ORIX SBAP Goleta Venture, a general partnership.(3)

    10.32   Design, Procurement and Construction Management Services
            Agreement dated May 13, 1998 by and among the Company, Sweetheart Cup Company Inc., CH2M Hill Industrial Design
            Corporation, and IDC Construction Management, Inc.(3)

    10.33   First Amendment dated June 2, 1998 to the Amended and
            Restated License Agreement by and between the Company and E.
            Khashoggi Industries ("EKI").(4)

    10.34   First Amendment to 1995 Stock Incentive Plan of the
            Company.(5)

    10.35   Third Amendment to 1995 Stock Incentive Plan of the
            Company.(6)

    10.36   Fourth Amendment to 1995 Stock Incentive Plan of the
            Company.(6)

    10.37   Lease Agreement dated July 2, 1999 by and between the
            Company and CHIPPEWA limited partnership.

    27      Financial Data Schedule.

------------------------

(1) Previously filed, as an exhibit to the Company's Registration Statement on Form S-1 and amendments thereto, File no. 333-13287, and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q, file no. 333-13287, for the quarter ended March 31, 1998, and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q, file no. 333-13287, for the quarter ended June 30, 1998, and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q, file no. 000-23567, for the quarter ended September 30, 1998, and incorporated herein by reference.

(5) Previously filed as an exhibit to the Company's annual report on Form 10-K, file no. 000-23567, for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(6) Previously filed as part of the Company's definitive proxy statement on
    Schedule 14A, file no. 000-23567, for its 1999 annual meeting of stockholders, and incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2000.

                                                       EARTHSHELL CORPORATION

                                                       By:             /s/ SIMON K. HODSON
                                                            -----------------------------------------
                                                                         Simon K. Hodson
                                                                  VICE CHAIRMAN OF THE BOARD AND
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                 /s/ ESSAM KHASHOGGI
     -------------------------------------------       Chairman of the Board           March 16, 2000
                   Essam Khashoggi

                                                       Vice Chairman of the Board and
                 /s/ SIMON K. HODSON                     Chief Executive Officer
     -------------------------------------------         (Principal Executive          March 16, 2000
                   Simon K. Hodson                       Officer)

                /s/ D. SCOTT HOUSTON                   Chief Financial Officer
     -------------------------------------------         (Principal Financial and      March 16, 2000
                  D. Scott Houston                       Accounting Officer)

                   /s/ JOHN DAOUD
     -------------------------------------------       Secretary and Director          March 16, 2000
                     John Daoud

                   /s/ ELLIS JONES
     -------------------------------------------       Director                        March 16, 2000
                     Ellis Jones

                 /s/ LAYLA KHASHOGGI
     -------------------------------------------       Director                        March 16, 2000
                   Layla Khashoggi

                  /s/ HOWARD MARSH
     -------------------------------------------       Director                        March 16, 2000
                    Howard Marsh

               /s/ WILLIAM A. MARQUARD
     -------------------------------------------       Director                        March 16, 2000
                 William A. Marquard

              /s/ JEROLD H. RUBINSTEIN
     -------------------------------------------       Director                        March 16, 2000
                Jerold H. Rubinstein

                  /s/ LYNN SCARLETT
     -------------------------------------------       Director                        March 16, 2000
                    Lynn Scarlett

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements:

Index to Financial Statements and Schedules.................  F-1

Independent Auditors' Report................................  F-2

Balance Sheets as of December 31, 1999 and 1998.............  F-3

Statements of Operations for the years ended December 31,
  1999, 1998 and 1997, and for the period from November 1,
  1992 (inception) through December 31, 1999................  F-4

Statements of Stockholders' Equity (Deficit) for the years
  ended December 31, 1999, 1998, 1997, 1996, 1995, 1994 and
  1993......................................................  F-5

Statements of Cash Flows for the years ended December 31,
  1999, 1998 and 1997, and for the period from November 1,
  1992 (inception) through December 31, 1999................  F-6

Notes to Financial Statements...............................  F-8

Financial Statement Schedules:

    None.

    All schedules have been omitted because they are not required, not applicable, or the information required to be set forth therein is included in the Company's Financial Statements or the Notes therein.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

EarthShell Corporation:

    We have audited the accompanying balance sheets of EarthShell Corporation (a development stage enterprise) (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999 and for the period from November 1, 1992 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 and for the period from November 1, 1992 (inception) through December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Baltimore, Maryland
March 15, 2000

                             EARTHSHELL CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1999            1998
                                                              -------------   -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  26,412,553   $  86,590,163
  Restricted cash...........................................      3,500,000       3,500,000
  Short-term investments....................................      8,970,638       6,530,928
  Other assets..............................................        514,662       1,196,373
                                                              -------------   -------------
    Total current assets....................................     39,397,853      97,817,464

PROPERTY AND EQUIPMENT, NET.................................     47,355,382      37,820,917

INVESTMENT IN JOINT VENTURE.................................        445,318              --
                                                              -------------   -------------
TOTAL.......................................................  $  87,198,553   $ 135,638,381
                                                              =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $   5,126,590   $   9,559,437
  Trade payable to majority stockholder.....................      1,385,737       1,181,300
  Notes payable to banks....................................             --          22,975
                                                              -------------   -------------
    Total current liabilities...............................      6,512,327      10,763,712
                                                              -------------   -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 10,000,000 shares
    authorized; 9,170,000 Series A shares designated; no
    shares issued and outstanding as of December 31, 1999
    and 1998, respectively..................................             --              --
  Additional paid-in preferred capital......................             --              --
  Common stock, $.01 par value, 200,000,000 shares
    authorized; 100,045,166 issued and outstanding as of
    December 31, 1999 and 1998..............................      1,000,451       1,000,451
  Additional paid-in common capital.........................    224,715,255     224,715,255
  Deficit accumulated during the development stage..........   (145,029,480)   (100,841,037)
                                                              -------------   -------------
    Total stockholders' equity..............................     80,686,226     124,874,669
                                                              -------------   -------------
TOTAL.......................................................  $  87,198,553   $ 135,638,381
                                                              =============   =============

                       See notes to financial statements.

                             EARTHSHELL CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                                                                      NOVEMBER 1,
                                                                                         1992
                                                                                      (INCEPTION)
                                                   YEAR ENDED DECEMBER 31,              THROUGH
                                           ---------------------------------------   DECEMBER 31,
                                              1999          1998          1997           1999
                                           -----------   -----------   -----------   -------------
Expenses:
  Related party research and
    development..........................  $11,663,499   $ 8,883,365   $ 7,413,736   $ 58,270,976
  Other research and development.........   18,807,098    11,098,769     1,487,304     34,581,863
  Related party general and
    administrative expenses..............      214,109        67,200        67,200      2,082,909
  Other general and administrative
    expenses.............................   11,657,896     9,229,267     5,618,055     36,464,756
  Depreciation and amortization..........    4,644,234       880,677       506,546      7,784,288
  Related party patent expenses..........      644,584       485,670       652,867      8,330,861
                                           -----------   -----------   -----------   ------------
    Total expenses.......................   47,631,420    30,644,948    15,745,708    147,515,653

Interest income..........................   (3,448,448)   (5,112,126)          (66)    (9,055,913)
Related party interest expense...........           --       651,586     2,185,177      4,770,731
Other interest expense...................           --       434,844     1,060,404      1,788,738
                                           -----------   -----------   -----------   ------------
Loss Before Income Taxes.................   44,182,972    26,619,252    18,991,223    145,019,209

Income Taxes.............................        5,471           800           800         10,271
                                           -----------   -----------   -----------   ------------
Net Loss.................................   44,188,443    26,620,052    18,992,023    145,029,480
Preferred Dividends......................           --       776,813     2,134,000      9,926,703
                                           -----------   -----------   -----------   ------------
Net Loss Available To Common
  Stockholders...........................  $44,188,443   $27,396,865   $21,126,023   $154,956,183
                                           -----------   -----------   -----------   ------------
Basic And Diluted Loss Per Common Share..  $      0.44   $      0.29   $      0.26   $       1.79

Weighted Average Number Of Common
  Shares.................................  100,045,166    95,706,942    82,530,000     86,377,296

                       See notes to financial statements.

                             EARTHSHELL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                       CUMULATIVE
                                      CONVERTIBLE
                                    PREFERRED STOCK                                                                    DEFICIT
                                 ----------------------    ADDITIONAL                                 ADDITIONAL     ACCUMULATED
                                        SERIES A            PAID-IN            COMMON STOCK            PAID-IN         DURING
                                 ----------------------    PREFERRED     -------------------------      COMMON       DEVELOPMENT
                                   SHARES       AMOUNT      CAPITAL         SHARES        AMOUNT       CAPITAL          STAGE
                                 -----------   --------   ------------   ------------   ----------   ------------   -------------
ISSUANCE OF COMMON STOCK AT
  INCEPTION....................           --   $     --   $         --     82,530,000   $    3,150   $      6,850   $          --
Sale of preferred stock, net...    6,988,850        267     24,472,734             --           --             --              --
Net loss.......................           --         --             --             --           --             --      (7,782,551)
                                 -----------   --------   ------------   ------------   ----------   ------------   -------------
BALANCE,
  DECEMBER 31, 1993............    6,988,850        267     24,472,734     82,530,000        3,150          6,850      (7,782,551)

Net loss.......................           --         --             --             --           --             --     (16,582,080)
                                 -----------   --------   ------------   ------------   ----------   ------------   -------------
BALANCE,
  DECEMBER 31, 1994............    6,988,850        267     24,472,734     82,530,000        3,150          6,850     (24,364,631)
Contribution to equity.........           --         --             --             --           --      1,117,723              --
Net loss.......................           --         --             --             --           --             --     (13,914,194)
                                 -----------   --------   ------------   ------------   ----------   ------------   -------------
BALANCE,
  DECEMBER 31, 1995............    6,988,850        267     24,472,734     82,530,000        3,150      1,124,573     (38,278,825)
Contribution to equity.........           --         --             --             --           --        650,000              --
Issuance of stock warrants.....           --         --             --             --           --        246,270              --
Net loss.......................           --         --             --             --           --             --     (16,950,137)
                                 -----------   --------   ------------   ------------   ----------   ------------   -------------
BALANCE,
  DECEMBER 31, 1996............    6,988,850        267     24,472,734     82,530,000        3,150      2,020,843     (55,228,962)
Compensation related to stock
  options and warrants.........           --         --             --             --           --      3,156,659              --
Net loss.......................           --         --             --             --           --             --     (18,992,023)
                                 -----------   --------   ------------   ------------   ----------   ------------   -------------
BALANCE,
  DECEMBER 31, 1997............    6,988,850        267     24,472,734     82,530,000        3,150      5,177,502     (74,220,985)
262 to 1 stock split...........           --     69,621        (69,621)            --      822,150       (822,150)             --
Conversion of preferred stock
  to common stock..............   (6,988,850)   (69,888)   (24,403,113)     6,988,850       69,888     24,403,113              --
Issuance of common stock.......           --         --             --     10,526,316      105,263    205,883,493              --
Preferred stock dividends......           --         --             --             --           --     (9,926,703)             --
Net loss.......................           --         --             --             --           --             --     (26,620,052)
                                 -----------   --------   ------------   ------------   ----------   ------------   -------------
BALANCE,
  DECEMBER 31, 1998............           --         --             --    100,045,166    1,000,451    224,715,255    (100,841,037)
Net loss.......................           --         --             --             --           --             --     (44,188,443)
                                 -----------   --------   ------------   ------------   ----------   ------------   -------------
BALANCE,
  DECEMBER 31, 1999............           --   $     --   $         --    100,045,166   $1,000,451   $224,715,255   $(145,029,480)
                                 ===========   ========   ============   ============   ==========   ============   =============


                                    TOTAL
                                 ------------
ISSUANCE OF COMMON STOCK AT
  INCEPTION....................  $     10,000
Sale of preferred stock, net...    24,473,001
Net loss.......................    (7,782,551)
                                 ------------
BALANCE,
  DECEMBER 31, 1993............    16,700,450
Net loss.......................   (16,582,080)
                                 ------------
BALANCE,
  DECEMBER 31, 1994............       118,370
Contribution to equity.........     1,117,723
Net loss.......................   (13,914,194)
                                 ------------
BALANCE,
  DECEMBER 31, 1995............   (12,678,101)
Contribution to equity.........       650,000
Issuance of stock warrants.....       246,270
Net loss.......................   (16,950,137)
                                 ------------
BALANCE,
  DECEMBER 31, 1996............   (28,731,968)
Compensation related to stock
  options and warrants.........     3,156,659
Net loss.......................   (18,992,023)
                                 ------------
BALANCE,
  DECEMBER 31, 1997............   (44,567,332)
262 to 1 stock split...........            --
Conversion of preferred stock
  to common stock..............            --
Issuance of common stock.......   205,988,756
Preferred stock dividends......    (9,926,703)
Net loss.......................   (26,620,052)
                                 ------------
BALANCE,
  DECEMBER 31, 1998............   124,874,669
Net loss.......................   (44,188,443)
                                 ------------
BALANCE,
  DECEMBER 31, 1999............  $ 80,686,226
                                 ============

                       See notes to financial statements.

                             EARTHSHELL CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                                                                          NOVEMBER 1,
                                                                                                             1992
                                                                                                          (INCEPTION)
                                                                     YEAR ENDED DECEMBER 31,                THROUGH
                                                           -------------------------------------------   DECEMBER 31,
                                                               1999           1998            1997           1999
                                                           ------------   -------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.................................................  $(44,188,443)  $ (26,620,052)  $(18,992,023)  $(145,029,480)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization..........................     4,644,234         880,677        506,546       7,784,288
  Issuance of stock options to director, consultant and
    officer..............................................            --         114,761      3,096,761       3,861,522
  Amortization of debt issue costs.......................            --              --        230,232         271,277
  Loss on sale or disposal of property and equipment.....     3,015,310       3,436,837             --       6,517,786
  Loss from investment in joint venture..................        70,120              --             --          70,120
  Net loss on sale of investments........................            --              --             --          32,496
  Accretion of discounts on investments..................            --              --             --        (410,084)
Changes in operating assets and liabilities:
  Other assets...........................................       681,711      (1,167,837)        10,784        (514,662)
  Accounts payable and accrued expenses..................    (4,432,847)      6,376,902      1,505,891       5,126,588
  Trade payable to majority stockholder..................       204,437       2,588,331      8,996,134      28,268,950
  Accrued interest on notes payable to majority
    stockholder..........................................            --        (636,068)       204,927              --
                                                           ------------   -------------   ------------   -------------
    Net cash used in operating activities................   (40,005,478)    (15,026,449)    (4,440,748)    (94,021,199)
                                                           ------------   -------------   ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments U.S. government securities.......    (8,970,638)     (6,530,928)            --     (52,419,820)
Purchase of restricted time deposit......................            --      (3,500,000)            --      (3,500,000)
Proceeds from sales and redemptions of investments.......     6,530,928              --             --      43,826,770
Proceeds from sale of property and equipment.............            --              --             --         297,670
Investment in joint venture..............................      (515,438)                                      (515,438)
Purchase of property and equipment.......................   (17,194,009)    (38,397,302)    (1,461,994)    (62,826,861)
                                                           ------------   -------------   ------------   -------------
    Net cash used in investing activities................   (20,149,157)    (48,428,230)    (1,461,994)    (75,137,679)
                                                           ------------   -------------   ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable to
  stockholders...........................................            --       1,450,000      2,275,000      14,270,000
Proceeds from drawings on line of credit with bank.......            --       2,150,000      4,740,000      14,000,000
Proceeds from issuance of common stock...................            --     221,052,636             --     221,062,636
Common stock issuance costs..............................            --     (15,178,641)            --     (15,178,641)
Preferred dividends paid.................................            --      (9,926,703)            --      (9,926,703)
Proceeds from issuance of preferred stock................            --              --             --      25,675,000
Preferred stock issuance costs...........................            --              --             --      (1,201,999)
Repayment of line of credit with bank....................            --     (14,000,000)            --     (14,000,000)
Repayment of notes payable...............................       (22,975)    (35,510,887)    (1,125,000)    (39,128,862)
                                                           ------------   -------------   ------------   -------------
    Net cash (used in) provided by financing
      activities.........................................       (22,975)    150,036,405      5,890,000     195,571,431
                                                           ------------   -------------   ------------   -------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.........   (60,177,610)     86,581,726        (12,742)     26,412,553
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........    86,590,163           8,437         21,179              --
                                                           ------------   -------------   ------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................  $ 26,412,553   $  86,590,163   $      8,437   $  26,412,553
                                                           ------------   -------------   ------------   -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
  Income taxes...........................................  $      5,471   $         800   $        800   $      10,271
  Interest...............................................            --   $   1,722,551   $    829,943   $   3,028,240
Warrants issued with debt................................            --              --   $     59,898   $     306,168
Transfer of property from EKI............................            --              --   $     28,745   $      28,745
Conversion of preferred stock to common stock............            --   $      69,888             --   $      69,888

                       See notes to financial statements.

                             EARTHSHELL CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    In 1998, all outstanding preferred stock was converted to common stock resulting in an increase of $69,888 in the par value of common stock.

    Non-cash compensation of $3,096,761 and $114,761 was recorded in 1997 and 1998, respectively, representing the difference between fair market value and exercise price of options on the date of grant.

    In consideration of the $14,000,000 line of credit established in 1997, the Company issued stock warrants to Imperial Bank which entitled the lender to purchase a total of $300,000 of common stock issuable upon the completion of the initial public offering at a price per share equal to 110% of the initial public offering price. These warrants were valued and recorded in 1997 at $59,898 based upon the Company's option pricing model.

                       See notes to financial statements.

                             EARTHSHELL CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

BASIS OF PRESENTATION AND NATURE OF OPERATIONS

    EarthShell Corporation (the "Company") was incorporated in Delaware on November 1, 1992 and is a majority-owned subsidiary of E. Khashoggi Industries, LLC (together with its predecessor entities, "EKI"). Both the Company and EKI are development stage enterprises. In connection with the formation of the Company, the Company entered into an Amended and Restated License Agreement (the "License Agreement") for certain technology developed by EKI, exclusively for use in connection with the manufacture and sale of selected disposable food and beverage containers for use in the foodservice industry. Investments in affiliated companies with a 20% to 50% ownership interest where control does not exist are accounted for on the equity method. The accompanying financial statements reflect only the costs and expenses related to the application of the technology under development since the Company's formation on November 1, 1992.

    Management has made estimates and assumptions in the preparation of these financial statements that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ.

OPERATIONS AND FINANCING

    Since its inception on November 1, 1992, the Company has been in the development stage and has experienced aggregate net losses through December 31, 1999 of approximately $145 million. To date, no revenues have been realized and development activities are still ongoing. The Company has recently implemented a number of procedures to reduce costs not necessary to complete the commercialization of the products using its initial manufacturing facility or next generation manufacturing development. The Company expects to continue to incur operating losses until its products are commercially produced and achieve broader market acceptance and market penetration. Successful future operations and recovery of the Company's investment in its property and equipment depends upon the Company commercializing its products using its initial manufacturing facility and ultimately, commercializing multiple products and achieving broader market acceptance and penetration.

    To ensure that the Company will have the capital in the second half of 2000 to continue funding the facility at Sweetheart, proceed with its next generation development and fund its share of design and development of its next commercial facility, the Company is in financing discussions with certain financial institutions. While the Company has no current commitments for additional financing, the Company believes that efforts to obtain additional financing will be successful. However, the Company can not assure it will be able to obtain such financing on favorable terms, if at all. If the required financing can not be obtained on a timely basis, the Company will scale back its development activities to conserve resources until financing becomes available.

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

                             EARTHSHELL CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

RESTRICTED CASH

    At March 30, 1998, a certificate of deposit for $3,500,000 was opened as collateral on the letter of credit related to the Company's obligation under a letter agreement between the Company's majority stockholder, EKI, and the Company relating to a patent purchase agreement between EKI and a third party as discussed in the COMMITMENTS note and is classified as restricted cash on the balance sheet at December 31, 1999 and December 31, 1998.

SHORT-TERM INVESTMENTS

    Investments are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 and are classified as available for sale. This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. At December 31, 1999 and December 31, 1998, the market value of short-term investments approximated cost.

LOSS PER COMMON SHARE

    Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding plus an assumed increase in common shares outstanding for dilutive securities. Net loss as reported is adjusted for preferred dividends. Dilutive securities consist entirely of stock options and warrants to acquire common stock for a specified price and their dilutive effect are measured using the treasury stock method. Basic and diluted loss per common share is the same because the impact of dilutive securities is anti-dilutive.

NEW ACCOUNTING STANDARD

    In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company is evaluating the effect that implementation of SFAS No. 133 will have on its financial statements.

EVALUATION OF LONG-LIVED ASSETS

    In accordance with Statement of Financial Accounting Standard No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company evaluates the potential impairment of long-lived assets based on projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be fully recoverable. Because of delays and cost overruns experienced in the installation and commercialization of the Company's initial manufacturing facility, an evaluation for potential impairment of property and equipment was performed as of December 31, 1999 using projected undiscounted cash flows expected from this facility during a 15 year operating cycle. Based on these projections, management believes no impairment of this facility exists at December 31, 1999.

                             EARTHSHELL CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost. Depreciation and amortization is provided by the straight-line method for financial reporting purposes based upon the estimated useful lives of the assets which range from three to twenty years. The cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income. Renewals and betterments are capitalized. Repairs and maintenance are charged to expense when incurred and were $167,919 in 1999, $24,146 in 1998 and $152,022 in 1997. During 1999, the Company abandoned
$2.3 million of equipment related to commercializing technology for its first manufacturing plant and $736,471 related primarily to leasehold improvements at its office space in Maryland. The Company is consolidating its space in Maryland at its research and development center at Annapolis Junction, Maryland.

    The cost and accumulated depreciation of property and equipment at December 31 were as follows:

                                                        1999          1998
                                                     -----------   -----------
Commercial Manufacturing Property: Construction in
  progress
  Sweetheart Cup Company...........................  $44,473,386   $32,896,842
Product Development Center
  Equipment........................................    4,541,344     3,432,686
  Construction in progress.........................    2,919,322       808,190
  Leasehold improvements...........................      559,787       521,253
                                                     -----------   -----------
                                                       8,020,453     4,762,129
Office leasehold improvements......................           --       803,908
Office equipment & furniture.......................      340,292       337,318
                                                     -----------   -----------
Total cost.........................................   52,834,131    38,800,197
Less: accumulated depreciation and amortization....   (5,478,749)     (979,280)
                                                     -----------   -----------
Property and equipment--net........................  $47,355,382   $37,820,917
                                                     ===========   ===========

INVESTMENT IN JOINT VENTURE

    On May 24, 1999, the Company entered into a joint venture agreement with Huhtamaki Van Leer Oyj to commercialize EARTHSHELL Products throughout Europe, Australia, New Zealand, and, on a country by country basis, Asia. Polarcup EarthShell ApS, a Danish holding company, was formed for the purpose of establishing operating companies to manufacture, market, sell and distribute EARTHSHELL Products.

    The Company contributed approximately 10,000 Euros as nominal share capital and 500,000 Euros for start-up capital. The Company is required to pay for the development of the initial prototypes of the next generation manufacturing systems. After both joint venture partners agree that acceptable next generation manufacturing economics can be achieved, the joint venture partners will share in the commercialization costs on an equal basis. During 1999, the Company recorded an equity loss of $70,120 on its investment in Polarcup EarthShell ApS.

    On November 15, 1999, the Company entered into a joint venture agreement with Prairie Packaging, Inc.("Prairie") to commercialize certain EARTHSHELL Products in the continental United States, Canada and Mexico. The Company will be required to contribute $5,000 as initial capital in the near

                             EARTHSHELL CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

future. The Company will be required to bear the cost of development for prototype lines. If the Company has not developed a prototype product line within twelve months from the joint venture commencement date, Prairie has the right to dissolve the joint venture. Once Prairie has approved the initial prototype lines, the joint venture partners will share in the commercialization costs on an equal basis.

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

    The Company's product and manufacturing process development offices and some administrative offices are located in shared facilities with EKI. In addition, the conduct of the Company's current operations requires sharing of technical support and management personnel of EKI, primarily to assist in furthering the Company's development of the licensed technology and product applications. To confirm these arrangements, the Company and EKI entered into a Technical Services and Sublease Agreement (the "Prior Technical Services Agreement"), effective July 1, 1994. Under the terms of the Prior Technical Services Agreement, the Company paid EKI for all direct project labor hours incurred at specified hourly billing rates and direct expenses incurred on approved projects. The specified hourly billing rates, which are subject to revision semiannually, are fully burdened to include all EKI facility, equipment and overhead costs and vary according to job classification. The intercompany rates were compared to a market rate study previously prepared by an independent third party provider of similar services and were within the range of average market rates for each job classification. The Company also subleased office space from EKI for $5,600 per month under this agreement. The Prior Technical Services Agreement terminated on September 30, 1997. Effective October 1, 1997, the Company entered into an Amended and Restated Technical Services and Sublease Agreement (the "Technical Services Agreement") that contains substantially the same terms as the Prior Technical Services Agreement and expires on December 31, 2002. For the years ended December 31, 1999, 1998 and 1997, the Company paid or accrued $11,663,499, $8,883,365, and $7,413,736, respectively, for services performed under these agreements and $67,200 in sublease payments for each of the respective periods.

    Pursuant to resolutions adopted by the Board of Directors during 1999, the Company reimbursed $146,909 to EKI for salaries and benefits paid by EKI for administrative support personnel during the twelve months ended December 31, 1999.

    The Company and EKI entered into the Amended and Restated Agreement for Allocation of Patent Costs (the "Patent Agreement"), effective October 1, 1997. Until September 30, 1999, the Company paid all costs associated with prosecuting, filing, maintaining or acquiring patents and patent applications in connection with patents and patent applications that are directly related to foodservice disposables. After September 30, 1999, the Company is obligated to pay all costs associated with prosecuting, filing, maintaining or acquiring patents and patent applications in connection with technology that primarily benefits the foodservice disposables applications licensed to the Company (as compared with applications of such patents and patent applications outside of the foodservice disposables field of use). EKI will pay for all other patent related costs. EKI and the Company will review, on a biennial basis, the comparative benefits of each existing patent and patent application to determine whether EARTHSHELL Products derive

                             EARTHSHELL CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the principal benefits from the patent or patent application in question and will allocate the associated patent costs for the ensuing two-year period accordingly. No party will have the right to be reimbursed for any costs following notification in writing by the other party that it does not desire to incur such costs.

    Any costs incurred by EKI or the Company in connection with filing, prosecuting, and maintaining patents or patent applications prior to December 31, 1997 were allocated in accordance with the terms and provisions of the prior patent agreement between the Company and EKI (the "Prior Patent Agreement") which expired September 30, 1997. Under the Prior Patent Agreement, the Company reimbursed EKI for all costs associated with prosecuting, filing and maintaining patents and patent applications in connection with technology that was directly related to food and beverage containers within, or which had significant teachings with respect to, the field of use licensed to the Company. EKI paid for all other patent related costs. Under the Prior Patent Agreement, the patents and patent applications were the property of EKI, and EKI could obtain a benefit therefrom other than under the License Agreement, including the utilization and/or licensing of the patents and related technology in a manner or for uses unrelated to the License Agreement. Under these agreements, legal fees of $644,584, $485,670, and $652,867 were paid to or on behalf of EKI during 1999, 1998 and 1997, respectively.

    The amount payable to the majority stockholder of $1,385,737 and $1,181,300 as of December 31, 1999 and 1998, respectively, includes amounts due to EKI under the Technical Services Agreement and the Prior Technical Services Agreement and the Patent Agreement and the Prior Patent Agreement.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consists of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Trade payables and accrued expenses..................  $4,086,452   $6,241,610
Salaries, wages and benefits.........................     920,524    1,483,122
Deferred payments on purchases.......................     119,614    1,834,705
                                                       ----------   ----------
                                                       $5,126,590   $9,559,437
                                                       ==========   ==========

NOTES PAYABLE

    In 1996, the Company established a $9,000,000 line of credit with a bank that originally expired on May 30, 1997 and was extended to April 15, 1998 and increased to $14,000,000. Interest was payable monthly at an annual rate of 1% in excess of the bank's announced prime lending rate. During 1998, the Company repaid the balance and accrued interest on the outstanding line of credit. The Company also repaid the notes payable due to EKI during 1998.

    At December 31, 1998, the Company was obligated to the bank for a property loan of $22,975, bearing interest at 8.00% and due April 2002. During 1999, the Company repaid the balance and accrued interest on this loan.

COMMITMENTS

    The Company has committed to capital equipment expenditures mostly for the Sweetheart installation of $2.0 million as of December 31, 1999.

                             EARTHSHELL CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

    Effective July 1, 1998 and August 1, 1998, the Company entered into non-cancelable operating leases for development facilities and headquarter office space in California and Maryland, respectively, which expire over the next eight years. On July 2, 1999, the Company entered into a lease, effective October 1, 1999, for 34,956 square feet of research and development space in Maryland that expires in five years. All leases provide the Company with options to renew the leases for five years subject to certain conditions. The Company has assigned its lease and all obligations under the lease for the office space in Maryland, effective April 1, 2000. This lease expires on July 31, 2006.

    Future minimum lease payments required under these leases as of December 31, 1999, exclusive of the office space in Maryland, were as follows:

2000........................................................  $  851,895
2001........................................................     750,544
2002........................................................     737,240
2003........................................................     447,401
2004........................................................     180,373
Thereafter..................................................          --
                                                              ----------
Total.......................................................  $2,967,453
                                                              ==========

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

CONTINGENCIES

    On August 2, 1999, Novamont S.p.A., an Italian company specializing in the manufacture of a biodegradable plastic resin and products, filed a complaint in the United States District Court for the Northern District of Illinois alleging infringement of three patents. The Company has analyzed all three patents and believes it has strong meritorious defenses and has been vigorously defending the lawsuit. The Company believes this legal proceeding will not have a material adverse effect on the Company's financial condition or results of operations. However, the ultimate resolution of this claim is subject to many uncertainties. It is reasonably possible that the Company could suffer an adverse determination in this proceeding which could have a material adverse effect on the Company's financial position, operating results or cash flows when resolved in a future reporting period.

                             EARTHSHELL CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

RETIREMENT BENEFITS

    The Company established a qualified 401(k) plan for all of its employees in 1998. The 401(k) plan allows employees to contribute, on a tax-deferred basis, up to fifteen percent of their annual base compensation subject to certain regulatory and plan limitations. The Company uses a discretionary matching formula that matches one half of the employee's 401(k) deferral up to a maximum of three percent of annual base compensation. The 401(k) employer match was $100,492 in 1999 and $9,929 in 1998.

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

STOCK OPTIONS

    The Company established the EarthShell Corporation 1994 Stock Option Plan in 1994 (the "1994 Plan"). The Company subsequently established the EarthShell Corporation 1995 Stock Incentive Plan in 1995 (the "1995 Plan") which effectively supersedes the 1994 Plan for options issued on or after the date of the 1995 Plan's adoption. The 1994 and 1995 Plans as amended (the "Plans"), provide that the Company

                             EARTHSHELL CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

may grant an aggregate number of options for up to 10,000,000 shares of common stock to employees, directors and other eligible persons as defined by the Plans. Options issued to date under the 1994 Plan and the 1995 Plan generally vest over varying periods from 0 to 5 years and generally expire 10 years from the date of grant.

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

    Stock option activity is as follows:

                                                                                        WEIGHTED
                                                                                        AVERAGE
                                                                         OPTION PRICE   EXERCISE
                                                              SHARES      PER SHARE      PRICE
                                                             ---------   ------------   --------
Outstanding at January 1, 1997.............................    990,360                   $ 5.06
Options granted............................................    455,880   $3.82-$16.80    $ 8.39
Options canceled or expired................................   (288,200)  $3.82-$7.63     $ 4.16
                                                             ---------
Outstanding at December 31, 1997...........................  1,158,040        --         $ 6.60
Options granted............................................    670,000      $21.00       $21.00
Options canceled or expired................................    (91,920)  $7.63-$21.00    $17.67
                                                             ---------
Outstanding at December 31, 1998...........................  1,736,120        --         $11.57
Options granted............................................  1,474,000   $5.00-$21.00    $ 6.21
Options canceled or expired................................   (925,870)  $3.82-$21.00    $11.64
                                                             ---------
Outstanding at December 31, 1999...........................  2,284,250        --         $ 8.08
                                                             =========

    The following table summarizes information about stock options outstanding at December 31, 1999:

                           OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
           ----------------------------------------------------   ---------------------------------
               NUMBER       WEIGHTED-AVERAGE                          NUMBER
EXERCISE   OUTSTANDING AT      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE AT   WEIGHTED-AVERAGE
 PRICES       12/31/99      CONTRACTUAL LIFE    EXERCISE PRICE       12/31/99       EXERCISE PRICE
--------   --------------   ----------------   ----------------   --------------   ----------------
 $ 3.82         402,170           4.24              $ 3.82            402,170           $ 3.82
 $ 5.00       1,105,000           9.75              $ 5.00                  0           $ 5.00
 $ 7.63         313,090           5.53              $ 7.63            282,174           $ 7.63
 $15.20          99,560           3.87              $15.20             99,560           $15.20
 $16.80          36,680           2.02              $16.80             36,680           $16.80
 $21.00         327,750           8.81              $21.00             85,000           $21.00
             ----------                                               -------
              2,284,250                                               905,584
             ==========                                               =======

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

                                                  YEAR ENDED,         YEAR ENDED,         YEAR ENDED,
                                               DECEMBER 31, 1999   DECEMBER 31, 1998   DECEMBER 31, 1997
                                               -----------------   -----------------   -----------------
Net loss available to common stockholders:
  As reported................................     $44,188,443         $27,396,865         $21,126,023
  Pro forma..................................     $44,709,965         $28,374,937         $22,676,181
Net loss per common share:
  As reported................................     $      0.44         $      0.29         $      0.26
  Pro forma..................................     $      0.45         $      0.30         $      0.27
Risk-free interest rate......................            5.89%                5.5%                6.0%
Expected life in years.......................             4.0                 4.0                 3.4
Volatility...................................              79%                 60%                 20%
Weighted average fair value of options
  granted during the year....................     $      2.43         $      3.81         $      8.48

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

    On December 31, 1997, the line of credit was increased to $14,000,000 and an additional warrant was issued which entitled the lender to purchase $50,000 in common stock at a price per share equal to 110% of the initial public offering price. This warrant expires on December 31, 2004. The warrants issued in 1997 were valued at $59,898 based upon the Company's option pricing model.

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

    Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial and tax reporting purposes. At
December 31, 1999 and 1998, deferred tax assets were comprised primarily of the following:

                                                                 1999          1998
                                                              -----------   -----------
Federal:
  Depreciation..............................................  $   164,859   $   (14,933)
  Capitalized operating expenses............................    9,819,959    11,543,264
  Capitalized research and development......................      322,555       344,700
  Deferred compensation.....................................    1,091,917     1,091,917
  Deferred contributions....................................      359,721       359,721
  Net operating loss carryforward...........................   36,897,671    21,790,822
                                                              -----------   -----------
                                                               48,656,682    35,115,491
                                                              ===========   ===========
State:
  Depreciation..............................................       45,094        (4,085)
  Capitalized operating expenses............................    2,686,047     3,157,423
  Capitalized research and development......................    5,382,581     5,470,053
  Deferred compensation.....................................      298,672       298,672
  Deferred contributions....................................       98,394        98,394
  Net operating loss carryforward...........................    3,278,952       137,968
                                                              -----------   -----------
                                                               11,789,740     9,158,425
                                                              -----------   -----------
Deferred tax asset..........................................   60,446,422    44,273,916
Valuation allowance.........................................  (60,446,422)  (44,273,916)
                                                              -----------   -----------
  Net deferred tax asset....................................  $        --   $        --
                                                              ===========   ===========

    The increase in the valuation allowance of $16,172,506 at December 31, 1999 as compared to December 31, 1998, and $12,438,940 at December 31, 1998 as compared to December 31, 1997, was the result of changes in the components of the deferred tax items.

    For federal income tax purposes, the Company has net operating loss carryforwards of $108,521,762 as of December 31, 1999 that expire through 2019. For state income tax purposes, the Company has California net operating loss carryforwards of $11,312,158 as of December 31, 1999 that expire through 2004. Maryland net operating loss carryforwards follow the federal treatment and expire in 2019.

    Income tax expense for 1999, 1998 and 1997 consists primarily of the minimum state franchise tax.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                                                 TOTAL
                                 FIRST              SECOND               THIRD              FOURTH               YEAR
                              -----------         -----------         -----------         -----------         -----------
1999:
Research and development
  expenses..................  $ 3,301,905         $ 4,026,548         $ 6,151,749         $ 5,326,896         $18,807,098
Related party research and
  development...............    2,400,310           2,957,725           2,683,296           3,622,168          11,663,499
Related party patent
  expense...................      301,747              26,273             167,486             149,078             644,584
General and
  administrative............    3,001,856           4,696,307           2,608,145           1,351,588          11,657,896
Net loss common
  shareholders..............    8,260,033          12,202,330          12,391,826          11,334,254          44,188,443
Basic and diluted loss per
  common share..............        $0.08               $0.12               $0.12               $0.11               $0.44
Weighted average common
  shares outstanding........  100,045,166         100,045,166         100,045,166         100,045,166         100,045,166
Market price per common
  share (1)
  High......................          $17 3/8             $10 11/16            $8                  $5 1/2             $17 3/8
  Low.......................          $ 8 35/64           $ 6                  $3 7/8              $1 13/32           $ 1 13/32
  Close.....................          $ 9 3/4             $ 7                  $3 7/8              $4 1/4             $ 4 1/4

1998:
Research and development
  expenses..................  $   650,415         $ 3,653,482         $ 2,164,243         $ 4,630,629         $11,098,769
Related party research and
  development...............    1,759,666           2,044,706           2,492,976           2,586,017           8,883,365
Related party patent
  expense...................       58,389              26,712              33,024             367,545             485,670
General and
  administrative............      420,227           1,646,351           4,201,497           3,028,392           9,296,467
Net loss common
  shareholders..............    4,701,982           5,915,746           7,413,275           9,365,862          27,396,865
Basic and diluted loss per
  common share..............        $0.06               $0.06               $0.07               $0.09               $0.29
Weighted average common
  shares outstanding........   83,820,642          98,831,320          99,883,320         100,045,166          95,706,942
Market price per common
  share (1):
  High......................          $23 7/8             $18                 $10 15/32           $16 31/32           $23 7/8
  Low.......................          $16 5/8             $ 9 3/4             $ 5 5/16            $ 5 1/2             $ 5 5/16
  Close.....................          $17 7/8             $ 9 3/4             $ 7 3/16            $11 15/16           $11 15/16

------------------------

(1) The Company's common stock commenced trading on The Nasdaq Stock Market on March 24, 1998.