Form 10-K/A
period 1999-12-31
EARTHSHELL CORP
filed 2000-03-28
CIK 911801

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

    This Form 10-K/A is being filed to correct inadvertent errors in the Financial Data Schedule, filed as Exhibit 27 to the Company's Form 10-K, including (i) Depreciation, which was listed as $5,428,749 and which is actually $5,478,749 and (ii) Income--Pretax, which was listed as $(44,182,872) and which is actually $(44,182,972).

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

    27      Amended Financial Data Schedule.

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