Form 10-K/A
period 1999-12-31
EARTHSHELL CORP
filed 2000-04-19
CIK 911801

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

    This Form 10-K/A is being filed to correct an inadvertent error by removing the name of Ellis Jones as a director signatory to the Company's Form 10-K.

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

    According to research on the performance of various formulations of the EarthShell sandwich container commissioned by the Company and performed by CalRecovery Inc., an international waste management consulting company, when crushed or broken, such EarthShell sandwich containers were shown to be biodegradable in a composting environment and to physically disintegrate in water over time. As a result, the Company believes that EARTHSHELL Products substantially reduce the risk to wildlife when compared to certain conventional foodservice disposables and may help mitigate potentially adverse environmental consequences created by their improper disposal. In addition, since EARTHSHELL Products are compostable, they can offer a disposal alternative not available with certain conventional foodservice packaging.

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

    The Company owns the trademark EARTHSHELL and certain other trademarks, and has been licensed by EKI to use the trademark ALI-ITE-Registered Trademark- for the new composite material.

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

[SIG]

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
                                 ============

                       See notes to financial statements.

                             EARTHSHELL CORPORATION

                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                                                                          NOVEMBER 1,
                                                                                                             1992
                                                                                                          (INCEPTION)
                                                                     YEAR ENDED DECEMBER 31,                THROUGH
                                                           -------------------------------------------   DECEMBER 31,
                                                               1999           1998            1997           1999
                                                           ------------   -------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.................................................  $(44,188,443)  $ (26,620,052)  $(18,992,023)  $(145,029,480)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization..........................     4,644,234         880,677        506,546       7,784,288
  Issuance of stock options to director, consultant and
    officer..............................................            --         114,761      3,096,761       3,861,522
  Amortization of debt issue costs.......................            --              --        230,232         271,277
  Loss on sale or disposal of property and equipment.....     3,015,310       3,436,837             --       6,517,786
  Loss from investment in joint venture..................        70,120              --             --          70,120
  Net loss on sale of investments........................            --              --             --          32,496
  Accretion of discounts on investments..................            --              --             --        (410,084)
Changes in operating assets and liabilities:
  Other assets...........................................       681,711      (1,167,837)        10,784        (514,662)
  Accounts payable and accrued expenses..................    (4,432,847)      6,376,902      1,505,891       5,126,588
  Trade payable to majority stockholder..................       204,437       2,588,331      8,996,134      28,268,950
  Accrued interest on notes payable to majority
    stockholder..........................................            --        (636,068)       204,927              --
                                                           ------------   -------------   ------------   -------------
    Net cash used in operating activities................   (40,005,478)    (15,026,449)    (4,440,748)    (94,021,199)
                                                           ------------   -------------   ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments U.S. government securities.......    (8,970,638)     (6,530,928)            --     (52,419,820)
Purchase of restricted time deposit......................            --      (3,500,000)            --      (3,500,000)
Proceeds from sales and redemptions of investments.......     6,530,928              --             --      43,826,770
Proceeds from sale of property and equipment.............            --              --             --         297,670
Investment in joint venture..............................      (515,438)             --             --        (515,438)
Purchase of property and equipment.......................   (17,194,009)    (38,397,302)    (1,461,994)    (62,826,861)
                                                           ------------   -------------   ------------   -------------
    Net cash used in investing activities................   (20,149,157)    (48,428,230)    (1,461,994)    (75,137,679)
                                                           ------------   -------------   ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable to
  stockholders...........................................            --       1,450,000      2,275,000      14,270,000
Proceeds from drawings on line of credit with bank.......            --       2,150,000      4,740,000      14,000,000
Proceeds from issuance of common stock...................            --     221,052,636             --     221,062,636
Common stock issuance costs..............................            --     (15,178,641)            --     (15,178,641)
Preferred dividends paid.................................            --      (9,926,703)            --      (9,926,703)
Proceeds from issuance of preferred stock................            --              --             --      25,675,000
Preferred stock issuance costs...........................            --              --             --      (1,201,999)
Repayment of line of credit with bank....................            --     (14,000,000)            --     (14,000,000)
Repayment of notes payable...............................       (22,975)    (35,510,887)    (1,125,000)    (39,128,862)
                                                           ------------   -------------   ------------   -------------
    Net cash (used in) provided by financing
      activities.........................................       (22,975)    150,036,405      5,890,000     195,571,431
                                                           ------------   -------------   ------------   -------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.........   (60,177,610)     86,581,726        (12,742)     26,412,553
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........    86,590,163           8,437         21,179              --
                                                           ------------   -------------   ------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................  $ 26,412,553   $  86,590,163   $      8,437   $  26,412,553
                                                           ------------   -------------   ------------   -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
  Income taxes...........................................  $      5,471   $         800   $        800   $      10,271
  Interest...............................................            --   $   1,722,551   $    829,943   $   3,028,240
Warrants issued with debt................................            --              --   $     59,898   $     306,168
Transfer of property from EKI............................            --              --   $     28,745   $      28,745
Conversion of preferred stock to common stock............            --   $      69,888             --   $      69,888

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