Form 10-Q
period 2000-03-31
EARTHSHELL CORP
filed 2000-05-15
CIK 911801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

|_| TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d)

OF SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______to_________

Commission File Number 333-13287

EARTHSHELL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware 77-0322379

(State or other jurisdiction of      (I.R.S. Employer

incorporation or organization)      Identification No.)

9020 Junction Drive Suite D, Annapolis Junction, Maryland 20701

(Address of principal executive office)       (Zip Code)

Registrant's telephone number, including area code: (301) 957-1300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

The number of shares outstanding of the registrant's common stock as of May 10, 2000 was 100,045,166.

________________________________________________________________________________________________
                               EARTHSHELL CORPORATION

                                      FORM 10-Q

                        For the Quarter Ended March 31, 2000

                                        INDEX

Part I. Financial Information

     Item 1.      Financial Statements                                            Page
                  a)   Balance Sheets
                       as of March 31, 2000 and December 31, 1999 (unaudited) ..   1

                  b)   Statements of Operations for the three months ended
                       March 31, 2000 and March 31, 1999 (unaudited) and
                       for the period from November 1, 1992 (inception)
                       through March 31, 2000 (unaudited) ......................   2

                  c)   Statements of Stockholders' Equity (Deficit)
                       for the period from November 1, 1992 (inception) to
                       March 31, 2000 (unaudited) ..............................   3

                  d)   Statements of Cash Flows for the three months ended
                       March 31, 2000 and March 31, 1999 (unaudited) and
                       for the period from November 1, 1992 (inception) through
                       March 31, 2000 (unaudited) ..............................   4

                  e)   Notes to Financial Statements (unaudited) ...............   5

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..........................   6

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk ...   10

Part II. Other Information

________________________________________________________________________________________________________
                                        EARTHSHELL CORPORATION
                                   (A Development Stage Enterprise)
                                            BALANCE SHEETS
                                              (Unaudited)

                                                                      March 31             December 31
                                                                        2000                  1999
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents ................................     $13,321,606           $26,412,553
      Restricted cash ..........................................       3,500,000             3,500,000
      Short-term investments ...................................      11,071,924             8,970,638
      Other assets .............................................         759,633               514,662
          Total current assets .................................      28,653,163            39,397,853
PROPERTY AND EQUIPMENT, NET ....................................      47,237,596            47,355,382
INVESTMENT IN JOINT VENTURE ....................................         395,452               445,318
TOTAL ..........................................................     $76,286,211           $87,198,553
                                                                     ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable and accrued expenses ...................      $4,288,335            $5,165,900
       Trade payable to majority stockholder ...................         534,796             1,385,737
          Total current liabilities ............................       4,823,131             6,551,637
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
       Common stock, $.01 par value, 200,000,000 shares
         authorized; 100,045,166 issued and
         outstanding as of March 31, 2000 and
       December 31,1999 ........................................       1,000,451             1,000,451
       Additional paid-in common capital .......................     224,715,255           224,715,255
       Deficit accumulated during the development stage ........    (154,195,048)         (145,029,480)
       Accumulated other comprehensive income (loss) ...........         (57,578)              (39,310)
          Total stockholders' equity ...........................      71,463,080            80,646,916
TOTAL ..........................................................     $76,286,211           $87,198,553
                                                                     ===========           ===========
___________________________________________________________________________________________________________________________________
                                            EARTHSHELL CORPORATION
                                       (A Development Stage Enterprise)
                                           STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                                                                              November 1, 1992
                                                                 For the Three Months            (inception)
                                                                    Ended March 31,           through March 31,
                                                                2000              1999              2000

Expenses:
   Related party research and development ...............    $1,984,423        $2,400,310        $60,255,399
   Other research and development .......................     4,069,721         3,301,905         38,651,584
   Related party general and administrative
      expenses ..........................................        44,301            16,800          2,127,210
   Other general and administrative expenses ............     1,987,910         3,001,856         38,452,666
   Depreciation and amortization ........................     1,422,254           263,658          9,206,542
   Related party patent expenses ........................       143,390           301,747          8,474,251
      Total expenses ....................................     9,651,999         9,286,276        157,167,652

Interest income .........................................      (486,431)       (1,027,043)        (9,542,344)
Related party interest expense ..........................             -                 -          4,770,731
Other interest expense ..................................             -                 -          1,788,738
Loss Before Income Taxes ................................     9,165,568         8,259,233        154,184,777

Income Taxes ............................................             -               800             10,271
Net Loss ................................................     9,165,568         8,260,033        154,195,048
Preferred Dividends .....................................             -                 -          9,926,703
Net Loss Available To Common Stockholders ...............    $9,165,568        $8,260,033       $164,121,751
                                                            ===========       ===========       ============
Basic And Diluted Loss Per Common Share .................         $0.09             $0.08              $1.90

Weighted Average Number Of Common Shares ................   100,045,166       100,045,166         86,421,042
_______________________________________________________________________________________________________________________________________________________________
                                                        EARTHSHELL CORPORATION
                                                   (A Development Stage Enterprise)
                                             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                              (Unaudited)

                                  Cumulative Convertible                                                                            Deficit
                                      Preferred Stock     Additional                                Additional    Accumulated     Accumulated
                                                            Paid-In            Common Stock           Paid-In        Other          during
                                         Series A          Preferred                                  Common     Comprehensive    Development
                                    Shares       Amount     Capital        Shares        Amount       Capital    Income (Loss)       Stage             Total
ISSUANCE OF COMMON STOCK AT
   INCEPTION ....................          -           -            -    82,530,000       $3,150        $6,850               -              -          $10,000
Sale of preferred stock, net ....  6,988,850        $267  $24,472,734             -            -             -               -              -       24,473,001
Net loss ........................          -           -            -             -            -             -               -    $(7,782,551)      (7,782,551)
BALANCE, DECEMBER 31, 1993 ......  6,988,850         267   24,472,734    82,530,000        3,150         6,850               -     (7,782,551)      16,700,450

Net loss ........................          -           -            -             -            -             -               -    (16,582,080)     (16,582,080)
BALANCE, DECEMBER 31, 1994 ......  6,988,850         267   24,472,734    82,530,000        3,150         6,850               -    (24,364,631)         118,370
Contribution to equity ..........          -           -            -             -            -     1,117,723               -              -        1,117,723
Net loss ........................          -           -            -             -            -             -               -    (13,914,194)     (13,914,194)
BALANCE, DECEMBER 31, 1995 ......  6,988,850         267   24,472,734    82,530,000        3,150     1,124,573               -    (38,278,825)     (12,678,101)
Contribution to equity ..........          -           -            -             -            -       650,000               -              -          650,000
Issuance of stock warrants ......          -           -            -             -            -       246,270               -              -          246,270
Net loss ........................          -           -            -             -            -             -               -    (16,950,137)     (16,950,137)
BALANCE, DECEMBER 31, 1996 ......  6,988,850         267   24,472,734    82,530,000        3,150     2,020,843               -    (55,228,962)     (28,731,968)
Compensation related to stock
   options and warrants .........          -           -            -             -            -     3,156,659               -              -        3,156,659
Net loss ........................          -           -            -             -            -             -               -    (18,992,023)     (18,992,023)
BALANCE, DECEMBER 31, 1997 ......  6,988,850         267   24,472,734    82,530,000        3,150     5,177,502               -    (74,220,985)     (44,567,332)
262 to 1 stock split ............          -      69,621      (69,621)            -      822,150      (822,150)              -              -                -
Conversion of preferred stock
   to common stock .............. (6,988,850)    (69,888) (24,403,113)    6,988,850       69,888    24,403,113               -              -                -
Issuance of common stock ........          -           -            -    10,526,316      105,263   205,883,493               -              -      205,988,756
Preferred stock dividends .......          -           -            -             -            -    (9,926,703)              -              -       (9,926,703)
Net loss ........................          -           -            -             -            -             -               -    (26,620,052)     (26,620,052)
BALANCE, DECEMBER 31, 1998 ......          -           -            -   100,045,166    1,000,451   224,715,255               -   (100,841,037)     124,874,669
Foreign currency
   translation loss .............          -           -            -             -            -             -        ($39,310)             -          (39,310)
Net loss ........................          -           -            -             -            -             -               -    (44,188,443)     (44,188,443)
BALANCE, DECEMBER 31, 1999 ......          -           -            -   100,045,166    1,000,451   224,715,255         (39,310)  (145,029,480)      80,646,916
Foreign currency
   translation loss .............          -           -            -             -            -             -         (18,268)             -          (18,268)
Net loss ........................          -           -            -             -            -             -               -     (9,165,568)      (9,165,568)

BALANCE, MARCH 31, 2000 .........          -   $       -  $         -   100,045,166   $1,000,451  $224,715,255        ($57,578) $(154,195,048)     $71,463,080
                                  ==========   =========  ===========  ============  ===========  ============    ============= ==============    =============
_______________________________________________________________________________________________________________________________________________________________
                                          EARTHSHELL CORPORATION
                                     (A Development Stage Enterprise)
                                         STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                                                                               November 1,
                                                                                                  1992
                                                                                               (inception)
                                                             For the Three Months Ended          through
                                                                      March 31,                  March 31,
                                                                2000             1999             2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .................................................. $(9,165,568)     $(8,260,033)    $(154,195,048)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization ..........................   1,422,254          263,658         9,206,542
   Issuance of stock options to director,
      consultant and officer ..............................           -                -         3,861,522
   Loss on sale or disposal of property and equipment .....     194,937          267,562         6,712,723
   Loss from investment in joint venture ..................      31,598                -           101,718
   Other ..................................................           -                -          (106,311)
Changes in operating assets and liabilities:
   Other assets ...........................................    (244,971)        (272,490)         (759,633)
   Accounts payable and accrued expenses ..................    (877,565)      (1,039,312)        4,249,023
   Trade payable to majority stockholder ..................    (850,941)        (300,094)       27,418,009
       Net cash used in operating activities ..............  (9,490,256)      (9,340,709)     (103,511,455)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments ........................  (2,101,286)               -       (54,521,106)
Purchase of  restricted time deposit ......................           -                -        (3,500,000)
Proceeds from sales and redemptions of investments ........           -                -        43,826,770
Proceeds from sale of property and equipment ..............           -                -           297,670
Investment in joint venture ...............................           -                -          (515,438)
Purchase of property and equipment ........................  (1,499,405)      (8,106,512)      (64,326,266)

       Net cash used in investing activities ..............  (3,600,691)      (8,106,512)      (78,738,370)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable to stockholders ...           -                -        14,270,000
Proceeds from drawings on line of credit with bank ........           -                -        14,000,000
Proceeds from issuance of common stock ....................           -                -       221,062,636
Common stock issuance costs ...............................           -                -       (15,178,641)
Preferred dividends paid ..................................           -                -        (9,926,703)
Proceeds from issuance of preferred stock .................           -                -        25,675,000
Preferred stock issuance costs ............................           -                -        (1,201,999)
Repayment of line of credit with bank .....................           -                -       (14,000,000)
Repayment of note payable .................................           -                -       (39,128,862)

       Net cash provided by financing activities ..........           -                -       195,571,431
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS ............................................... (13,090,947)     (17,447,221)       13,321,606
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD ....................................................  26,412,553       86,590,163                 -
CASH AND CASH EQUIVALENTS, END OF
PERIOD .................................................... $13,321,606      $69,142,942       $13,321,606
                                                            ============    =============     =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
     Income taxes .........................................           -             $800           $10,271
     Interest .............................................           -                -        $3,028,240
Warrants issued with debt .................................           -                -          $306,168
Transfer of property from EKI .............................           -                -           $28,745
Conversion of preferred stock to common stock .............           -                -           $69,888
___________________________________________________________________________________________________________

EARTHSHELL CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2000

-------------------------------------------------------------------------------------

Presentation of Financial Information

The foregoing interim financial information is unaudited and has been prepared from the books and records of EarthShell Corporation (the "Company"). In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Certain reclassifications have been made to prior year's financial statements to conform to the 2000 presentation.

The accompanying unaudited financial statements and these notes do not include certain information and footnote disclosures required by generally accepted accounting principles, which were included in the Company's financial statements for the year ended December 31, 1999. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K.

Basic and diluted loss per common share is calculated based on the weighted average shares outstanding of 100,045,166 and 100,045,166 for the three months ended March 31, 2000 and 1999, respectively. Basic and diluted are the same because common stock equivalents are considered anti-dilutive.

Related Party Transactions

For the three months ended March 31, 2000 and 1999, the Company paid or accrued $1,984,423 and $2,400,310, respectively, for services performed by EKI under the Amended and Restated Technical Services and Sublease Agreement effective October 1, 1997, between the Company and EKI and $16,800 in sublease payments to EKI for each of the respective periods.

Pursuant to resolutions adopted by the Board of Directors on February 4, 1999, the Company reimbursed $27,501 to EKI for salaries and benefits paid by EKI for administrative support personnel during the three months ended March 31, 2000.

Under the Amended and Restated Agreement for Allocation of Patent Costs effective October 1, 1997, legal fees related to patents of $143,390 and $301,747 were paid to or on behalf of EKI for the three months ended March 31, 2000 and 1999, respectively.

________________________________________________________________________________________________

EARTHSHELL CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

MARCH 31, 2000

-------------------------------------------------------------------------------------
Property and Equipment

At March 31, 2000, property and equipment consisted of the following:

Commercial Manufacturing Equipment:  Construction in progress .......     $45,283,642
Product Development Center:
     Equipment ......................................................       2,746,723
     Construction in progress .......................................       5,147,915
     Leasehold improvements .........................................         521,253
                                                                         ------------
                                                                            8,415,891

Office equipment and furniture ......................................         388,959
Office leasehold improvements .......................................          50,108

Less: accumulated depreciation ......................................      (6,901,004)
                                                                         ------------

Property and equipment - net ........................................     $47,237,596
                                                                         ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information contained in this Quarterly Report on Form 10-Q including "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial results to differ substantially from those anticipated by management that are described herein. Factors influencing the Company's operating performance and financial results include, but are not limited to, changes in the general economy, the availability of financing, governmental regulations concerning, but not limited to, environmental issues, and other risks and unforeseen circumstances affecting the Company's business and should be read in conjunction with other factors discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Results of Operations

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

The Company has experienced aggregate net losses of approximately $154 million from its inception on November 1, 1992 through March 31, 2000. The Company has been unprofitable to date and expects to continue to incur operating losses until its products are commercially introduced and achieve broader market acceptance and market penetration. Since its inception, the Company has not generated any revenues from operations. Successful future operations will depend upon the ability of the Company, its licensees and joint venture partners to commercialize multiple EarthShell Products. Since inception, the Company has relied on EKI to provide extensive management and technical support. The Company and EKI entered into an Amended and Restated Technical Services and Sublease Agreement (the "Technical Services Agreement") which continues through December 31, 2002. Under the terms of the Technical Services Agreement, the Company pays EKI for all direct project labor hours incurred by EKI technical personnel and direct expenses incurred on approved projects. In addition, under an Amended and Restated Agreement for the Allocation of Patent Costs (the "Patent Agreement"), the Company reimburses EKI for the costs and expenses of filing, prosecuting, acquiring and maintaining certain patents and patent applications relating to the technology licensed to the Company under an Amended and Restated License Agreement (the "License Agreement").

Key Customer

As the first step in its strategy, the Company worked closely with McDonald's Corporation ("McDonald's") in developing and testing prototype sandwich containers. As a result of this work, McDonald's primary packaging purchaser, Perseco, entered into a supply agreement with the Company's licensee, Sweetheart Cup Company Inc. ("Sweetheart"), pursuant to which Perseco committed to purchase not less than 1.8 billion EarthShell Big Mac(R)sandwich containers over a three-year period, subject to certain conditions. To support the supply agreement between Sweetheart and Perseco to supply McDonald's U.S. restaurants with EarthShell containers for the Big Mac(R) sandwich, the Company agreed to provide EarthShell-owned manufacturing equipment to be used by Sweetheart with adequate capacity to fulfill the Perseco/McDonald's supply contract. At the time the supply agreement was signed, there was no existing commercial capacity to manufacture EarthShell Products.

First Commercial Manufacturing Facility

In 1998 and 1999, the Company built its first commercial manufacturing plant at Sweetheart's facility in Owings Mills, Maryland to produce the EarthShell Big Mac(R)sandwich container for sale to Perseco. The debugging and startup of the first line has taken longer than originally anticipated. The Company's operating partner, Sweetheart, is now running the line and the Company believes the current production volumes are sufficient to support near term demand. The Company has begun the start-up and debugging of the second line. As these lines achieve their design capacity, the Company believes they will be sufficient to meet the Perseco supply agreement requirement.

Additionally, the Company and Sweetheart are progressing through a product validation process with Perseco with respect to the EarthShell Big Mac(R)sandwich container, which is typical for all new product introductions into the McDonald's system. The quantities of product used in the validation process are small relative to the intended capacity. Although the Company believes that the production from the first three lines will be profitable once they reach full capacity and have been optimized, due to the protracted time delays and additional costs to initially commercialize its first plant, the Company may not realize the full economic potential of the technology with this first facility.

Because the Owings Mills facility is the Company's first commercial implementation of the EarthShell technology, the Company believes that the cost incurred on the manufacturing lines in this facility will be significantly higher than the cost of manufacturing lines in subsequent facilities. The Company believes the estimated capitalized cost of the Sweetheart lines will be approximately $52.0 million upon completion. The Company expects to have expensed approximately $10.8 million of process development, design and engineering costs and approximately $14.9 million in start-up and debugging expense associated with preparing the Sweetheart facility for full-scale production. As of March 31, 2000, the total project cost for this facility upon completion is estimated to be approximately $77.7 million.

Second Generation Manufacturing Development

With the benefit of its experience at Sweetheart's Maryland facility and the broad manufacturing experience of its partners, the Company is developing a next generation manufacturing approach that utilizes, as much as possible, commercially available conventional processing equipment. This next generation commercial product set will include bowls, plates, cups and other hinged-lid containers in addition to the Big Mac(R)container.

The Company's manufacturing process is comprised of four core operations; mixing, forming, coating and printing. These operations must be integrated in a continuous process through the use of material handling and conveyance systems. The Company is utilizing conventional, commercially available process equipment for mixing, forming and printing that it believes can meet its next generation manufacturing goals. Additionally, the Company has contracted with conventional film thermoforming equipment suppliers to develop a process to apply biodegradable film as a coating for EarthShell Products. Pilot equipment has been built and used to manufacture and coat products such as plates, bowls and trays on a small scale. These products have been used in demonstration projects with the U.S. Department of the Interior and other users to evaluate the performance and customer acceptance of products. Initial trials with conventional commercial scale machinery have also been encouraging. The Company believes it is well positioned to source competitively priced biodegradable films for the middle and higher selling price markets for plates, bowls and cups.

Under the terms of existing and contemplated joint venture agreements, EarthShell and its partners will invest jointly in the commercial facilities based on projected economic returns. The Company and its partners do not intend to commit to the next series of commercial plant investments until they have demonstrated, using commercial scale equipment in integrated demonstration lines, that the next generation products can be manufactured at a cost that will produce returns acceptable to both EarthShell and its partners.

The Company is currently in the process of expanding its relationship with Sweetheart. The Company is adding new equipment at Sweetheart to produce bowls and may add additional equipment in the future to manufacture plates, cups and hinged-lid containers. These new manufacturing lines will utilize industry standard equipment and, based on the proposed relationship with Sweetheart, will help minimize the capital requirement.

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

Comparison of the Three Months Ended March 31, 2000, to the Three Months Ended March 31, 1999

Total Research and Development Expenses Total research and development expenditures for the development of EarthShell Products increased $0.4 million to $6.1 million from $5.7 million for the three months ended March 31, 2000 compared with the three months ended March 31, 1999. The Company was billed by EKI for research and development services totaling $2.0 million and $2.4 million for the three months ended March 31, 2000 and 1999, respectively.

Total General and Administrative Expenses Total general and administrative expenses decreased $1.0 million to $2.0 million from $3.0 million for the three months ended March 31, 2000 compared with the three months ended March 31, 1999. Approximately $0.6 million of the decrease was due to compensation and benefits related to fewer employees in the 2000 period, particularly at the senior management level, than in the 1999 period. The majority of the remaining decrease, when comparing the three months ended March 31, 2000 to the three months ended March 31, 1999, was due to lower expenses in connection with operating a publicly traded-company, such as those related to investor relations and the creation of an annual report.

Depreciation and Amortization Expense Depreciation and amortization expense increased $1.1 million to $1.4 million from $0.3 million for the three months ended March 31, 2000 compared with the three months ended March 31, 1999. The increase in depreciation expense was primarily the result of the Company's commercial manufacturing equipment at Sweetheart's Maryland facility being placed in service after the three months ended March 31, 1999.

Related Party Patent Expenses Legal fees reimbursed to EKI under the Amended and Restated Agreement for Allocation of Patent Costs with EKI decreased $0.2 million to $0.1 million from $0.3 million for the three months ended March 31, 2000 compared with the three months ended March 31, 1999. This cost varies with the number of patents filed, researched and/or abandoned during the period.

Interest Income Interest income decreased $0.5 million from $1.0 million for the three months ended March 31, 1999 to $0.5 million for the three months ended March 31, 2000. The decrease was a result of less cash invested during the period as cash was used for the Company's Sweetheart facility and to fund operations.

Liquidity and Capital Resources at March 31, 2000

Cash Flow. The Company's principal uses of cash for the three months ended March 31, 2000 were to fund operations and purchase equipment to facilitate the development of manufacturing capacity for EarthShell Products. Net cash used in operations was $9.5 million for the three months ended March 31, 2000 and $9.3 million for the three months ended March 31, 1999. Net cash used in investing activities was $3.6 million and $8.1 million for the three months ended March 31, 2000 and 1999, respectively. As of March 31, 2000 the Company had cash and short-term investments totaling $27.9 million.

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

Sources of Capital. As part of the Company's initial public offering on March 27, 1998, the Company issued 10,526,316 shares of its common stock, $.01 par value, for which the Company received net proceeds of $206 million. The Company has used $187.3 million of the net proceeds through March 31, 2000. A portion of the proceeds was used to repay indebtedness to the majority stockholder of $36.6 million, bank debt of $14.0 million and to pay accrued dividends on the Company's Series A preferred stock of $9.9 million.

The Company expects to use the remaining proceeds: (i) for general corporate purposes, including the continued design and development of EarthShell Products and anticipated operating losses; (ii) to complete the development of its first commercial manufacturing capacity at Sweetheart; (iii) to complete the development and construction of its next generation manufacturing lines for demonstration to its licensees or joint ventures; and (iv) to launch an initial public relations and advertising campaign.

The Company has reduced its spending and is focusing its resources on those activities that are critical to demonstrate the commercial viability of the EarthShell business model. These activities include completing the start-up of the Sweetheart lines, achieving customer acceptance of its products, and demonstrating the first of its next generation products and manufacturing lines. As part of its cost reduction efforts, the Company has consolidated its Maryland operations and is scaling down its Goleta, California development facility.

On March 31, 2000, the Company filed a Registration Statement on Form S-3 to register 5,000,000 shares of its common stock, which became effective April 19, 2000. On May 3, 2000, the Company signed an agreement with Acqua Wellington North American Equities Fund, LTD ("Acqua Wellington"), pursuant to which EarthShell may, from time to time and in its sole discretion during the 12 months following the date of the agreement, present Acqua Wellington with draw-down notices requiring Acqua Wellington to purchase up to $2,500,000 of EarthShell common stock in respect of each draw-down notice. EarthShell will issue and sell the shares to Acqua Wellington at a per share price equal to the average price of EarthShell common stock over a period of time after the draw-down notice less a discount of 5%. EarthShell may present Acqua Wellington with up to 12 draw-down notices during the term of the agreement. In addition, the agreement gives Acqua Wellington the option to purchase an additional $2.5 million of the Company's common stock per month for the same twelve months, subject to certain conditions.

The Company believes that its existing cash and the financing provided by Acqua Wellington will enable it to continue funding the facility at Sweetheart, proceed with its next generation development and fund its share of design and development of its next commercial facilities over the next twelve months.

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

Item 2. Use of Proceeds

In connection with the Company's initial public offering (the "IPO"), the Company issued 10,526,316 shares of its common stock, $.01 par value (the "IPO Shares"), on March 27, 1998. The IPO Shares were offered and sold by the underwriters at an initial public offering price of $21.00 per share, resulting in aggregate offering proceeds of $221,052,636. In addition, selling stockholders sold 2,673,684 shares of common stock. Net offering proceeds to the Company were $205,873,995.

As of March 31, 2000, the Company had applied $187.3 million of the $205.9 million in net offering proceeds from the IPO Shares. During the three months ended March 31, 2000, the Company applied $11.5 million of such net offering proceeds. Of this amount, $4.7 million was used for the purchase of manufacturing equipment, $0.8 million was used for the demonstration and prototype facility, and $6.0 million was used for other operating expenses.

The cost of the Company's first manufacturing lines at Sweetheart has exceeded the Company's initial estimates as discussed in "Management's Discussion and Analysis of Financial Conditions and Results of Operations." As a result, although the Company believes that the production from these first three lines will be profitable once they reach full capacity and have been optimized, due to the protracted time delays and additional costs to initially commercialize its first plant, the Company may not realize the full economic potential of the technology with this first facility. The Company intends to demonstrate the performance and manufacturing economies of its next generation manufacturing systems in advance of the next tier of commercial plant investment by building and demonstrating commercial scale pilot modules. The Company has refined its business strategy to utilize joint ventures in which the joint venture partner generally will share equally the cost and operating risks of turnkey equipment lines. The Company believes using joint ventures in which both venturers generally assume equal responsibility and risk, as well as share equally any upside opportunities, better aligns its interests with the interests of its partners while maintaining a favorable return on investment to the Company. As a result of those and other changed circumstances, the actual use of initial public offering proceeds will vary from the anticipated use of proceeds described in the prospectus dated March 23, 1998 in connection with the Company's IPO (the "Company's Prospectus"). For example, the Company plans now to use most of the $7.4 million initial public offering proceeds that were shown in the Company's Prospectus as anticipated to be used for patent enforcement and protection for the development of its next generation manufacturing systems and to fund operations.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits
         10.1     Employment Agreement dated April 15, 2000 by and between the Company and Richard M. DiPasquale.
         10.2     Common Stock Purchase Agreement dated, May 3, 2000 by and between the
                  Company and Acqua Wellington North American Equities Fund, LTD.
         27.1     Financial Data Schedule

(b)      Reports on Form 8-K

No reports on Form 8-K were filed by EarthShell during the quarter ended March 31, 2000.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  EarthShell Corporation

Date: May 10, 2000                          By:/s/ D. Scott Houston
                                                  D. Scott Houston
                                                  Chief Financial Officer

                                                 (Principal Financial and Accounting Officer
                                                  and Duly Authorized Officer)
_______________________________________________________________________________________________