Form 10-Q
period 2000-06-30
EARTHSHELL CORP
filed 2000-08-15
CIK 911801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

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

Yes |X| No |_|

The number of shares outstanding of the registrant's common stock as of August 15, 2000 was 101,342,827.

                                                      FORM 10-Q

                                         For the Quarter Ended June 30, 2000

                                                        INDEX

Part I. Financial Information
   Item 1.  Financial Statements                                                                    Page
            a)   Balance Sheets
                 as of June 30, 2000 and December 31, 1999 (unaudited).......................         1

            b)   Statements of Operations
                 for the three and six months ended June 30, 2000 and June 30, 1999 (unaudited)
                 and for the period from November 1, 1992 (inception) through June 30, 2000
                 (unaudited).................................................................         2

            c)   Statements of Stockholders' Equity (Deficit)
                 for the period from November 1, 1992 (inception) to June 30, 2000 (unaudited)        3

            d)   Statements of Cash Flows
                 for the six months ended June 30, 2000 and June 30, 1999 (unaudited) and for
                 the period from November 1, 1992 (inception) through June 30, 2000 (unaudited)       4

            e)   Notes to Financial Statements
                 (unaudited) ................................................................         5

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................................         6

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................        10

Part II. Other Information

                                                EARTHSHELL CORPORATION
                                           (A Development Stage Enterprise)
                                                    BALANCE SHEETS
                                                     (Unaudited)

                                                                          June 30,             December 31,
                                                                       -------------          -------------
                                                                            2000                   1999
                                                                       -------------          -------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents.................................           $16,332,920            $26,412,553
    Restricted cash...........................................             3,500,000              3,500,000
    Short-term investments....................................                     -              8,970,638
    Other assets..............................................               673,250                514,662
                                                                       -------------          -------------
       Total current assets...................................            20,506,170             39,397,853

PROPERTY AND EQUIPMENT, NET...................................            48,056,763             47,355,382

INVESTMENT IN JOINT VENTURE...................................               323,452                445,318

                                                                       -------------          -------------
TOTAL                                                                    $68,886,385            $87,198,553
                                                                       =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses.....................            $4,187,884             $5,165,900
    Trade payable to majority stockholder.....................               509,855              1,385,737
                                                                       -------------          -------------
       Total current liabilities..............................             4,697,739              6,551,637
                                                                       -------------          -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value, 200,000,000 shares
        authorized; 101,099,997 issued and outstanding
        as of June 30, 2000 and 100,045,166 as of
        December 31,1999......................................             1,011,000              1,000,451
    Additional paid-in common capital                                    228,320,635            224,715,255
    Deficit accumulated during the development stage..........         (165,085,411)          (145,029,480)
                                                                       -------------          -------------
    Accumulated other comprehensive income (loss).............              (57,578)               (39,310)
    Total stockholders' equity................................            64,188,646             80,646,916
                                                                       -------------          -------------
TOTAL                                                                    $68,886,385            $87,198,553
                                                                       =============          =============

                                          See notes to financial statements.

                                                EARTHSHELL CORPORATION
                                           (A Development Stage Enterprise)
                                               STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                                For the                           For the                 November 1,
                                                              Three Months                       Six Months                  1992
                                                             Ended June 30,                    Ended June 30,             (inception)
                                                      ---------------------------      ---------------------------      --------------                                                                through June 30,
                                                          2000            1999             2000            1999               2000
                                                      -----------     -----------      -----------     -----------        ------------
Expenses:
Related party research and development......           $2,486,429      $2,957,725       $4,470,852      $5,358,035         $62,741,828
Other research and development..............            4,908,675       4,026,548        8,978,396       7,328,453          43,560,259
Related party general and administrative ...
   expenses ................................               36,134          96,188           80,435         112,988           2,163,344
Other general and administrative expenses...            2,238,128       4,696,307        4,226,038       7,698,163          40,690,794
Depreciation and amortization...............            1,427,842       1,464,293        2,850,096       1,727,951          10,634,384
Related party patent expenses...............              126,383          26,273          269,773         328,021           8,600,634
                                                      -----------     -----------      -----------     -----------        ------------
Total expenses..............................           11,223,591      13,267,334       20,875,590      22,553,611         168,391,243

Interest income.............................            (333,228)     (1,065,004)        (819,659)     (2,092,047)         (9,875,572)
Related party interest expense..............                    -               -                -               -           4,770,731
Other interest expense......................                    -               -                -               -           1,788,738
                                                      -----------     -----------      -----------     -----------        ------------
Loss Before Income Taxes....................           10,890,363      12,202,330       20,055,931      20,461,564         165,075,140

Income Taxes................................                    -               -                -             800              10,271
                                                      -----------     -----------      -----------     -----------        ------------
Net Loss....................................           10,890,363      12,202,330       20,055,931      20,462,364         165,085,411
Preferred Dividends ........................                    -               -                -               -           9,926,703
                                                      -----------     -----------      -----------     -----------        ------------
Net Loss Available To Common
   Stockholders.............................          $10,890,363     $12,202,330      $20,055,931     $20,462,364        $175,012,114
                                                      ===========     ===========      ===========     ===========        ============
Basic And Diluted Loss Per Common
   Share....................................                $0.11           $0.12            $0.20           $0.20               $2.00
Weighted Average Number Of Common
    Shares..................................          100,381,321     100,045,166      100,213,243     100,045,166          87,681,887

                                          See notes to financial statements.

                                                EARTHSHELL CORPORATION
                                           (A Development Stage Enterprise)
                                     STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                     (Unaudited)

                                         Cumulative
                                   Convertible Preferred      Additional                                   Additional     Accumulated         Deficit
                                       Stock Series A           Paid-In             Common Stock            Paid-In          Other          Accumulated
                                   ----------------------      Preferred     -------------------------      Common      Com-prehensive    during Develop-
                                     Shares       Amount        Capital         Shares        Amount        Capital      Income (Loss)      ment Stage         Total
                                   ----------    --------    ------------    -----------    ----------   ------------    -------------    --------------   -----------

ISSUANCE OF COMMON STOCK AT
   INCEPTION.................               -           -               -     82,530,000        $3,150         $6,850               -                  -       $10,000
Sale of preferred stock, net.       6,988,850        $267     $24,472,734              -             -              -               -                  -    24,473,001
Net loss.....................               -           -               -              -             -              -               -       $(7,782,551)   (7,782,551)
                                   ----------    --------    ------------    -----------    ----------   ------------       ----------    --------------   -----------
BALANCE, DECEMBER 31, 1993          6,988,850         267      24,472,734     82,530,000         3,150          6,850               -        (7,782,551)    16,700,450
Net loss.....................               -           -               -              -             -              -               -       (16,582,080)   (16,582,080)
                                   ----------    --------    ------------    -----------    ----------   ------------       ----------    --------------   -----------
BALANCE, DECEMBER 31, 1994          6,988,850         267      24,472,734     82,530,000         3,150          6,850               -       (24,364,631)       118,370
Contribution to equity.......               -           -               -              -             -      1,117,723               -                  -     1,117,723
Net loss.....................               -           -               -              -             -              -               -       (13,914,194)   (13,914,194)
                                   ----------    --------    ------------    -----------    ----------   ------------       ----------    --------------   -----------
BALANCE, DECEMBER 31, 1995          6,988,850         267      24,472,734     82,530,000         3,150      1,124,573               -       (38,278,825)   (12,678,101)
Contribution to equity.......               -           -               -              -             -        650,000               -                  -       650,000
Issuance of stock warrants...               -           -               -              -             -        246,270               -                  -       246,270
Net loss.....................               -           -               -              -             -              -               -       (16,950,137)   (16,950,137)
                                   ----------    --------    ------------    -----------    ----------   ------------       ----------    --------------   -----------
BALANCE, DECEMBER 31, 1996          6,988,850         267      24,472,734     82,530,000         3,150      2,020,843               -       (55,228,962)   (28,731,968)
Compensation related to stock
   options and warrants......               -           -               -              -             -      3,156,659               -                  -     3,156,659
Net loss.....................               -           -               -              -             -              -               -       (18,992,023)   (18,992,023)
                                   ----------    --------    ------------    -----------    ----------   ------------       ----------    --------------   -----------
BALANCE, DECEMBER 31, 1997          6,988,850         267      24,472,734     82,530,000         3,150      5,177,502               -       (74,220,985)   (44,567,332)
262 to 1 stock split.........               -      69,621        (69,621)              -       822,150      (822,150)               -                  -             -
Conversion of preferred stock to
   common stock..............      (6,988,850)   (69,888)    (24,403,113)      6,988,850        69,888     24,403,113               -                  -             -
Issuance of common stock.....               -           -               -     10,526,316       105,263    205,883,493               -                  -   205,988,756
Preferred stock dividends....               -           -               -              -             -    (9,926,703)               -                  -   (9,926,703)
Net loss.....................               -           -               -              -             -              -               -       (26,620,052)   (26,620,052)
                                   ----------    --------    ------------    -----------    ----------   ------------       ----------    --------------   -----------
BALANCE, DECEMBER 31, 1998                  -           -               -    100,045,166     1,000,451    224,715,255               -      (100,841,037)   124,874,669
Net loss.....................               -           -               -              -             -              -               -       (44,188,443)   (44,188,443)
Foreign currency translation loss           -           -               -              -             -              -       ($39,310)                         (39,310)
                                                                                                                                                              --------
Total comprehensive income...               -           -               -              -             -              -               -                      (44,227,753)
                                   ----------    --------    ------------    -----------    ----------   ------------       ----------    --------------   -----------
BALANCE, DECEMBER 31, 1999                  -           -               -    100,045,166     1,000,451    224,715,255        (39,310)      (145,029,480)    80,646,916
Net Loss.....................               -           -               -              -             -              -               -       (20,055,931)   (20,055,931)
Foreign currency translation loss           -           -               -              -             -              -        (18,268)                         (18,268)
                                                                                                                                                              --------
Total comprehensive income...               -           -               -              -             -              -               -                      (20,074,199)
Issuance of common stock.....               -           -               -      1,054,831        10,549      3,605,380               -                        3,615,929
                                   ----------    --------    ------------    -----------    ----------   ------------       ----------    --------------   -----------
BALANCE, JUNE 30, 2000                      -           -               -    101,099,997    $1,011,000   $228,320,635         $57,578     $(165,085,411)   $64,188,646
                                   ==========    ========    ============    ===========    ==========   ============       ==========    ==============   ===========

                                          See notes to financial statements

                                                EARTHSHELL CORPORATION
                                           (A Development Stage Enterprise)
                                               STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                             For the                 November 1,
                                                                        Six Months Ended           1992(inception)
                                                                            June 30,               through June 30,
                                                                  ----------------------------     ---------------
                                                                      2000            1999              2000
                                                                  ------------    -------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................      (20,055,931)    $(20,462,364)    $(154,195,048)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization............................         2,850,096        1,727,951         9,206,542
   Issuance of stock options to director, consultant and officer             -          840,000         3,861,522
   Loss on sale or disposal of property and equipment.......           194,937          289,821         6,712,723
   Loss from investment in joint venture....................           103,598                -           101,718
   Other....................................................                 -                -         (106,311)
Changes in operating assets and liabilities:
   Other assets.............................................         (158,588)          798,188         (759,633)
   Accounts payable and accrued expenses....................         (978,015)      (2,329,270)         4,249,023
   Trade payable to majority stockholder....................         (875,882)        (191,800)        27,418,009
                                                                  ------------    -------------    --------------
    Net cash used in operating activities...................      (18,919,785)     (19,327,474)     (103,511,455)
                                                                  ------------    -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (purchase) from short-term investments.............         8,970,638                -      (54,521,106)
Purchase of restricted time deposit.........................                 -                -       (3,500,000)
Proceeds from sales and redemptions of investments..........                 -        6,530,928        43,826,770
Proceeds from sale of property and equipment................                 -                -           297,670
Investment in joint venture.................................                                  -         (515,438)
Purchase of property and equipment..........................       (3,746,414)     (12,265,164)      (64,326,266)
                                                                  ------------    -------------    --------------
    Net cash provided by (used in) investing activities.....         5,224,224      (5,734,236)      (78,738,370)
                                                                  ------------    -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable to stockholders.....                 -                -        14,270,000
Proceeds from drawings on line of credit with bank..........                 -                -        14,000,000
Proceeds from issuance of common stock......................         3,615,929                -       221,062,636
Common stock issuance costs.................................                 -                -      (15,178,641)
Preferred dividends paid....................................                 -                -       (9,926,703)
Proceeds from issuance of preferred stock...................                 -                -        25,675,000
Preferred stock issuance costs..............................                 -                -       (1,201,999)
Repayment of line of credit with bank.......................                 -                -      (14,000,000)
Repayment of note payable...................................                 -                -      (39,128,862)

                                                                  ------------    -------------    --------------
    Net cash provided by financing activities...............         3,615,929                -       195,571,431
                                                                  ------------    -------------    --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............      (10,079,633)     (25,061,710)        13,321,606

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............        26,412,553       86,590,163                 -
                                                                  ------------    -------------    --------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............       $16,332,920      $61,528,453       $13,321,606
                                                                  ============    =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
     Income taxes...........................................                 -             $800           $10,271
     Interest...............................................                 -                -        $3,028,240
Warrants issued with debt...................................                 -                -          $306,168
Transfer of property from EKI...............................                 -                -           $28,745
Conversion of preferred stock to common stock...............                 -                -           $69,888

                                          See notes to financial statements.

EARTHSHELL CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited)

JUNE 30,2000

_____________________________________________________________________________________

Presentation of Financial Information

The foregoing interim financial information is unaudited and has been prepared from the books and records of EarthShell Corporation (the “Company”). In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Certain reclassifications have been made to prior year’s financial statements to conform to the 2000 presentation.

The accompanying unaudited financial statements and these notes do not include certain information and footnote disclosures required by generally accepted accounting principles, which were included in the Company’s financial statements for the year ended December 31, 1999. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto for the year ended December 31, 1999 included in the Company’s Annual Report on Form 10-K.

Basic and diluted loss per common share is calculated based on the weighted average shares outstanding of 100,381,321 and 100,213,243 for the three and six months ended June 30, 2000 and 100,045,166 for the three and six months ended June 30, 1999, respectively. Basic and diluted are the same because common stock equivalents are considered anti-dilutive.

Related Party Transactions

For the three months ended June 30, 2000 and 1999, the Company paid or accrued $2,486,429 and $2,957,725 respectively, and for the six months ended June 30, 2000 and 1999, $4,470,852 and $5,358,035, respectively, for services performed by EKI under the Amended and Restated Technical Services and Sublease Agreement effective October 1, 1997, between the Company and EKI, and $16,800 and $33,600 in sublease payments during each of the respective three month and six month periods ended June 30, 2000 and 1999.

Pursuant to resolutions adopted by the Board of Directors on February 4, 1999, the Company reimbursed $55,757 to EKI for salaries and benefits paid by EKI for administrative support personnel dedicated to EarthShell activities during the six months ended June 30, 2000.

Under the Amended and Restated Agreement for Allocation of Patent Costs effective October 1, 1997, legal fees related to patents of $126,383 and $26,273 were paid to or on behalf of EKI for the three months ended June 30, 2000 and 1999, respectively, and $269,773 and $328,021 for the six months ended June 30, 2000 and 1999, respectively.

EARTHSHELL CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

JUNE 30,2000

_____________________________________________________________________________________

Property and Equipment

At June 30, 2000, property and equipment consisted of the following:

Commercial Manufacturing Equipment:  Construction in progress.....   $45,495,575

Product Development Center:
     Equipment....................................................     2,746,723
     Construction in progress.....................................     7,170,037
     Leasehold improvements.......................................       521,253
                                                                     -----------
                                                                      10,438,013

Office equipment and furniture....................................       401,913
Office leasehold improvements.....................................        50,108

Less: accumulated depreciation....................................   (8,328,846)
                                                                     -----------

Property and equipment - net......................................   $48,056,763
                                                                     ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information contained in this Quarterly Report on Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company’s actual operating performance or financial results to differ substantially from those anticipated by management that are described herein. Factors influencing the Company’s operating performance and financial results include, but are not limited to, changes in the general economy, the availability of financing, governmental regulations concerning, but not limited to, environmental issues, and other risks and unforeseen circumstances affecting the Company’s business and should be read in conjunction with other factors discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Results of Operations

The Company was organized in November 1992, as a Delaware corporation and remains a development stage enterprise. E. Khashoggi Industries LLC, the Company’s principal stockholder, or its predecessors (“EKI”), has been involved since July 1985, in the development of various new material technologies including the new composite material. The Company was formed to develop, license and commercialize foodservice disposables made of EarthShell composite material (“EARTHSHELL Products”). The Company has an exclusive, worldwide, royalty-free license from EKI to use certain technology for this purpose. The Company intends to continue to license or joint venture with existing manufacturers of foodservice disposables for the manufacture and distribution of EARTHSHELL Products. The Company expects to derive revenues primarily from license royalties and distributions from joint ventures that are licensed to manufacture EARTHSHELL Products.

The Company has experienced aggregate net losses of approximately $165 million from its inception on November 1, 1992 through June 30, 2000. The Company has been unprofitable to date and expects to continue to incur operating losses until its products have been used commercially more broadly and have achieved greater market acceptance and market penetration. Since its inception, the Company has not generated any revenues from operations. Successful future operations will depend upon the ability of the Company, its licensees and joint venture partners to commercialize multiple EARTHSHELL Products. Since inception, the Company has relied on EKI to provide extensive management and technical support. The relationship between the Company and EKI is governed by an Amended and Restated Technical Services and Sublease Agreement (the “Technical Services Agreement”) which continues through December 31, 2002. Under the terms of the Technical Services Agreement, the Company pays EKI for all direct project labor hours incurred by EKI technical personnel and direct expenses incurred on approved projects. In addition, under an Amended and Restated Agreement for the Allocation of Patent Costs (the “Patent Agreement”), the Company reimburses EKI for the costs and expenses of filing, prosecuting, acquiring and maintaining certain patents and patent applications relating to the technology licensed to the Company under an Amended and Restated License Agreement (the “License Agreement”).

Key Customer

As the first step in its strategy, the Company worked closely with McDonald’s Corporation (“McDonald’s”) in developing and testing prototype sandwich containers. As a result of this work, McDonald’s primary packaging purchaser, Perseco, entered into a supply agreement in 1997 with the Company’s licensee, Sweetheart Cup Company Inc. (“Sweetheart”), pursuant to which Perseco committed to purchase not less than 1.8 billion EarthShell Big Mac® sandwich containers over a three-year period, subject to certain conditions. At the time the supply agreement was signed, there was no existing commercial capacity to manufacture EARTHSHELL Products. To support the supply agreement between Sweetheart and Perseco to supply McDonald’s U.S. restaurants with EARTHSHELL containers for the Big Mac® sandwich, the Company agreed to build commercial manufacturing capacity that would be operated by Sweetheart.

First Commercial Manufacturing Facility

In 1998 and 1999, the Company built its first commercial manufacturing plant at Sweetheart’s facility in Owings Mills, Maryland to produce the EarthShell Big Mac® sandwich container for sale to Perseco/McDonald’s. During the second quarter 2000, the Company and its operating partner, Sweetheart, have been running two of three EarthShell Big Mac® sandwich container manufacturing lines. One of these lines is being operated in a production mode to meet the customer’s order requirements, and the second line is being used primarily to improve and optimize the effectiveness of the manufacturing process. Current production volumes are being shipped or inventoried to support Perseco’s immediate demand for product during their validation process.

The Company and Sweetheart are progressing through a product validation process with Perseco with respect to the EarthShell Big Mac® sandwich container. EarthShell containers have been in daily use in 128 McDonald’s stores since late April, and approximately one million containers have been used with no known reports of store operator complaints. The company continues to believe it will meet all of the validation criteria for approval for future expansion to supply Big Mac containers within the U.S. McDonald’s system. The quantities of product currently being used in the validation process are small relative to the intended capacity of the lines. Although additional improvements are needed to achieve the design capacity of the production manufacturing lines, the Company believes these three lines will be sufficient to meet the Perseco/McDonald’s system requirements. The third line will be enabled after the first two lines are running at near full capacity.

The Company is in discussions with McDonald’s/Perseco with respect to its commitment to supply product to the McDonald’s system. Upon successful completion of the validation process, McDonald’s intends to use the EarthShell Big Mac container in its US system, although there may not be specific annual volume commitments going forward. In addition, the Company is free to seek other customers for the sandwich container produced at the Sweetheart facility before McDonald’s full system demand is met.

Although the Company believes that the production from the first three lines will be profitable once these lines have been optimized and reach full design capacity, due to the protracted time delays and additional costs to initially commercialize its first plant, the Company may not realize the full economic potential of the technology with this first facility. Because the Owings Mills facility is the Company’s first commercial implementation of the EarthShell technology, the Company believes that the cost incurred to develop and build the manufacturing lines in this facility are significantly higher than the cost of manufacturing lines in subsequent facilities. The Company believes the estimated capitalized cost of the Sweetheart lines will be approximately $52.0 million upon completion. The Company expects to have expensed approximately $10.8 million of process development, design and engineering costs and approximately $14.9 million in start-up and debugging expense associated with preparing the Sweetheart facility for full-scale production. As of June 30, 2000, the total project cost for this facility upon completion is estimated to be approximately $77.7 million.

Next Generation Manufacturing Development

With the benefit of its experience at Sweetheart’s Maryland facility and the broad manufacturing experience of its partners, the Company is developing a next generation manufacturing approach that utilizes, as much as possible, commercially available conventional processing equipment. This next generation commercial product set will include bowls, plates, cups and other hinged-lid containers in addition to the Big Mac® container.

The Company’s manufacturing process is comprised of four core operations: mixing, forming, coating and printing. These operations must be integrated in a continuous process through the use of material handling and conveyance systems. The Company is utilizing conventional, commercially available process equipment for mixing, forming and printing that it believes can meet its next generation manufacturing goals. Additionally, the Company has contracted with conventional film thermoforming equipment suppliers to develop a process to apply biodegradable film as a coating for EARTHSHELL Products. Pilot equipment has been built and used to manufacture and coat products such as plates, bowls and trays on a small scale. These products have been used in demonstration projects with the U.S. Department of the Interior and other users to evaluate the performance and customer acceptance of products. Initial trials with conventional commercial scale machinery have also been encouraging. The Company believes it is well positioned to source competitively priced biodegradable films for the middle and higher selling price markets for plates, bowls and cups.

Under the terms of existing and contemplated joint venture agreements, EarthShell and its partners will invest jointly in commercial facilities based on projected economic returns.

The Company is currently in the process of expanding its relationship with Sweetheart. The Company began construction of a new prototype manufacturing line at Sweetheart to produce bowls. The forming section is complete and in startup phase. The coating and printing equipment for this line are being tested for acceptance at the factory prior to shipment. Sweetheart and EarthShell may add additional lines in the future to manufacture plates, cups and hinged-lid containers.

The Company and its other joint venture partners, Huhtamäki Van Leer and Prairie Packaging, do not intend to commit to the next series of commercial plant investments until they have demonstrated, using commercial scale equipment in integrated demonstration lines, that the next generation products can be manufactured at a cost that will produce returns acceptable to both EarthShell and its partners.

Based on its current product costing models, the Company believes its products will be able to compete in the middle and higher selling price market segments at higher profit margins when compared to competitive foodservice disposables. Additional value engineering and a lower total cost of coating will be required to be competitive in lower selling price markets.

Comparison of the Three Months and Six Months Ended June 30, 2000, to the Three Months and Six Months Ended June 30, 1999

Total Research and Development Expenses Total research and development expenditures for the development of EarthShell Products increased $0.8 million to $13.5 million from $12.7 million for the six months ended June 30, 2000 compared with the six months ended June 30, 1999, and increased $0.4 million to $7.4 million from $7.0 million for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The Company was billed by EKI for research and development services totaling $4.5 million and $5.4 million for the six months ended June 30, 2000 and 1999, respectively and $2.5 million and $2.9 million for the three months ended March 31, 2000 and 1999, respectively.

Total General and Administrative Expenses Total general and administrative expenses decreased $3.5 million to $4.3 million from $7.8 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999, and decreased $2.5 million to 2.2 million from 4.7 million for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Approximately $1.5 million and $0.6 million of the decrease, for the six month and three month comparison, respectively was due to compensation and benefits related to fewer employees in the 2000 period, particularly at the senior management level, than in the 1999 period. The majority of the remaining decrease, when comparing the six and three months ended June 30, 2000 to the six and three months ended June 30, 1999, was due to lower expenses in connection with operating a publicly traded-company, such as those related to investor relations and the creation of an annual report.

Depreciation and Amortization Expense Depreciation and amortization expense increased $1.1 million to $2.9 million from $1.7 million for the six months ended June 30, 2000 compared with the six months ended June 30, 1999. The increase in depreciation expense was primarily the result of the Company’s commercial manufacturing equipment at Sweetheart’s Maryland facility being placed in service after the three months ended March 31, 1999.

Related Party Patent ExpensesLegal fees reimbursed to EKI under the Amended and Restated Agreement for Allocation of Patent Costs with EKI decreased $0.06 million to $0.27 million from $0.33 million for the six months ended June 30, 2000 compared with the six months ended June 30, 1999. This cost varies with the number of patents filed, researched and/or abandoned during the period.

Interest Income Interest Income decreased $1.3 million to $0.8 million for the six months ended June 30, 2000 from $2.1 million for the six months ended June 30, 1999. The decrease was a result of less cash invested during the period as cash was used for the Company’s Sweetheart facility and to fund operations.

Liquidity and Capital Resources at June 30, 2000

Cash Flow. The Company’s principal uses of cash for the six months ended June 30, 2000 were to fund operations and purchase equipment to facilitate the development of manufacturing capacity for EARTHSHELL Products. Net cash used in operations was $18.9 million for the six months ended June 30, 2000 and $19.3 million for the six months ended June 30, 1999. Net cash provided by and used in investing activities was $5.2 million and $5.7 million for the six months ended June 30, 2000 and 1999, respectively. Net cash provided by financing activities was $3.6 million and $0- for the six months ended June 30, 2000 and 1999, respectively. As of June 30, 2000 the Company had cash and short-term investments totaling $16.3 million.

Capital Requirements. The Company has budgeted approximately $18 million in capital expenditures in the year 2000, approximately $8 million of which will be related to completing development of Sweetheart’s Maryland facility and approximately $10 million of which will be related to designing and developing the next generation manufacturing facilities and prototypes for an expanded line of products.

Sources of Capital. As part of the Company’s initial public offering on March 27, 1998, the Company issued 10,526,316 shares of its common stock, $.01 par value, for which the Company received net proceeds of $206 million. The Company has used $200.3 million of the net proceeds through June 30, 2000. A portion of the proceeds was used to repay indebtedness to the majority stockholder of $36.6 million, bank debt of $14.0 million and to pay accrued dividends on the Company’s Series A preferred stock of $9.9 million.

The Company expects to use the remaining proceeds: (i) for general corporate purposes, including the continued design and development of EARTHSHELL Products and anticipated operating losses; (ii) to complete the development of its first commercial manufacturing capacity at Sweetheart; (iii) to complete the development and construction of its next generation manufacturing lines for demonstration to its licensees or joint ventures; and (iv) to launch an initial public relations and advertising campaign at such time as McDonald’s begins to introduce the EarthShell clamshell on a national basis.

On March 31, 2000, the Company filed a Registration Statement on Form S-3 to register 5,000,000 shares of its common stock, which became effective April 19, 2000. On May 3, 2000, the Company signed an agreement with Acqua Wellington North American Equities Fund, LTD (“Acqua Wellington”), pursuant to which EarthShell may, from time to time and in its sole discretion during the 12 months following the date of the agreement, present Acqua Wellington with draw-down notices requiring Acqua Wellington to purchase up to $2,500,000 of EarthShell common stock in respect of each draw-down notice. EarthShell will issue and sell the shares to Acqua Wellington at a per share price equal to the average price of EarthShell common stock over a period of time after the draw-down notice less a discount of 5%. EarthShell may present Acqua Wellington with up to 12 drawdown notices during the term of the agreement. In addition, the agreement gives Acqua Wellington the option to purchase an additional $2.5 million of the Company’s common stock per month for the same twelve months, subject to certain conditions.

On June 2, 2000, the Company issued its first draw-down notice to Acqua Wellington for $2.5 million of common stock, and as of June 30, Acqua Wellington had exercised its call option to purchase an additional $1.8 million of common stock for a total of $4.3 million draw down and call option exercise during the first draw-down period. Of the $4.3 million exercised in the month of June 2000, $3.6 million was settled and recognized in the financial statements of June 30, 2000. The remaining $0.7 million was settled in early July, 2000.

The Company believes that its existing cash and the financing provided by Acqua Wellington will enable it to continue funding the facility at Sweetheart, proceed with its next generation development and fund its share of design and development of its next commercial facilities over the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Part II. Other Information

Item 1. Legal Proceedings

On August 2, 1999, Novamont S.p.A., an Italian company specializing in the manufacture of a biodegradable plastic resin and products, filed a complaint in the United States District Court for the Northern District of Illinois alleging four counts of infringement of three patents. The Company has analyzed all three patents and believes it has strong meritorious defenses and has been vigorously defending the lawsuit. The Company believes this legal proceeding will not have a material adverse effect on the Company’s financial condition or results of operations. However, the ultimate resolution of this claim is subject to many uncertainties. It is reasonably possible that the Company could suffer an adverse determination in this proceeding which could have a material adverse effect on the Company’s financial position, operating results or cash flows when resolved in a future reporting period.

Item 2. Use of Proceeds

In connection with the Company’s initial public offering (the “IPO”), the Company issued 10,526,316 shares of its common stock, $.01 par value (the “IPO Shares”), on March 27, 1998. The IPO Shares were offered and sold by the underwriters at an initial public offering price of $21.00 per share, resulting in aggregate offering proceeds of $221,052,636. In addition, selling stockholders sold 2,673,684 shares of common stock. Net offering proceeds to the Company were $205,873,995.

As of June 30, 2000, the Company had applied $200.3 million of the $205.9 million in net offering proceeds from the IPO Shares. During the three months ended June 30, 2000, the Company applied $13 million of such net offering proceeds. Of this amount, $3.9 million was used for the purchase of manufacturing equipment, $3.6 million was used for the demonstration and prototype facility, and $5.5 million was used for other operating expenses.

The cost of the Company’s first manufacturing lines at Sweetheart has exceeded the Company’s initial estimates as discussed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” As a result, although the Company believes that the production from these first three lines will be profitable once they reach full capacity and have been optimized, due to the protracted time delays and additional costs to initially commercialize its first plant, the Company may not realize the full economic potential of the technology with this first facility. The Company intends to demonstrate the performance and manufacturing economies of its next generation manufacturing systems in advance of the next tier of commercial plant investment by building and demonstrating commercial scale pilot modules. The Company has refined its business strategy to utilize joint ventures in which the joint venture partner generally will share equally the cost and operating risks of turnkey equipment lines. The Company believes using joint ventures in which both venturers generally assume equal responsibility and risk, as well as share equally any upside opportunities, better aligns its interests with the interests of its partners while maintaining a favorable return on investment to the Company. As a result of those and other changed circumstances, the actual use of initial public offering proceeds will vary from the anticipated use of proceeds described in the prospectus dated March 23, 1998 in connection with the Company’s IPO (the “Company’s Prospectus”). For example, the Company plans now to use most of the $7.4 million initial public offering proceeds that were shown in the Company’s Prospectus as anticipated to be used for patent enforcement and protection for the development of its next generation manufacturing systems and to fund operations.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)      27.1 Financial Data Schedule

(b)      Reports on Form 8-K

No reports on Form 8-K were filed by EarthShell during the quarter ended June 30, 2000.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EarthShell Corporation

Date: August 14, 2000              By:
                                      -------------------------
                                      D. Scott Houston
                                      Chief Financial Officer

                                     (Principal Financial and Accounting Officer
                                      and Duly Authorized Officer)