Form 10-Q
period 2000-09-30
EARTHSHELL CORP
filed 2000-11-15
CIK 911801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

Registrant's telephone number, including area code:(805) 897-2248

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

The number of shares outstanding of the registrant's common stock as of November 9, 2000 is 103,222,044.

EARTHSHELL CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2000

INDEX

Part I. Financial Information
     Item 1.    Financial Statements                                                   Page
                a)  Balance Sheets
                    as of September 30, 2000 and December 31, 1999 (unaudited).....      1

                b)  Statements of Operations
                    for the three and nine months ended September 30, 2000 and
                    September 30, 1999 (unaudited) and for the period from November
                    1, 1992 (inception) through September 30, 2000 (unaudited).....      2

                c)  Statements of Stockholders' Equity (Deficit)
                    for the period from November 1, 1992 (inception) to September
                    30, 2000 (unaudited)...........................................      3

                d)  Statements of Cash Flows
                    for the nine months ended September 30, 2000 and September 30,
                    1999 (unaudited) and for the period from November 1, 1992
                    (inception) through September 30, 2000 (unaudited).............      4

                e)  Notes to Financial Statements
                    (unaudited) ...................................................      5

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations................................      6

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........     10

Part II. Other Information

                                            EARTHSHELL CORPORATION
                                       (A Development Stage Enterprise)
                                                BALANCE SHEETS
                                                  (Unaudited)

                                                         September 30,      December 31,
                                                        ----------------   ----------------
                                                             2000               1999
                                                        ----------------   ----------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.......................          $8,841,500        $26,412,553
   Restricted cash.................................           3,500,000          3,500,000
   Short-term investments..........................                   -          8,970,638
   Other assets....................................             595,857            514,662
                                                        ----------------   ----------------
      Total current assets.........................          12,937,357         39,397,853

PROPERTY AND EQUIPMENT, NET........................          48,139,567         47,355,382

INVESTMENT IN JOINT VENTURE........................             233,452            445,318

                                                        ----------------   ----------------
TOTAL .............................................         $61,310,376        $87,198,553
                                                        ================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses...........          $6,137,886         $5,165,900
   Trade payable to majority stockholder...........             451,939          1,385,737
                                                        ----------------   ----------------
      Total current liabilities....................           6,589,825          6,551,637
                                                        ----------------   ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, 200,000,000 shares
      authorized; 101,373,459 issued and
      outstanding          as of September 30, 2000
      and 100,045,166 as of December 31,1999.......           1,013,735          1,000,451
   Additional paid-in common capital                        229,098,885        224,715,255
   Deficit accumulated during the development stage        (175,334,491)      (145,029,480)
                                                        ----------------   ----------------
   Accumulated other comprehensive loss............             (57,578)           (39,310)
   Total stockholders' equity......................          54,720,551         80,646,916
                                                        ----------------   ----------------
TOTAL .............................................         $61,310,376        $87,198,553
                                                        ================   ================

                                      See notes to financial statements.

                                            EARTHSHELL CORPORATION
                                       (A Development Stage Enterprise)
                                           STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                                                                                           November 1,
                                                           For the                     For the                1992
                                                         Three Months                Nine Months           (inception)
                                                     Ended September 30,         Ended September 30,         through
                                                                                                          September 30,
                                                   --------------------------  -------------------------  --------------
                                                      2000          1999          2000         1999           2000
                                                   ------------  ------------  -----------  ------------  --------------
         Expenses:

         Related party research and development     $2,053,602    $2,683,696   $6,524,454    $8,041,331     $64,795,430
         Other research and development......        4,888,075     6,151,749   13,866,470    13,480,202      48,448,334
         Related party general and
            administrative  expenses ........           37,147        56,029      117,582       169,017       2,200,491
         Other general and administrative
            expenses.........................        2,096,661     2,607,745    6,322,700    10,306,308      42,787,455
         Depreciation and amortization.......        1,428,242     1,452,276    4,278,338     3,180,227      12,062,626
         Related party patent expenses.......           51,124       167,486      320,897       495,506       8,651,758
                                                  -------------  ------------  -----------  ------------  --------------
         Total expenses......................       10,554,851    13,118,981   31,430,441    35,672,591     178,946,094

         Interest income.....................         (306,572)     (729,826)  (1,126,230)   (2,821,873)    (10,182,144)
         Related party interest expense......                -             -            -             -       4,770,731
         Other interest expense..............                -             -            -             -       1,788,738
                                                  -------------  ------------  -----------  ------------  --------------
         Loss Before Income Taxes............       10,248,279    12,389,155   30,304,211    32,850,718     175,323,419

         Income Taxes........................              800         2,671          800         3,471          11,071
                                                  -------------  ------------  -----------  ------------  --------------
         Net Loss............................       10,249,079    12,391,826   30,305,011    32,854,189     175,334,491
         Preferred Dividends ................                -             -            -             -       9,926,703
                                                  -------------  ------------  -----------  ------------  --------------
         Net Loss Available To Common
            Stockholders.....................      $10,249,079   $12,391,826  $30,305,011   $32,854,189    $185,261,193
                                                  =============  ============  ===========  ============  ==============
         Basic And Diluted Loss Per Common
            Share............................            $0.10         $0.12        $0.30         $0.33           $2.10
         Weighted Average Number Of Common
            Shares...........................      101,352,816   100,045,166  100,595,874   100,045,166      88,117,086

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
                                                  (Unaudited)

                                 Cumulative
                                Convertible                                                                        Deficit
                              Preferred Stock      Additional                         Additional   Accumulated   Accumulated
                                  Series A          Paid-In        Common Stock         Paid-In     Other Com-     during
                             -------------------   Preferred  -----------------------   Common      prehensive   Development
                              Shares    Amount      Capital      Shares      Amount     Capital        Loss         Stage          Total
                             ---------  --------  ----------- ---------- ------------ -----------  -----------  --------------   ---------

ISSUANCE OF COMMON STOCK AT
   INCEPTION............            -         -            -   82,530,000      $3,150      $6,850           -               -      $10,000
Sale of preferred stock, net 6,988,850      $267  $24,472,734          -           -           -            -               -   24,473,001
Net loss................            -         -            -           -           -           -            -     $(7,782,551)  (7,782,551)
                             ---------  --------  ----------- -----------  ---------- -----------  -----------  --------------   ---------
BALANCE, DECEMBER 31, 1993   6,988,850       267   24,472,734  82,530,000       3,150       6,850           -      (7,782,551)  16,700,450
Net loss................            -         -            -           -           -           -            -     (16,582,080) (16,582,080)
                             ---------  --------  ----------- -----------  ---------- -----------  -----------  --------------   ---------
BALANCE, DECEMBER 31, 1994   6,988,850       267   24,472,734  82,530,000       3,150       6,850           -     (24,364,631)     118,370
Contribution to equity..            -         -            -           -           -    1,117,723           -               -    1,117,723
Net loss................            -         -            -           -           -           -            -     (13,914,194) (13,914,194)
                             ---------  --------  ----------- -----------  ---------- -----------  -----------  --------------   ---------
BALANCE, DECEMBER 31, 1995   6,988,850       267   24,472,734  82,530,000       3,150   1,124,573           -     (38,278,825) (12,678,101)
Contribution to equity..            -         -            -           -           -      650,000           -               -      650,000
Issuance of stock warrants          -         -            -           -           -      246,270           -               -      246,270
Net loss................            -         -            -           -           -           -            -     (16,950,137) (16,950,137)
                             ---------  --------  ----------- -----------  ---------- -----------  -----------  --------------   ---------
BALANCE, DECEMBER 31, 1996   6,988,850       267   24,472,734  82,530,000       3,150   2,020,843           -     (55,228,962) (28,731,968)
Compensation related to
   stock options and
   warrants.............            -         -            -           -           -    3,156,659           -               -    3,156,659
Net loss................            -         -            -           -           -           -            -     (18,992,023) (18,992,023)
                             ---------  --------  ----------- -----------  ---------- -----------  -----------  --------------   ---------
BALANCE, DECEMBER 31, 1997   6,988,850       267   24,472,734  82,530,000       3,150   5,177,502           -     (74,220,985) (44,567,332)
262 to 1 stock split....            -     69,621      (69,621)         -      822,150   (822,150)           -               -           -
Conversion of preferred
   stock to common stock    (6,988,850)  (69,888) (24,403,113)  6,988,850      69,888  24,403,113           -               -           -
Issuance of common stock            -         -            -   10,526,316     105,263 205,883,493           -               -  205,988,756
Preferred stock dividends           -         -            -           -           -   (9,926,703)          -               -   (9,926,703)
Net loss................            -         -            -           -           -           -            -     (26,620,052) (26,620,052)
                             ---------  --------  ----------- -----------  ---------- -----------  -----------  --------------   ---------
BALANCE, DECEMBER 31, 1998          -         -            -  100,045,166   1,000,451 224,715,255           -    (100,841,037) 124,874,669
Net loss................            -         -            -           -           -           -            -     (44,188,443) (44,188,443)
                             ---------  --------  ----------- -----------  ---------- -----------  -----------  --------------
                                                                                                                                 ---------
Foreign currency                    -         -            -           -           -           -      ($39,310)                    (39,310)
   translation loss.....
                                                                                                                                 ---------
Total comprehensive income          -         -            -           -           -           -            -                  (44,227,753)
BALANCE, DECEMBER 31, 1999          -         -            -  100,045,166   1,000,451 224,715,255      (39,310)  (145,029,480)  80,646,916
Net Loss................            -         -            -           -           -           -            -     (30,305,011) (30,305,011)
                             ---------  --------  ----------- -----------  ---------- -----------  -----------  --------------
                                                                                                                                 ---------
Foreign currency                    -         -            -           -           -           -       (18,268)                    (18,268)
   translation loss.....
                                                                                                                                 ---------
Total comprehensive income          -         -            -           -           -           -            -                  (30,323,279)
Issuance of common stock            -         -            -    1,328,293      13,283   4,383,630           -                    4,396,913
                             ---------  --------  ----------- -----------  ---------- -----------  -----------  --------------   ---------
BALANCE, SEPTEMBER 30, 2000         -         -            -  101,373,459  $1,013,735 $229,098,885    $(57,578) $(175,334,491) $54,720,551
                             =========  ========  =========== ===========  ========== ===========  ===========  ==============   =========

                                       See notes to financial statements

                                            EARTHSHELL CORPORATION
                                       (A Development Stage Enterprise)
                                           STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                                               For the            November 1,
                                                          Nine Months Ended          1992
                                                            September 30,        (inception)
                                                                                   through
                                                                                 September 30,
                                                       ------------------------  -------------
                                                         2000         1999           2000
                                                       ----------  ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..........................................   (30,305,011) $(32,854,189) $(175,334,491)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization..................     4,278,376     3,180,227     12,062,664
   Issuance of stock options to director, consultant
      and officer.................................             -       840,000      3,861,522
   Loss on sale or disposal of property and equipment    194,937     1,835,519      6,712,723
   Loss from investment in joint venture..........       211,866        37,555        281,986
   Other..........................................             -             -       (106,311)
Changes in operating assets and liabilities:
   Other assets...................................       (81,195)      886,873       (595,857)
   Accounts payable and accrued expenses..........       971,986    (3,233,313)     6,098,574
   Trade payable to majority stockholder..........      (933,798)     (610,707)
                                                                                   27,335,152
                                                       ----------  ------------  -------------
   Net cash used in operating activities..........   (25,662,839)  (29,918,035)  (119,684,038)
                                                       ----------  ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (purchase) from short-term investments...     8,970,638             -    (43,449,182)
Purchase of restricted time deposit...............             -             -     (3,500,000)
Proceeds from sales and redemptions of investments             -     6,530,928     43,826,770
Proceeds from sale of property and equipment......             -             -        297,670
Investment in joint venture.......................                    (554,748)      (515,438)
Purchase of property and equipment................    (5,275,768)  (14,838,670)   (68,102,629)
                                                       ----------  ------------  -------------
   Net cash provided by (used in) investing activities 3,694,870    (8,862,490)   (71,442,809)
                                                       ----------  ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable to
stockholders......................................             -             -     14,270,000
Proceeds from drawings on line of credit with bank             -             -     14,000,000
Proceeds from issuance of common stock............     4,396,916             -    225,459,552
Common stock issuance costs.......................             -             -    (15,178,641)
Preferred dividends paid..........................             -             -     (9,926,703)
Proceeds from issuance of preferred stock.........             -             -     25,675,000
Preferred stock issuance costs....................             -             -     (1,201,999)
Repayment of line of credit with bank.............             -             -    (14,000,000)
Repayment of note payable.........................             -       (22,975)   (39,128,862)

   Net cash provided by and (used in) financing        ----------  ------------  -------------
      activities..................................     4,396,916       (22,975)   199,968,347
                                                       ----------  ------------  -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..   (17,571,053)  (38,803,500)     8,841,500

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....    26,412,553    86,590,163              -
                                                       ----------  ------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD..........    $8,841,500   $47,786,663     $8,841,500
                                                       ==========  ============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
     Income taxes.................................           800        $3,471        $11,071
     Interest.....................................             -             -     $3,028,240
Warrants issued with debt.........................             -             -       $306,168
Transfer of property from EKI.....................             -             -        $28,745
Conversion of preferred stock to common stock.....             -             -        $69,888

                                      See notes to financial statements.

EARTHSHELL CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30,2000

_______________________________________________________________________________

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

Basic and diluted loss per common share is calculated based on the weighted average shares outstanding of 101,352,816 and 100,595,874 for the three and nine months ended September 30, 2000, respectively and 100,045,166 for the three and nine months ended September 30, 1999. Basic and diluted are the same because common stock equivalents are considered anti-dilutive.

Related Party Transactions

For the three months ended September 30, 2000 and 1999, the Company paid or accrued $2,053,602 and $2,683,696 respectively, and for the nine months ended September 30, 2000 and 1999, $6,524,454 and $8,049,405, respectively, for services performed by EKI under the Amended and Restated Technical Services and Sublease Agreement effective October 1, 1997, between the Company and EKI, and $16,800 and $50,400 in sublease payments during each of the respective three month and nine month periods ended September 30, 2000 and 1999.

Pursuant to resolutions adopted by the Board of Directors on February 4, 1999, the Company reimbursed $88,458 to EKI for salaries and benefits paid by EKI for administrative support personnel during the nine months ended September 30, 2000.

Under the Amended and Restated Agreement for Allocation of Patent Costs effective October 1, 1997, legal fees related to patents of $51,124 and $167,486 were paid to or on behalf of EKI for the three months ended September 30, 2000 and 1999, respectively, and $320,897 and $495,506 for the nine months ended September 30, 2000 and 1999, respectively.

EARTHSHELL CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

SEPTEMBER 30,2000

_______________________________________________________________________________

Property and Equipment

At September 30, 2000, property and equipment consisted of the following:

Commercial Manufacturing Equipment:  Construction in progress...... $46,303,110

Product Development Center:
     Equipment.....................................................   3,241,991
     Construction in progress......................................   7,354,298
     Leasehold improvements........................................     521,253
                                                                   -------------
                                                                     11,117,542

Office equipment and furniture.....................................     425,893
Office leasehold improvements......................................      50,108

Less: accumulated depreciation.....................................  (9,757,086)
                                                                   -------------

Property and equipment - net....................................... $48,139,567
                                                                   =============

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

The Company has experienced aggregate net losses of approximately $175 million from its inception on November 1, 1992 through September 30, 2000. The Company has been unprofitable to date and expects to continue to incur operating losses until its products have been used commercially more broadly and have achieved greater market acceptance and market penetration. Since its inception, the Company has not generated any revenues from operations. Successful future operations will depend upon the ability of the Company, its licensees and joint venture partners to commercialize multiple EARTHSHELL Products. Since inception, the Company has relied on EKI to provide extensive management and technical support. The Company and EKI entered into an Amended and Restated Technical Services and Sublease Agreement (the “Technical Services Agreement”) which continues through December 31, 2002. Under the terms of the Technical Services Agreement, the Company pays EKI for all direct project labor hours incurred by EKI technical personnel and direct expenses incurred on approved projects. In addition, under an Amended and Restated Agreement for the Allocation of Patent Costs (the “Patent Agreement”), the Company reimburses EKI for the costs and expenses of filing, prosecuting, acquiring and maintaining certain patents and patent applications relating to the technology licensed to the Company under an Amended and Restated License Agreement (the “License Agreement”).

Key Customer

As the first step in its strategy, the Company worked closely with McDonald’s Corporation (“McDonald’s”) in developing and testing prototype sandwich containers. As a result of this work, McDonald’s primary packaging purchaser, Perseco, entered into a supply agreement in 1997 with the Company’s licensee, Sweetheart Cup Company Inc. (“Sweetheart”), pursuant to which Perseco committed to purchase not less than 1.8 billion EarthShell Big Mac® sandwich containers over a three-year period, subject to certain conditions. At the time the supply agreement was signed, there was no existing commercial capacity to manufacture EARTHSHELL Products. To support the supply agreement between Sweetheart and Perseco to supply McDonald’s U.S. restaurants with EARTHSHELL containers for the Big Mac® sandwich, the Company agreed to build commercial manufacturing equipment that would be operated by Sweetheart. Sweetheart and Perseco, with input from EarthShell and McDonald’s are currently in the process of moving toward a structure that is consistent with Perseco’s normal supplier relationships.

First Commercial Manufacturing Facility

In 1998 and 1999, the Company built its first commercial manufacturing plant at Sweetheart’s facility in Owings Mills, Maryland to produce the EarthShell Big Mac® sandwich container for sale to Perseco/McDonald’s. During the third quarter, the Company and its operating partner, Sweetheart, have been running two of the three installed EarthShell Big Mac® sandwich container manufacturing lines. One of these lines is being operated in a production mode to meet the customer’s order requirements, and the second line is being used primarily to improve and optimize the effectiveness of the manufacturing process. Current production volumes are manufactured only to support Perseco’s immediate demand for product.

The Company and Sweetheart are progressing through a product validation process with Perseco with respect to the EarthShell Big Mac® sandwich container. The original relationship was for a term of three years. EarthShell containers have been in daily use in 128 McDonald’s stores since late April 2000, and over 3.0 million containers have been used to date. The Company continues to believe it will meet all of the validation criteria for approval for future expansion to supply Big Mac® containers within the U.S. McDonald’s system. The quantities of product currently being used in the validation process are small relative to the intended capacity of the lines. Although additional improvements are needed to achieve the design capacity of the production manufacturing lines, the Company believes these three lines will be sufficient to meet the Perseco/McDonald’s system requirements. The third line will be enabled only after the first two lines are running at near full capacity.

The Company is in discussions with McDonald’s/Perseco with respect to its commitment to supply product to the McDonald’s system. Upon successful completion of the validation process, McDonald’s intends to use the EarthShell Big Mac® container in its US restaurants, although there can be no assurance of minimum purchase commitments going forward. In addition, the Company is free to seek other customers for the sandwich container produced at the Sweetheart facility before McDonald’s full system demand is met.

Although the Company believes that the production from the first three lines will be profitable once they have been optimized and reach full design capacity, due to the protracted time delays and additional costs to initially commercialize its first plant, the Company may not realize the full economic potential of the technology with this first facility. Because the Owings Mills facility is the Company’s first commercial implementation of the EarthShell technology, the Company believes that the cost incurred on the manufacturing lines in this facility will be significantly higher than the cost of manufacturing lines in subsequent facilities. The Company believes the estimated capitalized cost of the Sweetheart lines will be approximately $52.0 million upon completion. The Company expects to have expensed approximately $10.8 million of process development, design and engineering costs and approximately $14.9 million in start-up and debugging expense associated with preparing the Sweetheart facility for full-scale production. As of September 30, 2000, the total project cost for this facility upon completion is estimated to be approximately $80 million.

Next Generation Manufacturing Development

With the benefit of its experience at Sweetheart’s Owings Mills facility and the broad manufacturing experience of its partners, the Company is developing a next generation manufacturing approach that utilizes, as much as possible, commercially available conventional processing equipment. This next generation commercial product set will include bowls, plates, cups and other hinged-lid containers in addition to the Big Mac® container.

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

The Company is currently in the process of expanding its relationship with Sweetheart. The Company began construction of a new prototype manufacturing line at Sweetheart to produce bowls. The forming section is complete and in final factory performance testing. The trimming, coating, and printing equipment for this line is being tested for acceptance at the original suppliers prior to shipment to the Owings Mills facility. Sweetheart and EarthShell may add additional lines in the future to manufacture plates, cups and hinged-lid containers.

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

Comparison of the Three Months and Nine Months Ended September 30, 2000, to the Three Months and Nine Months Ended September 30, 1999

Total Research and Development Expenses Total research and development expenditures for the development of EarthShell Products decreased $1.2 million to $20.3 million from $21.5 million for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999, and decreased $1.9 million to $6.9 million from $8.8 million for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The Company was billed by EKI for research and development services totaling $6.5 million and $8.0 million for the nine months ended September 30, 2000 and 1999, respectively and $2.0 million and $2.7 million for the three months ended September 30, 2000 and 1999, respectively.

Total General and Administrative Expenses Total general and administrative expenses decreased $4.0 million to $6.4 million from $10.4 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, and decreased $.5 million to $2.1 million from $2.6 million for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. For the three and nine months ended comparison, there has been a reduction in compensation and benefits related to fewer employees in the 2000 period, particularly at the senior management level, than in the 1999 period. The remaining decrease, when comparing the nine and three months ended September 30, 2000 to the nine and three months ended September 30, 1999, was due to controlling costs in connection with operating a publicly traded-company, such as those related to investor relations and the creation of an annual report.

Depreciation and Amortization Expense Depreciation and amortization expense increased $1.1 million to $4.3 million from $3.2 million for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999. The increase in depreciation expense was primarily the result of the Company’s commercial manufacturing equipment at Sweetheart’s Owings Mills facility being placed in service after the three months ended March 31, 1999.

Related Party Patent ExpensesLegal fees reimbursed to EKI under the Amended and Restated Agreement for Allocation of Patent Costs with EKI decreased $0.18 million to $0.32 million from $0.50 million for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999. This cost varies with the number of patents filed, researched and/or abandoned during the period.

Interest Income Interest Income decreased $1.7 million to $1.1 million from $ 2.8 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The decrease was a result of less cash invested during the period as cash was used for the Company’s Owings Mills facility and to fund operations.

Liquidity and Capital Resources at September 30, 2000

Cash Flow. The Company’s principal uses of cash for the nine months ended September 30, 2000 was to fund operations and purchase equipment to facilitate the development of manufacturing capacity for EARTHSHELL Products. Net cash used in operations was $25.6 million for the nine months ended September 30, 2000 and $29.9 million for the nine months ended September 30, 1999. Net cash provided by and used in investing activities was $3.7 million and ($8.8) million for the nine months ended September 30, 2000 and 1999, respectively. Net cash provided by and used in financing activities was $4.4 million and ($.023) million for the nine months ended September 30, 2000 and 1999, respectively. As of September 30, 2000 the Company had cash and short-term investments totaling $8.8 million.

The Company expects to spend less than $2 million in capital expenditures for the balance of 2000, related to completing development of Sweetheart’s Owings Mills facility and developing the next generation manufacturing equipment.

Sources of Capital. As part of the Company’s initial public offering on March 27, 1998, the Company issued 10,526,316 shares of its common stock, $.01 par value, for which the Company received net proceeds of $206 million. The Company has used $206 million of the net proceeds through September 30, 2000. A portion of the proceeds was used to repay indebtedness to the majority stockholder of $36.6 million, bank debt of $14.0 million and to pay accrued dividends on the Company’s Series A preferred stock of $9.9 million.

The Company has used the proceeds: (i) for general corporate purposes, including the continued design and development of EARTHSHELL Products and anticipated operating losses; (ii) to complete the development of its first commercial manufacturing capacity at Sweetheart; (iii) to complete the development and construction of its next generation manufacturing lines for demonstration to its licensees or joint ventures; and (iv) to launch an initial public relations and advertising campaign.

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

On June 2, 2000, the Company issued its first draw-down notice to Acqua Wellington in respect of an aggregate of approximately $2.5 million worth of common stock, and as of June 30, Acqua Wellington had exercised call options to purchase an aggregate of an additional approximately $1.8 million worth of common stock for an aggregate total of $4.3 million worth of draw down and call option exercises during the first draw-down period. In September 2000, the Company issued its second draw down notice, pursuant to which Acqua Wellington purchased $75,000 worth of common stock prior to September 30, 2000.

The Company believes that its existing cash and the financing provided by Acqua Wellington will enable it to continue funding the facility at Sweetheart, proceed with its next generation development and fund its share of design and development of its next commercial facilities over the next nine months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Part II. Other Information

Item 1. Legal Proceedings

On August 2, 1999, Novamont S.p.A., an Italian company specializing in the manufacture of a biodegradable plastic resin and products, filed a complaint in the United States District Court for the Northern District of Illinois alleging four counts of infringement of three patents. The Company has analyzed all three patents and believes it has strong meritorious defenses and has been vigorously defending the lawsuit. During calendar 2000, Novamont agreed to dismiss three of the four claims without prejudice. The Company will continue to defend the remaining infringement claim. The Company believes this legal proceeding will not have a material adverse effect on the Company’s financial condition or results of operations. However, the ultimate resolution of this claim is subject to many uncertainties. It is possible that the Company could suffer an adverse determination in this proceeding which could have a material adverse effect on the Company’s financial position, operating results or cash flows when resolved in a future reporting period.

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

As of September 30, 2000, the Company has applied all of the $205.9 million in net offering proceeds from the IPO Shares. During the three months ended September 30, 2000, the Company applied the remaining $5.6 million of such net offering proceeds towards the purchase of manufacturing equipment, for operating costs associated with the demonstration and prototype facility, and for other operating expenses. The Company has received over $10 million in interest income since inception and $4.4 million at September 30, 2000 from sale of common stock to Acqua Wellington.

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

None

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)     27.1 Financial Data Schedule

(b)     Reports on Form 8-K

EarthShell filed no reports on Form 8-K during the quarter ended September 30, 2000.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EarthShell Corporation

Date: November 14, 2000             By:_____________________
                                         D. Scott Houston
                                         Chief Financial Officer

                                     (Principal Financial and Accounting Officer
                                      and Duly Authorized Officer)