Form 10-Q/A
period 2000-09-30
EARTHSHELL CORP
filed 2000-11-15
CIK 911801

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

The Company has experienced aggregate net losses of approximately $175 million from its inception on November 1, 1992 through September 30, 2000. The Company has been unprofitable to date and expects to continue to incur operating losses until its products have been used commercially more broadly and have achieved greater market acceptance and market penetration. The Company's operating partner, Sweetheart Cup Company (SCC), recently began shipping commercial product to its customer and receiving payment for product shipped. Although the Company has not generated any revenues from operations since its inception, under the terms of the operating agreement with SCC, during the initial start up phase of manufacturing, the Company is booking the proceeds of product sales as an offset to the cost of manufacturing operations. Successful future operations will depend upon the ability of the Company, its licensees and joint venture partners to commercialize multiple EARTHSHELL Products.

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

The Company is in discussions with McDonald’s/Perseco with respect to its commitment to supply product to the McDonald’s system. The original relationship was for a term of three years. With input from EarthShell and McDonald’s, Sweetheart and Perseco are currently in the process of moving toward a structure that is consistent with Perseco’s normal supplier relationships.

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

The Company and Sweetheart are progressing through a product validation process with Perseco with respect to the EarthShell Big Mac® sandwich container. EarthShell containers have been in daily use in 128 McDonald’s stores since late April 2000, and over 3.0 million containers have been used to date. The Company continues to believe it will meet all of the validation criteria for approval for future expansion to supply Big Mac® containers within the U.S. McDonald’s system.Assuming successful completion of the validation process, McDonald’s intends to use the EarthShell Big Mac® container in its US restaurants, although there can be no assurance of minimum purchase commitments going forward. In addition, the Company is free to seek other customers for the sandwich container produced at the Sweetheart facility before McDonald’s full system demand is met.

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

The Company’s manufacturing process is comprised of four core operations: mixing, forming, coating and printing. These operations are integrated in a continuous process through the use of material handling and conveyance systems. The Company is utilizing conventional, commercially available process equipment for mixing, forming and printing that it believes can meet its next generation manufacturing goals. Additionally, the Company has contracted with conventional film thermoforming equipment suppliers to develop a process to apply biodegradable film as a coating for EARTHSHELL Products. Pilot equipment has been built and used to manufacture and coat products such as plates, bowls and trays on a small scale. These products have been used in demonstration projects with the U.S. Department of the Interior and other users to evaluate the performance and customer acceptance of products. Initial trials with conventional commercial scale machinery have also been encouraging. The Company believes it is well positioned to source competitively priced biodegradable films for the middle and higher selling price markets for plates, bowls and cups.

Under the terms of existing and contemplated joint venture agreements, EarthShell and its partners will invest jointly in commercial facilities based on projected economic returns. The Company and its joint venture partners, Huhtamaki Van Leer and Prairie Packaging, do not intend to commit to the next series of commercial plant investments until they have demonstrated, using commercial scale equipment in integrated demonstration lines, that the next generation products can be manufactured at a cost that will produce returns acceptable to both EarthShell and its partners.

The Company has entered into a letter of intent to expand its relationship with Sweetheart to include a similar joint venture. The Company is building a new prototype manufacturing line at Sweetheart to produce bowls. The forming section is complete and in final factory performance testing. The trimming, coating, and printing equipment for this line is being tested for acceptance at the original suppliers' facilities prior to shipment to the Owings Mills facility. Sweetheart and EarthShell may add additional lines in the future to manufacture plates, cups and hinged-lid containers.

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

Although the common stock purchase agreement with Acqua Wellington provides that EarthShell generally may not draw down unless EarthShell's common stock is trading at $3.00 per share or more, Acqua Wellington has agreed to accept drawdown notices from EarthShell with a $1.00 per share minimum trading price, which applied only to the drawdown period ended October 26, 2000. As partial consideration for Acqua Wellington agreeing to accept such drawdowns with minimum trading prices below $3.00 per share, EarthShell has agreed to issue to Acqua Wellington warrants to purchase 50% of the number of shares of common stock issued and sold in respect of such drawdown period at an exercise price per share of 115% of the purchase price per share of the common stock issued and sold in respect of such drawdown period. To date, EarthShell has issued to Acqua Wellington the following warrants to purchase shares of EarthShell common stock at the following exercise prices: (1) warrant to purchase 199,095 shares at $1.4440 per share; (2) warrant to purchase 219,032 shares at $1.3126 per share; (3) warrant to purchase 257,922 shares at $1.1147 per share; and (4) warrant to purchase 154,185 shares at $1.8646 per share.

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

As of September 30, 2000, the Company has applied all of the $205.9 million in net offering proceeds from the IPO Shares. During the three months ended September 30, 2000, the Company applied the remaining $5.6 million of such net offering proceeds for the purchase of manufacturing equipment, for operating costs associated with the demonstration and prototype facility, and for other operating expenses. The Company has received over $10 million in interest income since inception and $4.4 million at September 30, 2000 from sale of common stock to Acqua Wellington.

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