Form 10-K
period 2000-12-31
EARTHSHELL CORP
filed 2001-04-02
CIK 911801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

        (Mark One)
        |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2000

OR

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
(805) 897-2294
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock $.01 par value
(Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 30, 2001 was $113,246,765.

The number of shares outstanding of the Registrant’s Common Stock as of March 30, 2001 was 108,669,194.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 8, 2001 are incorporated by reference in Part III of this Annual Report on Form 10-K.

As used herein, the terms “EarthShell” and the “Company” shall mean EarthShell Corporation unless the context otherwise indicates and the term “Proxy Statement” shall mean the Proxy Statement for the Company’s 2001 Annual Meeting of Stockholders to be held on May 8, 2001.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                                    PART I

                                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......... 11

ITEM 6.    SELECTED FINANCIAL DATA....................................................... 12

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE.................................................................... 16

                                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................ 17

ITEM 11.   EXECUTIVE COMPENSATION........................................................ 17

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................ 17

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................ 17

                                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K............. 18

PART I

ITEM 1. BUSINESS

General

EarthShell Corporation (the “Company”) was organized in November 1992 as a Delaware corporation and is a development stage company engaged in the commercialization of a proprietary composite material, designed with the environment in mind, for the manufacture of disposable packaging for the foodservice industry, such as hinged-lid containers, plates, bowls, sandwich wraps, and cups.

E. Khashoggi Industries LLC, the Company’s principal stockholder, or its predecessors (“EKI”), has been involved since July 1985, in the development of various new material technologies including the new EarthShell composite material. The Company has an exclusive, worldwide, royalty-free license from EKI to use and license the EKI technology to manufacture and sell disposable, single-use containers for packaging or serving food or beverages intended for consumption within a short period of time (“EarthShell Products”). The Company does not have the right to use the EKI technology for other purposes.

The Company has and will license or joint venture with existing manufacturers of foodservice disposables for the manufacture and distribution of EarthShell Products. The Company expects to derive revenues primarily from license royalties and profit distributions from joint ventures that are licensed to manufacture EarthShell Products.

The Company has experienced aggregate net losses of approximately $194 million from its inception on November 1, 1992 through December 31, 2000. The Company expects to continue to incur operating losses until its products are more broadly used and have achieved greater market acceptance and market penetration. The Company has not recorded any revenues from operations since its inception, and proceeds from sales of hinged lid containers to date have been booked as an offset to the cost of startup manufacturing operations. Successful future operations will depend upon the ability of the Company, its licensees and joint venture partners to commercialize multiple EarthShell Products.

The new EarthShell composite material is made from commonly available raw materials such as limestone, natural potato, corn and other starch binders, natural fibers and functional coatings. The Company believes that foodservice disposables made of this material (“EarthShell Products”) will have comparable or superior performance characteristics, such as greater strength and rigidity, and can be commercially produced and sold at prices that are competitive with comparable conventional paper and polystyrene foodservice disposables, and has been designed with the environment in mind.

The Company’s objective is to establish EarthShell Products as the preferred disposable packaging material for the foodservice industry throughout the world based on their performance, price and environmental characteristics. The Company’s strategy for obtaining this objective is: (i) to demonstrate customer acceptance through key market leaders; (ii) to demonstrate the manufacturability and improved economics with initial strategic partners, and (iii) to enter into licenses or joint ventures with existing manufacturers of disposable packaging to market, produce and distribute EarthShell Products. The Company believes that utilizing joint ventures aligns key market segments with select industry partners, minimizes any potential direct competition from these producer’s, enables effective brand management, captures the value of manufacturing process improvements, and creates income streams beyond the life of the patents.

Key Customer

As the first step in its strategy, the Company has continued to work closely with McDonald’s Corporation® (“McDonald’s”) and McDonald’s primary packaging supplier, Perseco, in developing and testing a prototype container for the Big Mac® sandwich. The Company and its licensee, Sweetheart, have constructed a commercial manufacturing facility in Owings Mills, Maryland, and have been progressing through an intesive product validation process with Perseco with respect to this product. The debugging and start-up of the manufacturing facility have taken much longer and cost more money than originally anticipated. However, as of March 2001, the product design of the EarthShell hinged-lid container for the Big Mac® sandwich has been finally approved by McDonald’s for use by the McDonald’s system in the U.S.

To date, over seven million EarthShell containers for the Big Mac® sandwich have been purchased and used on a continuous validation test basis in select McDonald’s stores in the Chicago area. In March 2001, following a third party audit of product performance of an improved product design to enhance the functionality and performance of the package (including a “double-tab” design and a revised process for the application of the exterior coating). McDonald’s advised the Company that the EarthShell container for the Big Mac® sandwich meets the product design, performance, and quality criteria for use in the McDonald’s system. After necessary adjustments to manufacturing lines to incorporate these recent design modifications, it is anticipated that distribution of the container will be expanded throughout the Chicago area to confirm full manufacturing capability and economics of the sandwich container.

The Company has been advised that McDonald’s intends to use the EarthShell container for the Big Mac® sandwich in its U.S. restaurants, based on continuing performance against expectations and product availability, and competitive pricing, although there can be no assurance of minimum purchase commitments. With respect to specific commitments to supply product to the McDonald’s system, the Company continues on a path with input from Perseco, and McDonald’s toward a relationship that is consistent with Perseco’s customary supplier relationships. In addition, the Company is free, at any time, to seek other customers for the sandwich container produced at the Sweetheart facility.

First Commercial Manufacturing Facility

The Company’s first commercial manufacturing plant in Owings Mills, Maryland, consists of three manufacturing lines to produce the EarthShell Big Mac® sandwich container for sale to Perseco/McDonald’s. During 2000, the Company operated two of the three installed EarthShell Big Mac® sandwich container manufacturing lines to support the validation process, although not at full commercial throughput capacity. One of these lines was operated in a production mode to meet the validation requirements, and the second line was used primarily to improve and optimize the effectiveness of the manufacturing process.

The quantities of product produced and used in the validation process to date have been minor relative to the intended capacity of the Owings Mills lines. During December 2000 it was determined that the manufacturing line configuration will have to be modified somewhat and additional process improvements implemented to accommodate the recent product design changes and to achieve the design capacity of the plant. The reconfiguration of the lines will result in a simplified manufacturing process and will entail the replacement or abandonment of certain process equipment.

The Company believes the manufacturing capacity already installed at Owings Mills will be of sufficient size, after appropriate modifications, to meet the initial McDonald’s system requirements.

In preparation for ramping up production at Owings Mills, the Company has moved all further product development work to its Santa Barbara Product Development Center. It is contemplated that once the first line has reached its design target capability, Sweetheart will assume complete operational responsibility for the EarthShell clamshell production.

Although the Company believes that the Owings Mills facility will be profitable once it is optimized and reaches full design and production capacity, due to the protracted time delays and additional costs to initially commercialize its first plant, the Company may not realize the full economic potential of the technology with this first facility. As the manufacturing process has developed and improved, the Company has written off $12 million of certain capitalized costs in 2000 related to, in part, improvements that will be completed in 2001. Because the Owings Mills facility is the Company’s first commercial implementation of the EarthShell technology, the Company believes that the costs incurred on the manufacturing lines in this facility have been significantly higher than the expected cost of subsequent lines in future manufacturing facilities.

Next Generation Manufacturing Development

The Company’s manufacturing process for foam analog products is comprised of four core operations: mixing, forming, coating and printing. These operations are integrated in a continuous process through the use of material handling and conveyance systems. With the benefit of its experience at Sweetheart’s Owings Mills facility and the broad manufacturing experience of its partners (as discussed herein below), the Company is developing a next generation manufacturing approach that utilizes, as much as possible, commercially available conventional processing equipment. Next generation commercial products will include bowls, plates, cups and other hinged-lid containers, in addition to the Big Mac® container.

Using these concepts, pilot equipment has been built and used by the Company to manufacture, and coat products on a limited basis, such as plates, bowls and cups. These products have been used in demonstration projects to evaluate the performance of products as well as customer acceptance. Initial trials with conventional commercial scale machinery have been very encouraging. The Company believes it is well positioned to supply competitively priced products for the middle and higher end markets for plates, bowls and cups which constitute approximately 50% of the global markets.

Other Products; Other Customers

In keeping with its goals to provide environmentally superior disposable packaging for use by the U.S. Government, EarthShell has provided plates and bowls over the past two years for demonstration projects with the U.S. Department of the Interior and other users, demonstrating product performance and customer acceptance of such products. The U.S. Department of the Interior conducted its own tests through the U.S. Department of Agriculture to validate the compostability of the EarthShell containers. In March 2001, the Company signed a commercial supply agreement with Guest Services, Inc. (“GSI”) to supply the U.S. Department of the Interior with plates and bowls. It addition, it is anticipated that EarthShell plates and bowls will be introduced in certain of the National Parks during 2001.

Sysco Corporation, the leading foodservices distributor in North America, and other potential customers are engaged in discussions with the Company or its joint venture partners regarding purchase commitments for a range of EarthShell Products including plates, bowls, sandwich containers and sandwich wraps.

In late 2000, the Company developed a new fully compostable sandwich wrap that has been designed as an alternative to the polyethylene laminated paper and foil wraps that currently dominate the food service industry. A national fast food chain is currently testing this new wrap for possible use in their system.

While customers other than McDonalds are showing an increased interest in EarthShell Products, should McDonald’s withdraw as the initial purchaser of the Company’s products for any reason, the introduction and market acceptance of one or more other EarthShell Products could be delayed which could have an adverse effect on the Company’s business, financial condition and results of operations.

Operating Partners

In order to support the anticipated demand from McDonald’s since October of 1997, the Company has been working with Sweetheart Cup Company to install and operate manufacturing lines at Sweetheart's Owings Mills facility to design and produce hinged-lid containers for Big Mac® sandwiches.

In August 1999, the Company signed a non-binding letter of intent with Sweetheart to expand and further develop the manufacturing facility in Owings Mills, Maryland beyond the scope of the initial commitment for the Big Mac® sandwich container as it begins to implement its next generation manufacturing technology and expand into new product lines. This proposal would require joint investment by the Company and Sweetheart in additional capacity. Sweetheart and the Company may add additional lines in the future to manufacture plates, cups and hinged-lid containers. However, there can be no assurance that this letter of intent will result in definitive agreements with Sweetheart.

In May 1999, the Company signed definitive agreements with Huhtamäki Van Leer Oyj, (“Huhtamäki”) a leading international food and food packaging company, establishing a new joint venture company, Polarcup EarthShell ApS, to commercialize EarthShell Products throughout Europe, Australia, New Zealand, and, on a country by country basis, Asia. The Company believes that the opportunity for rapid market acceptance of its products in Europe is exceptional due to their unique environmental profile and the more demanding regulations regarding disposal of conventional foodservice disposable products in Europe. During calendar year 2000, Polarcup EarthShell ApS announced its intent to establish initial production capability at the Huhtamäki facility at Goettingen, Germany. The pilot line has been designed and major process equipment has been ordered for delivery by late 2001. The first product is expected to be a hinged-lid container for the European markets.

In November 1999, the Company signed definitive agreements with Prairie Packaging, Inc. (“Prairie”) to establish a joint venture to produce an expanded product set in the U.S. The proposed arrangement with Prairie encompasses the production of plates, bowls, hinged-lid containers and cups.

Based on the definitive joint venture agreements with Huhtamäki and Prairie and the letter of intent with Sweetheart, planning is underway to establish manufacturing capacity based on the Company’s next generation manufacturing processes. Under the terms of existing and contemplated joint venture agreements, EarthShell and its partners will invest jointly in commercial facilities based on projected economic returns. Pilot lines for each new product family will be built to demonstrate that these products can be manufactured at a cost that will produce returns acceptable to both the Company and its partners. Following successful startup and demonstration, the Company and its joint venture partners will commit to the next series of commercial plant investments to meet market demand.

Based on its current product costing models, the Company believes its products will be able to compete in the middle and higher end market segments at higher profit margins when compared to comparable performing foodservice disposables. Additional value engineering and a lower total cost of coating will be required to be competitive in lower selling price markets.

While the Company believes it will be successful in developing cost competitive products with its joint venture partners, delays in developing such products for these joint ventures could adversely impact the introduction and market acceptance of one or more EarthShell Products and could have an adverse effect on the Company’s business, financial condition and results of operations.

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

Performance Characteristics. The Company believes its hinged-lid containers, plates, bowls, sandwich wraps, and prototype cups meet the critical performance requirements of the marketplace, including rigidity, graphic capabilities, insulation, shipping, handling and stacking performance. In addition, EarthShell Products are designed to be microwaveable.

Cost Competitive. The Company believes that EarthShell Products will be able to be manufactured and sold at prices which are competitive with comparable existing foodservice disposables based on its experience to date with pilot manufacturing of EarthShell clamshell containers. Although the Company has built its first commercial manufacturing capacity at Sweetheart’s facility in Owings Mills, Maryland to produce the EarthShell Big Mac® sandwich container, it has not yet produced the hinged-lid container at the commercial volumes reflecting full utilization of line capacity, and therefore, the actual cost of manufacture has not been fully demonstrated. Additionally, the Company has produced plates, bowls and cups, and has successfully demonstrated most of the individual processing steps for the first of its next generation products using standard commercial equipment from established suppliers. To date, however, these prototypes have not been produced on fully integrated, commercial production lines and, therefore, their actual cost of manufacture is undemonstrated as well. The Company expects that the cost of producing EarthShell Products will decrease over time as the technology and initial production processes are further refined.

Environmental Impact. EarthShell Products offer a number of attractive environmental features that are expected to appeal to customers and persons concerned about the environment. Through the use of an environmental assessment (“life cycle analysis”) and in consultation with leading environmental experts, EarthShell Products have been designed to reduce certain environmental burdens of rigid packaging through the careful selection of raw materials, processes and suppliers. EarthShell Products are made primarily from limestone, natural starch binders, natural fibers, biodegradable polymer and wax coatings, and water.

According to research on the performance of various formulations of the EarthShell sandwich container commissioned by the Company and performed by Cal Recovery Inc., an international waste management consulting company, when crushed or broken, EarthShell sandwich containers were shown to be biodegradable in a composting environment. As a result, the Company believes that EarthShell Products substantially reduce the risk to wildlife when compared to most conventional foodservice disposables and may help mitigate potentially adverse environmental consequences created by their improper disposal. In addition, since EarthShell Products are compostable, they can offer a disposal alternative not available with certain conventional foodservice packaging.

Foodservice Disposables Markets

According to industry studies, about $9.0 billion was spent in the United States during 1997 on the types of foodservice disposables that the Company believes can be manufactured using the new composite material. Since then, the Company estimates an increase of two percent per year in the United States. In addition, according to an industry study, approximately $4.0 billion was spent in Europe and Japan on such products in 1997. The Company believes that other unquantified international markets are large and rapidly developing and therefore present significant opportunities for EarthShell Products. Overall, the Company believes the world market for food service disposable packaging exceeds $20 billion.

The key product segments comprising the foodservice disposable market which can be addressed include: cold cups, hot cups, straws, plates and bowls, container trays and carriers, beverage lids, cutlery, hinged-lid containers, and sandwich wraps.

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

Availability of Raw Materials

The new composite material used to manufacture EarthShell Products is made from commonly available raw materials such as limestone, natural potato, corn and other starch binders, natural fibers and functional coatings. While the Company has determined that sufficient quantities of these raw materials are generally available, the unavailability of any such raw materials could result in delays in the commercial introduction and could hinder acceptance of EarthShell Products, thereby adversely affecting the Company’s business, financial condition and results of operations. In addition, the Company and its licensees and joint venture partners may become significant consumers of certain key raw materials, such as starch, and if such consumption is substantial in relation to the available resources, raw materials prices may increase which in turn may increase the cost of EarthShell Products.

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

EARTHSHELL Products to date are made from a moldable foamed material. The EarthShell sandwich container, plate and bowl, and certain of the Company’s other current prototype products are made of this formulation. The compostable biopolymer-based sandwich wrap is made from a biodegradable resin that can be processed using standard equipment used in the plastics industry.

The Company has incurred substantial expense in connection with the commercial application of the technology for the foodservice packaging market since its formation in 1992. The Company’s research and development expenses related to the continued development of EarthShell Products by EKI and the Company were approximately $37.3 million, $30.5 million and $20.0 million in the years ended December 31, 2000, 1999 and 1998, respectively. The Company’s research and development efforts are ongoing, and the Company expects to continue to incur research and development expenses in the future. During 2001, the Company expects to incur approximately $15.0 million in research and development costs, subject to acceptable financing availability.

Patents, Proprietary Rights and Trademarks

The technology that the Company licenses from EKI is the subject of numerous issued and pending patents in both the United States and foreign countries. The Company believes that these patent and patent applications provide a strategic web of patent protection broadly covering the EarthShell Products, their material composition and the manufacturing processes used to make them. As of March 19, 2001, EKI had obtained the rights to 59 U.S. and 75 foreign patents, and had 7 U.S. and 72 foreign pending patent applications relating to the compositions, products and manufacturing processes used to produce EarthShell food and beverage containers. The patents currently issued in the United States and internationally expire between 2012 and 2018. Pending patents, if granted, would give the Company additional patent protection through 2019. Sixteen of the issued U.S. patents and 5 of the pending U.S. applications relate specifically to molded food and beverage containers manufactured from the new composite material, the formulation of the new composite material used in the EarthShell Big Mac® sandwich container and substantially all of the EarthShell Products currently under development. While the Company and EKI intend to continue to seek broad patent protection, the Company believes but cannot assure that the pending patents relating to the Company’s products or other additional patents will be issued or that the Company or EKI will develop new technology that is patentable. Moreover, the Company cannot assure that patents and patent applications licensed to the Company are sufficient to protect the Company’s technology or that any patent issued to EKI and licensed to the Company will not be held invalid, circumvented or infringed by others.

Litigation may be necessary to enforce patents issued or licensed to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. For instance, Novamont S.p.A., an Italian company specializing in the manufacture of a biodegradable plastic resin and products, filed a complaint against the Company in the United States District Court for the Northern District of Illinois in 1999, alleging infringement of one of its patents. The Company believes it has strong meritorious defenses and has been to vigorously defending the lawsuit. See “ITEM 3. Legal Proceedings.”

The Company believes that it owns or has the rights to use all technology incorporated into its products, but an adverse determination in any such proceedings or in other litigation or infringement proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Although patent and intellectual property disputes have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, the Company cannot assure that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses would prevent the Company from manufacturing or licensing others to manufacture certain of its products, which could have an adverse effect on the Company’s business, financial condition and results of operations.

The Company also relies on proprietary know-how and trade secrets, which are not the subject of patents. All of this proprietary information is licensed from EKI. To protect its rights in proprietary know-how and trade secrets, both the Company and EKI sometimes require licensees, joint venture partners, employees, consultants, advisors and collaborators to enter into confidentiality agreements. These confidentiality agreements, however, have limited terms, and the Company cannot assure that these agreements will provide meaningful protection for the Company and EKI’s trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. In addition, the Company’s business could be adversely affected by competitors who independently develop competing technologies.

The Company owns the trademark EarthShell and certain other trademarks, and has been licensed by EKI to use the trademark Aliite® for the new composite material.

Relationship with and Reliance on EKI

The Company does not own the technology necessary for the manufacture of EarthShell Products and, pursuant to its License Agreement with EKI, the Company is dependent upon its royalty-free, exclusive license from EKI to use the technology. The Company’s use of the technology is limited to the development, manufacture and sale of foodservice disposables for use in the foodservice industry, and the Company has no right to exploit opportunities for the application of this technology or improvements outside this field of use. EKI may terminate the license at any time if the Company is in breach of any material obligations under the License Agreement and does not cure such breach within a specified period. If EKI were to file for or be declared bankrupt, the Company would likely be able to retain its rights under the License Agreement with respect to U.S. patents; however, it is possible that steps could be taken to terminate its rights under the License Agreement with respect to international patents.

The Company will continue to share a key officer with EKI. In addition, since inception, the Company has relied on EKI to provide extensive management and technical support. The Company and EKI entered into an Amended and Restated Technical Services and Sublease Agreement (the “Technical Services Agreement”) which continues through December 31, 2002. Under the terms of the Technical Services Agreement, the Company pays EKI for all direct project labor hours incurred by EKI technical personnel and direct expenses incurred on approved projects. Effective January 1, 2001, EarthShell hired directly those personnel critical to EarthShell’s development program going forward, and will discontinue its use of EKI technical services.

Under an Amended and Restated Agreement for the Allocation of Patent Costs (the “Patent Agreement”), the Company reimburses EKI for the costs and expenses of filing, prosecuting, acquiring and maintaining certain patents and patent applications relating to the technology licensed to the Company under an Amended and Restated License Agreement (the “License Agreement”). Effective January 1, 2001, EarthShell assumed direct responsibility to manage the maintenance of the patent portfolio underlying its license with EKI.

Potential Conflicts with EKI

The Company and EKI are both controlled by a common indirect, majority equity owner, Mr. Essam Khashoggi, and they share certain directors and officers, including Mr. Khashoggi, who is also the Chairman of the Board of the Company, and Mr. Simon Hodson, the Vice Chairman of the Board and Chief Executive Officer of the Company. Certain conflicts may arise between EKI and the Company, particularly with respect to corporate opportunities, including the development of new markets and uses for products based on the EarthShell technology, the allocation of research and development resources, the devotion of the common directors’ and officers’ time to the respective businesses and the performance by EKI and the Company of their respective obligations under the License Agreement, the Technical Services Agreement and the Patent Agreement. Under the Patent Agreement, the Company is obligated to pay or reimburse EKI for all costs and expenses associated with filing, prosecuting, acquiring and maintaining certain patents or patent applications. Any patents granted would be the property of EKI, and EKI may obtain a benefit therefrom other than under the License Agreement, including the utilization and/or licensing of the patents and related technology in a manner or for uses unrelated to the license granted to the Company in the foodservice disposables field of use.

Control by Principal Stockholder

Mr. Essam Khashoggi, the Chairman of the Board of the Company, is the beneficial owner of approximately 59% of the outstanding shares of common stock directly or indirectly through various entities that he controls, including EKI. Thus, Mr. Khashoggi has the ability to elect all of the directors of the Company, to control the direction and policies of the Company, to determine the outcome of corporate transactions requiring the approval of the Company’s stockholders, including mergers, consolidations and the sale of all or substantially all of the assets of the Company, and to prevent or cause a change in control of the Company. Mr. Khashoggi also has the power to control the Company’s relationship with EKI, which he also controls, and upon which the Company has been dependent, among other things, for some of its research and development efforts.

Competition

Competition among existing food and beverage container manufacturers in the foodservice industry is intense. Most of these competitors have substantially greater financial and marketing resources at their disposal than does the Company, and many have well-established supply, production and distribution relationships and channels. Companies producing competitive products may reduce their prices or engage in advertising or marketing campaigns designed to protect their respective market shares and impede market acceptance of EarthShell Products. In addition, all of the Company’s licensees and joint venture partners manufacture paper, plastic or foil packaging that may compete with EarthShell Products.

Several paper and plastic disposable packaging manufacturers and converters and others have made efforts to increase the recycling of these products. Increased recycling of paper and plastic products could lessen their environmental impact, one significant basis upon which the Company intends to compete. A number of companies have introduced or are attempting to develop biodegradable starch-based materials, plastics, or other materials that may be positioned as potential environmentally superior packaging alternatives. It is expected that many existing packaging manufacturers may actively seek to develop competitive alternatives to the Company’s products and processes. The Company believes its patents uniquely position it to incorporate a significant proportion of low cost, inorganic fillers with its material, which, relative to other starch-based or specialty polymers will allow it to ultimately have a more competitive material cost. The development of competitive, environmentally attractive, disposable foodservice containers could render the Company’s technology obsolete and could have an adverse effect on the business, financial condition and results of operations of the Company.

Government Regulation

The manufacture, sale and use of EarthShell Products are subject to regulation by the U.S. Food and Drug Administration (the “FDA”). The FDA’s regulations are concerned with substances used in food packaging materials, not with specific finished food packaging products. Thus, food or beverage containers will be in compliance with FDA regulations if the components used in the food and beverage containers: (i) are approved by the FDA as indirect food additives for their intended uses and comply with the applicable FDA indirect food additive regulations; or (ii) are generally recognized as safe (“GRAS”) for their intended uses and are of suitable purity for those intended uses. Each of the components of the EarthShell Big Mac® sandwich container and all other current prototype EarthShell Products is either approved by the FDA as an indirect food additive for its intended use, codified in the FDA’s regulations as GRAS for its intended use, or a commonly recognized food ingredient regarded by the Company and its consultants as GRAS for its intended use. The Company, however, has not sought the concurrence of the FDA in this determination. The Company intends to ensure that the raw materials used in the EarthShell Big Mac® sandwich container are suitable for their intended uses by specifying standards to be met by suppliers of raw materials and by material and product testing. There is no requirement that the Company or a manufacturer of EarthShell Products seek FDA concurrence that certain components are GRAS for their intended uses or that the raw materials are of suitable purity for their intended uses. However, the Company believes that the EarthShell Big Mac® sandwich container and other current prototype products of the Company will be in compliance with all requirements of the FDA and do not require FDA approval. The Company cannot assure, however, that the FDA will agree with these conclusions.

If the FDA were to disagree with the Company’s determinations with respect to the EarthShell Big Mac® sandwich container or future products, the FDA could ask the Company to voluntarily withdraw the products from the marketplace. They could also initiate legal action to remove the products from the marketplace and, if appropriate, pursue additional sanctions against the Company and its management. Such actions by the FDA could have an adverse effect on the business, financial condition and results of operations of the Company.

Other EarthShell Products that may be developed in the future may use components that are not approved by the FDA as indirect food additives, or that cannot reasonably be considered GRAS for their intended uses. If such a component is used, it will be necessary for the manufacturers of the product, or the Company on their behalf, to: (i) obtain an FDA indirect food additive approval covering the component and its intended uses, or (ii) submit a notification to the FDA regarding a food contact substance. A food additive petition must be supported by detailed information concerning the composition and manufacture of the food additive, as well as by the results of testing to establish the safety of the additive. Typically, safety testing at exaggerated doses in several species of laboratory animals is required. The testing required to support a food additive petition could take a considerable length of time to perform. According to FDA data, from October 1995 to September 1996, the average time for FDA review and approval of a food additive petition was 32 months from the date of submission. The Food and Drug Administration Modernization Act of 1997, which became effective February 19, 1998, added a new provision to the Federal Food, Drug, and Cosmetic Act that permits the manufacturer or supplier of a food contact substance to notify the FDA at least 120 days before beginning distribution of the substance. The notification would have to set forth the manufacturer’s or supplier’s rationale for why the substance is safe. Unless the FDA notifies the submitter within the 120-day period that it disagrees with the submitter’s conclusion that the food contact substance is safe, the substance could be lawfully distributed in commerce. The FDA is required to adopt regulations to implement this provision. At this time, it is not possible to determine whether the notification procedure, as implemented by the FDA, will be suitable for any of the Company’s products.

Personnel

As of January 1, 2001, the Company had 64 employees. None of the Company’s employees are represented by a labor union and the Company believes that it has a good relationship with its employees.

ITEM 2. PROPERTIES

As of December 31, 2000, the Company leases 3,353 square feet of office space in Lutherville, Maryland. The Company’s monthly lease payment with respect to this space is $5,449. The lease expires on September 30, 2003. The Company leases 16,955 square feet of office and research and development space in Santa Barbara, California. This lease is month-to-month and expires with a 180-day notice period by the landlord. The Company’s monthly lease payment with respect to this space is $36,000. The Company leases 54,800 square feet of space for its product development center in Goleta, California. This lease expires on June 30, 2003. The Company’s monthly lease payment with respect to this space is $41,905.

ITEM 3. LEGAL PROCEEDINGS

On August 2, 1999, Novamont S.p.A., an Italian company specializing in the manufacture of a biodegradable plastic resin and products, filed a complaint in the United States District Court for the Northern District of Illinois alleging four counts of infringement of three patents. The Company has analyzed all three patents and believes it has strong meritorious defenses and has been vigorously defending the lawsuit. During calendar 2000, Novamont agreed to dismiss three of the four claims without prejudice. The Company has filed a motion for summary judgement and will continue to defend the remaining infringement claim. The Company believes this legal proceeding will not have a material adverse effect on the Company’s financial condition or results of operations. However, the ultimate resolution of this claim is subject to many uncertainties. It is possible that the Company could suffer an adverse determination in this proceeding which could have a material adverse effect on the Company’s financial position, operating results or cash flows when resolved in a future reporting period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company’s common stock is traded on the NASDAQ National Market under the symbol: ERTH. For the periods indicated, the following table presents the range of closing, high and low sale prices for the Company’s common stock as reported by the NASDAQ National Market:

                                       First      Second      Third     Fourth     Total Year
2000:
Market price per common share
    High.............................  $6  7/16   $4  41/64    $3  1/32    $3  3/4       $6  7/16
    Low..............................   $3  3/4         $3    $1  3/16   $ 27/32       $ 27/32

1999:
Market price per common share
    High.............................  $17  3/8  $10  11/16         $8    $5  1/2       $17  3/8
    Low.............................. $8  35/64         $6     $3  7/8  $1  13/32      $1  13/32

The number of stockholders of record of the Company’s common stock at March 20, 2001 was 680. At March 20, 2001, Mr. Essam Khashoggi, directly or indirectly, owned approximately 59% of the outstanding common stock of the Company.

The Company is a developmental stage company and does not intend to declare or pay cash dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the Company’s Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Selected Financial Data
(in thousands, except per share data)

                                                                                                                   November 1,
                                                                                                                       1992
                                                                                                                   (inception)
                                                                                                                     through
                                                                                                                December 31,
For the Year Ended December 31                             2000        1999        1998         1997        1996         2000

Statement of Operations Data
Research and development expenses..............         $37,265     $30,471     $19,982       $8,901     $10,159     $130,119
General and administrative expenses............           6,843      11,872       9,296        5,685       3,405       45,391
Interest (income) expense, net.................          (1,264)     (3,448)     (4,026)       3,246       1,692      (3,760)
Patent expenses................................             362         645         486          653       1,382        8,693
Net loss.......................................          48,912      44,188      26,620       18,992      16,950      193,941
Preferred dividends............................               -           -         777        2,134       2,134        9,927
Net loss available to common stockholders......          48,912      44,188      27,397       21,126      19,084      203,867
Average shares outstanding.....................         101,419     100,045      95,707       82,530      82,530       88,603

Balance Sheet Data
Cash and cash equivalents......................          $7,792     $26,413     $86,590           $8         $21
Short-term investments.........................               -       8,971       6,531            -           -
Working capital (deficit)......................           2,107      32,886      87,054      (48,308)    (31,489)
Total assets...................................          48,474      87,199     135,638        3,778       2,817
Notes payable, payables to majority stockholder,
accrued interest and accrued dividends.........             266       1,386       1,181       45,163      29,873
Deficit accumulated during development stage            193,941     145,029     100,841       74,221      55,229
Stockholders' equity (deficit).................          42,296      80,686     124,875      (44,567)    (28,732)
Shares outstanding.............................         104,502     100,045     100,045       82,530      82,530

Per Common Share
Basic and diluted loss per share...............           $0.48       $0.44       $0.29        $0.26       $0.23
Closing market price
          High.................................          $67/16      $173/8      $237/8            -           -
          Low..................................         $ 27/32     $113/32      $55/16            -           -
          Close................................          $19/32       $41/4    $1115/16            -           -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Selected Financial Data and the Company’s Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Such financial statements and information have been prepared to reflect the historical operations, assets and liabilities of the Company from the date of the Company’s organization on November 1, 1992 through December 31, 2000.

Information in this Annual Report on Form 10-K including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company’s actual operating performance or financial results to differ substantially from those anticipated by management that are described herein. Factors influencing the Company’s operating performance and financial results include, but are not limited to, changes in the general economy, the availability of financing, governmental regulations concerning, but not limited to, environmental issues, and other risks and unforeseen circumstances affecting the Company’s business which may be discussed elsewhere in this Annual Report on Form 10-K.

Results of Operations

Year Ended December 31, 2000 Compared with the Year Ended December 31, 1999

The Company’s net loss increased $4.7 million to $48.9 million from $44.2 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. Excluding the effects of an $11.0 million one time charge, the net operating loss actually decreased $6.3 million over 1999.

Research and Development Expenses. Total research and development expenditures for the development of EarthShell Products increased $6.8 million to $37.3 million from $30.5 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. The Company wrote off property and equipment of $12.0 million in 2000 and $2.3 million in 1999, respectively. The write off is for abandonment charges related to commercializing the technology for its first manufacturing plant at the Owings Mills facility in Maryland. The Company abandoned $11 million in the fourth quarter of 2000. In December 2000, it was determined that the manufacturing configuration will have to be modified somewhat and additional process improvements implemented to accommodate the recent product design changes and to achieve the design capacity of the plant. The reconfiguration of the lines will eliminate certain process steps simplifying the manufacturing process. In anticipation of these improvements and modifications to the manufacturing lines, the Company recognized the abandonment charge described. Removing the effect of abandonment, research and development expenses decreased $2.9 million from 1999 to 2000, primarily due to a reduction in startup and debugging costs of the Owings mills facility.

Total General and Administrative Expenses. Total general and administrative expenses decreased $5.1 million to $6.8 million from $11.9 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. Cost reduction has resulted primarily from a decrease in employee cost, a reduction in costs associated with operating a publicly traded company, and reductions in costs associated with the Baltimore executive offices.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.1 million to $5.7 million from $4.6 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. The increase in depreciation expense was primarily the result of the Company’s commercial manufacturing equipment at Sweetheart’s Maryland facility being depreciated for a full calendar year for 2000 versus nine months of depreciation expense for calendar year 1999.

Related Party Patent Expenses. Legal fees reimbursed to EKI under the Patent Agreement with EKI, decreased $0.2 million to $0.4 million from $0.6 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. This cost varies with the number of patents filed, researched and/or abandoned during the year.

Interest Income. Interest income decreased $2.1 million to $1.3 million from $3.4 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. The decrease was a result of less cash invested during the year as cash was used for the Company’s Sweetheart facility and to fund operations.

Year Ended December 31, 1999 Compared with the Year Ended December 31, 1998

The Company’s net loss increased $17.6 million from $26.6 million for the year ended December 31, 1998 to $44.2 million for the year ended December 31, 1999.

Research and Development Expenses. Total research and development expenditures for the development of EarthShell Products increased $10.5 million from $20.0 million for the year ended December 31, 1998 to $30.5 million for the year ended December 31, 1999. The increase was more than expected as the Company continued to experience persistent problems with the debugging and start-up of its first commercialization activities at Sweetheart’s Maryland facility. Cost reimbursement to Sweetheart increased by $4.5 million for the year ended December 31, 1999 compared with the year ended December 31, 1998. The 1999 cost reimbursement period represented twelve months of activity while the 1998 cost reimbursement period represented three months of activity. The Company also incurred an additional $1.2 million in start-up supplies at Sweetheart when comparing the year ended December 31, 1999 with the year ended December 31, 1998. Expenses for next generation product development increased $3.0 million from December 31, 1998 compared to the year ended December 31, 1999. This increase included personnel and facility costs as well as research supplies. The Company was billed by EKI for research and development services totaling $11.7 million for the year ended December 31, 1999 and $8.9 million for the year ended December 31, 1998.

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

Depreciation and Amortization Expense. Depreciation and amortization expense increased $3.7 million from $0.9 million for the year ended December 31, 1998 to $4.6 million for the year ended December 31, 1999. The increase in depreciation expense was primarily the result of the Company’s commercial manufacturing equipment at Sweetheart’s Maryland facility being placed in service during the year ended December 31, 1999.

Related Party Patent Expenses. Legal fees reimbursed to EKI under the Patent Agreement with EKI, increased $0.1 million from $0.5 million for the year ended December 31, 1998 to $0.6 million for the year ended December 31, 1999. This cost varies with the number of patents filed, researched and/or abandoned during the year.

Interest Income. Interest income decreased $1.7 million from $5.1 million for the year ended December 31, 1998 to $3.4 million for the year ended December 31, 1999. The decrease was a result of less cash invested during the year as cash was used for the Company’s Sweetheart facility and to fund operations.

Interest Expense. Interest expense decreased by $1.1 million from $1.1 million for the year ended December 31, 1998 to zero for the year ended December 31, 1999. The decrease was due to the repayment of outstanding debt from the proceeds of the Company’s initial public offering in March 1998.

Liquidity and Capital Resources at December 31, 2000

Cash Flow. The Company’s principal uses of cash for the year ended December 31, 2000 were to fund operations and purchase equipment to facilitate the development of manufacturing capacity for EarthShell Products. Net cash used in operations was $31.5 million for the year ended December 31, 2000 and $40.0 million for the year ended December 31, 1999. Net cash provided by and (used in) investing activities was $2.4 million and ($20.1) million for the years ended December 31, 2000 and 1999, respectively. As of December 31, 2000 the Company had cash and related cash equivalents totaling $7.8 million.

Capital Requirements. The Company expects to spend approximately $10.0 to $15.0 million in capital expenditures in the year 2001 related to designing and developing the manufacturing facilities and prototypes for the line of EarthShell Products, subject to available financing.

Sources of Capital. As part of the Company’s initial public offering on March 27, 1998, the Company issued 10,526,316 shares of its common stock, $.01 par value, for which the Company received net proceeds of $206 million. On March 31, 2000, the Company filed a Registration Statement on Form S-3 to register 5,000,000 shares of its common stock, which became effective April 19, 2000. On May 3, 2000, the Company signed an agreement with Acqua Wellington North American Equities Fund, LTD (“Acqua Wellington”), pursuant to which the Company may, from time to time and in its sole discretion during the 12 months following the date of the agreement, present Acqua Wellington with draw-down notices requiring Acqua Wellington to purchase up to $2,500,000 of the Company’s common stock in respect of each draw-down notice. The Company will issue and sell the shares to Acqua Wellington at a per share price equal to the average price of the Company’s common stock over a period of time after the draw-down notice less a discount of 5%. The Company may present Acqua Wellington with up to 12 drawdown notices during the term of the agreement. In addition, the agreement gives Acqua Wellington the option to purchase an additional $2.5 million of the Company’s common stock per month for the same twelve months, subject to certain conditions.

Although the common stock purchase agreement with Acqua Wellington provides that the Company generally may not draw down unless the Company’s common stock is trading at $3.00 per share or more, Acqua Wellington has continued to purchase shares from EarthShell from time-to-time at negotiated prices, when the market price for EarthShell is less than $3.00 per share. In addition, for the drawdown period ended October 26, 2000, as partial consideration for Acqua Wellington agreeing to accept the drawdown with minimum trading prices below $3.00 per share, the Company has issued to Acqua Wellington warrants to purchase 830,234 shares of common stock at an exercise price per share of 115% of the purchase price per share of the common stock issued and sold in respect of such drawdown period.

During the year ended December 31, 2000 and consistent with the stock purchase agreements between the Company and Acqua Wellington described above, the Company issued approximately 4.5 million shares of common stock and received net proceeds from such issuance of approximately $10.5 million. In late December, the Company filed a new S-3 registration statement covering the issuance of up to 15 million additional shares of common stock. In addition, the Company has obtained an extension of it commitment from Acqua Wellington for an additional 12 months.

The Company has reduced its overall burn rate and is focusing its resources on those activities that are critical to demonstrate the commercial viability of the EarthShell business model: These activities include, modifying and optimizing the Owings Mills manufacturing equipment, ramping up commercial production of the Big Mac® sandwich container, and continuing to develop next generation products and manufacturing processes. As part of its cost reduction efforts, the Company has consolidated its Maryland operations and is scaling down development expenditures, moving all of its development activities to its Santa Barbara center.

The Company believes that its existing cash and the financing provided through the Acqua Wellington equity drawdown facility will enable it to continue funding its operations, including the Owings Mills facility, as well as continue with its next generation development during 2001.

Nevertheless, the Company continues discussion with certain financing institutions to secure additional long term funding. While the Company has no current commitments for additional funding, apart from Acqua Wellington, based on discussions with these institutions, the Company believes that efforts to obtain additional financing will be successful, particularly with the final approval of the EarthShell Big Mac sandwich container now in hand. The Company cannot assure, however, that commitments can be obtained on favorable terms, if at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in the Company’s Proxy Statement for its 2001 annual meeting of stockholders, which will be filed on or before April 30, 2001 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in the Company’s Proxy Statement for its 2001 annual meeting of stockholders, which will be filed on or before April 30, 2001 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in the Company’s Proxy Statement for its 2001 annual meeting of stockholders, which will be filed on or before April 30, 2001 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the Company’s Proxy Statement for its 2001 annual meeting of stockholders, which will be filed on or before April 30, 2001 and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Index to Financial Statements

     1.    Financial Statements:

          Independent Auditors' Report................................................................  F-2
          Balance Sheets as of December 31, 2000, and 1999............................................  F-3
          Statements of Operations for the years ended December 31, 2000, 1999, 1998, and for the period from November 1, 1992 (inception) through December 31, 2000......................  F-4

          Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999,
              1998, 1997, 1996, 1995, 1994 and 1993...................................................  F-5

          Statements of Cash Flows for the years ended December 31, 2000, 1999, 1998, and the period from November 1, 1992 (inception) through December 31, 2000.............................  F-6

          Notes to the Financial Statements...........................................................  F-8

     2.   Financial Statement Schedules:
          All  schedules  have been  omitted  because  they are not  required,  not  applicable,  or the information  required  to be  set  forth  therein  is  included  in  the  Company's  Financial
          Statements or the Notes therein.

(b)  Reports on Form 8-K

     None.

(c)  Exhibits
      3.1 Certificate of Incorporation of the Company. (1)
      3.2 Bylaws of EarthShell the Company Corporation. (1)
      3.3 Certificate of Designation, Preferences Relative, Participating,
          Optional and Other Special Rights of the Company's Series A Cumulative
          Senior Convertible Preferred Stock. (1)
      3.4 Amended and Restated Certificate of Incorporation of the Company. (1)
      3.5 Amended and Restated Bylaws of the Company. (1)
      4.1 Specimen certificate of Common Stock. (1)
     10.1 Amended and  Restated  License  Agreement  dated  February  28, 1995 by and between the Company and E. Khashoggi Industries ("EKI"). (2)
     10.2 Registration  Rights  Agreement  dated as of February  28, 1995 by and between the Company and EKI, as amended. (1)
     10.3 Employment  Agreement  dated  October  19, 1993 by and  between  the
          Company  and Scott  Houston,  as amended.(1)
     10.4 Stock  Purchase  Agreement  dated as of September  16, 1993 by and between the Company and the persons named therein.(1)
     10.5 Registration  Rights  Agreement  dated as of  September  16,  1993 by and  between the Company and the persons named therein, as amended.(1)
     10.6 Sublicense Agreement dated June 19, 1995 by and between the Company and Dopaco, Inc, as amended. (1)
     10.7 Sublicense  Agreement  dated  November 9, 1994 by and between the
          Company and Genpak  Corporation,  as amended. (1)
     10.8 EarthShell Container Corporation 1994 Stock Option Plan. (1)
     10.9 EarthShell Container Corporation 1995 Stock Incentive Plan. (1)
    10.10 Form of Stock Option Agreement under the EarthShell Container
          Corporation 1994 Stock Option Plan. (1)
    10.11 Form of Stock Option Agreement under the EarthShell  Container
          Corporation 1995 Stock Incentive Plan.(1)
    10.12 Warrant to Purchase Stock issued July 2, 1996 by the Company to
          Imperial Bank. (1)
    10.13 Warrant to Purchase Stock issued June 7, 1996 by the Company to
          Imperial Bank. (1)
    10.14 Employment Agreement dated October 1, 1997 by and between the Company and Simon K. Hodson. (1)
    10.15 Amended and Restated Technical  Services and Sublease  Agreement dated
          October 1,  1997 by and between the Company and EKI. (1)
    10.16 Amended and Restated  Agreement for  Allocation of Patent Costs dated
          October 1,  1997 by and between the Company and EKI. (1)
    10.17 Warrant to Purchase Stock issued November 15, 1996 by the Company to
          Imperial Bank. (1)
    10.18 Letters  dated  August 22,  1997 from Shelby  Yastrow to Simon K.
          Hodson and Simon K. Hodson to Shelby Yastrow. (1)
    10.19 Warrant to Purchase Stock issued October 6, 1997 by the Company to
          Imperial Bank. (1)
    10.20 Sublicense  Agreement  dated  October 16, 1997 by and between the
          Company and  Sweetheart  Cup Company Inc. (1)
    10.21 Operating  Agreement for the  Production of Hinged  Sandwich
          Containers  for  McDonald's  Corporation between Sweetheart Cup
          Company Inc. and the Company dated as of October 16, 1997. (1)
    10.22 Warrant to Purchase Stock dated December 31, 1997 by the Company to
          Imperial Bank. (1)
    10.23 Letter  Agreement re Haas/BIOPAC  Technology  dated  February 17,
          1998 by and between the Company and EKI. (1)
    10.24 Second Amendment to 1995 Stock Incentive Plan of the Company. (1)
    10.25 Amendment No. 2 to Registration Rights Agreement dated as of
          September 16, 1993. (1)
    10.26 Amendment No. 2 to Registration Rights Agreement dated
          February 28, 1995. (1)
    10.27 Employment Agreement dated March 23, 1998 by and between the Company and William F. Spengler. (3)
    10.28 Employment Agreement dated April 15, 1998 by and between the Company and Vincent J. Truant. (3)
    10.29 Employment Agreement dated July 22, 1998 by and between the Company and Michael M. Hagerty. (3)
    10.30 Lease Agreement dated June 4, 1998 by and between the Company and
          Baltimore Center Associates  Limited Partnership. (3)
    10.31 Lease Agreement  dated May 1, 1998 by and between the Company and ORIX
          SBAP Goleta Venture,  a general partnership. (3)
    10.32 Design,  Procurement and Construction  Management  Services  Agreement
          dated May 13, 1998 by and among the  Company,  Sweetheart  Cup Company
          Inc.,  CH2M  Hill  Industrial  Design  Corporation,  and  IDC
          Construction Management, Inc. (3)
    10.33 First  Amendment dated June 2, 1998 to the Amended and Restated
          License  Agreement by and between the Company and E. Khashoggi
          Industries ("EKI"). (4)
    10.34 First Amendment to 1995 Stock Incentive Plan of the Company. (5)
    10.35 Third Amendment to 1995 Stock Incentive Plan of the Company. (6)
    10.36 Fourth Amendment to 1995 Stock Incentive Plan of the Company. (6)
    10.37 Lease Agreement dated July 2, 1999 by and between the Company and
          Chippewa limited partnership.
    10.38 Employment Agreement dated April 15, 2000 by and between the Company and Richard DiPasquale
    10.39 Lease Agreement dated August 23, 2000 by and between the Company and
          Heaver Properties, LLC. 10.40 Termination of Lease Agreement dated
          October 13, 2000 by and between the Company and Chippewa limited partnership.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                       EARTHSHELL CORPORATION

                       By:
                              /s/         Simon K. Hodson
                              --------------------------------------
                                          Simon K. Hodson
                                   Vice Chairman of the Board and
                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

               Signature                                  Title                                  Date

/s/         Essam Khashoggi
          Essam Khashoggi                         Chairman of the Board                    March 30, 2001

/s/         Simon K. Hodson
          Simon K. Hodson              Vice Chairman of the Board, Chief Executive         March 30, 2001
                                                  Officer and President
                                               (Principal Executive Officer)

/s/        D. Scott Houston
         D. Scott Houston                 Chief Financial Officer and Secretary            March 30, 2001
                                                 (Principal Financial and
                                                   Accounting Officer)

/s/           John Daoud
            John Daoud                                   Director                          March 30, 2001

/s/         Layla Khashoggi
          Layla Khashoggi                                Director                          March 30, 2001

/s/         Howard J. Marsh
             Howard Marsh                                Director                          March 30, 2001

/s/          Lynn Scarlett
           Lynn Scarlett                                 Director                          March 30, 2001

/s/        Michael S. Noling
         Michael S. Noling                               Director                          March 30, 2001

F-5

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements:

Statements of Operations for the years ended December 31, 2000, 1999, and 1998 and for the period from November 1, 1992 (inception) through
December 31, 2000............................................................F-4

Statements of Stockholders' Equity (Deficit) for the years ended
December 31, 2000, 1999, 1998, 1997, 1996, 1995, 1994 and 1993...............F-5

Statements of Cash Flows for the years ended December 31, 2000,
1999, and 1998, and for the period from November 1, 1992 (inception)
through December 31, 2000....................................................F-6

Notes to Financial Statements................................................F-8

Financial Statement Schedules:

None.

All schedules have been omitted because they are not required, not applicable, or the information required to be set forth therein is included in the Company’s Financial Statements or the Notes therein.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
EarthShell Corporation:

We have audited the accompanying balance sheets of EarthShell Corporation (a development stage enterprise) (the “Company”) as of December 31, 2000 and 1999, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2000 and for the period from November 1, 1992 (inception) through December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 and for the period from November 1, 1992 (inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP
Deloitte &Touche LLP

Los Angeles, California
March 30, 2001

                                                        EARTHSHELL CORPORATION
                                                   (A Development Stage Enterprise)
                                                            BALANCE SHEETS

                                                                                   December 31,
                                                                            2000                 1999
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents....................................      $7,791,654           $26,412,553
      Short-term investments.......................................            -                8,970,638
      Prepaid expenses and other current assets....................         492,889               514,662
           Total current assets....................................       8,284,543            35,897,853

RESTRICTED CASH....................................................       3,500,000             3,500,000

PROPERTY AND EQUIPMENT, NET........................................      36,265,647            47,355,382

INVESTMENT IN JOINT VENTURE                                                 423,428               445,318

TOTAL..............................................................     $48,473,618           $87,198,553
                                                                       ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses.........................      $5,910,897            $5,126,590
     Trade payable to majority stockholder.........................         266,312             1,385,737
         Total current liabilities.................................       6,177,209             6,512,327

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value, 10,000,000 shares
         authorized; 9,170,000 Series A shares designated; no
         shares issued and outstanding as of December 31, 2000
         and 1999, ................................................             -                     -
     Common stock, $.01 par value, 200,000,000 shares authorized;
         104,502,335 and 100,045,166 shares issued and outstanding as of December 31, 2000 and 1999, respectively...............
                                                                          1,045,023             1,000,451
     Additional paid-in common capital.............................     235,192,471           224,715,255
     Deficit accumulated during the development stage..............    (193,941,085)         (145,029,480)

Total stockholders' equity.........................................      42,296,409            80,686,226

TOTAL..............................................................     $48,473,618           $87,198,553
                                                                       ============          ============
                                                 See notes to financial statements.

                                                        EARTHSHELL CORPORATION
                                                   (A Development Stage Enterprise)
                                                       STATEMENTS OF OPERATIONS
                                                                                                         November 1,
                                                                                                                1992
                                                                                                         (inception)
                                                                 Year Ended December 31,                     through
                                                                                                         December 31,
                                                           2000             1999            1998                 2000
Expenses:
   Related party research and development.........     $8,654,612     $11,663,499      $8,883,365        $66,925,588
   Other research and development.................     28,610,758      18,807,098      11,098,769         63,192,621
   Related party general and administrative
      expenses....................................        157,593         214,109          67,200          2,240,502
   Other general and administrative expenses......      6,685,777      11,657,896       9,229,267         43,150,533
   Depreciation and amortization..................      5,703,630       4,644,234         880,677         13,487,918
   Related party patent expenses..................        362,244         644,584         485,670          8,693,105
      Total expenses..............................     50,174,614      47,631,420      30,644,948        197,690,267

Interest income...................................     (1,263,809)     (3,448,448)     (5,112,126)       (10,319,722)
Related party interest expense....................          -               -             651,586          4,770,731
Other interest expense............................          -               -             434,844          1,788,738
Loss Before Income Taxes..........................     48,910,805      44,182,972      26,619,252        193,930,014

Income Taxes......................................            800           5,471             800             11,071
Net Loss..........................................     48,911,605      44,188,443      26,620,052        193,941,085
Preferred Dividends...............................           -               -            776,813          9,926,703
Net Loss Available To Common Stockholders.........    $48,911,605     $44,188,443     $27,396,865       $203,867,788
                                                      ===========     ===========     ===========       ============
Basic And Diluted Loss Per Common Share...........          $0.48           $0.44           $0.29              $2.30

 Weighted Average Number Of Common Shares.........    101,419,330     100,045,166      95,706,942         88,603,147

                                                 See notes to financial statements.

                                                        EARTHSHELL CORPORATION
                                                   (A Development Stage Enterprise)
                                             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                         Cumulative            Additional                                   Additional        Deficit
                                    Convertible Preferred       Paid-In                                      Paid-In        Accumulated
                                        Stock Series A         Preferred            Common Stock              Common      during Develop-
                                     Shares        Amount        Capital        Shares          Amount        Capital        ment Stage         Total

ISSUANCE OF COMMON STOCK AT
   INCEPTION....................            -           -               -     82,530,000        $3,150         $6,850                  -       $10,000
Sale of preferred stock, net....    6,988,850        $267     $24,472,734              -             -              -                  -    24,473,001
Net loss........................            -           -               -              -             -              -       $(7,782,551)   (7,782,551)
BALANCE, DECEMBER 31, 1993          6,988,850         267      24,472,734     82,530,000         3,150          6,850        (7,782,551)    16,700,450
Net loss........................            -           -               -              -             -              -       (16,582,080)   (16,582,080)
BALANCE, DECEMBER 31, 1994          6,988,850         267      24,472,734     82,530,000         3,150          6,850       (24,364,631)       118,370
Contribution to equity..........            -           -               -              -             -      1,117,723                  -     1,117,723
Net loss........................            -           -               -              -             -              -       (13,914,194)   (13,914,194)
BALANCE, DECEMBER 31, 1995          6,988,850         267      24,472,734     82,530,000         3,150      1,124,573       (38,278,825)   (12,678,101)
Contribution to equity..........            -           -               -              -             -        650,000                  -       650,000
Issuance of stock warrants......            -           -               -              -             -        246,270                  -       246,270
Net loss........................            -           -               -              -             -              -       (16,950,137)   (16,950,137)
BALANCE, DECEMBER 31, 1996          6,988,850         267      24,472,734     82,530,000         3,150      2,020,843       (55,228,962)   (28,731,968)
Compensation related to stock
   options and warrants.........            -           -               -              -             -      3,156,659                  -     3,156,659
Net loss........................            -           -               -              -             -              -       (18,992,023)   (18,992,023)
BALANCE, DECEMBER 31, 1997          6,988,850         267      24,472,734     82,530,000         3,150      5,177,502       (74,220,985)   (44,567,332)
262 to 1 stock split............            -      69,621        (69,621)              -       822,150      (822,150)                  -             -
Conversion of preferred stock to
   common stock.................   (6,988,850)   (69,888)    (24,403,113)      6,988,850        69,888     24,403,113                  -             -
Issuance of common stock........            -           -               -     10,526,316       105,263    205,883,493                  -   205,988,756
Preferred stock dividends.......            -           -               -              -             -    (9,926,703)                  -   (9,926,703)
Net loss........................            -           -               -              -             -              -       (26,620,052)   (26,620,052)
BALANCE, DECEMBER 31, 1998                  -           -               -    100,045,166     1,000,451    224,715,255      (100,841,037)   124,874,669
Net loss........................            -           -               -              -             -              -       (44,188,443)   (44,188,443)
BALANCE, DECEMBER 31, 1999                  -           -               -    100,045,166     1,000,451    224,715,255      (145,029,480)    80,686,226
Net Loss.....................               -           -               -              -             -              -       (48,911,605)   (48,911,605)
Issuance of common stock........            -           -               -      4,457,169        44,572     10,477,216                       10,521,788
BALANCE, DECEMBER 31, 2000                  -           -               -    104,502,335    $1,045,023   $235,192,471     $(193,941,085)   $42,296,409
                                   ==========    ========    ============    ===========    ==========   ============     ==============   ===========
                                                   See notes to financial statements

                                                        EARTHSHELL CORPORATION
                                                   (A Development Stage Enterprise)
                                                       STATEMENTS OF CASH FLOWS
                                                                                                              November 1, 1992
                                                                         Year Ended December 31,                (inception)
                                                                                                                  through
                                                                  2000           1999            1998        December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..............................................        $(48,911,605)  $(44,188,443)   $(26,620,052)       (193,941,085)
Adjustments to reconcile net loss to net cash used in
operating activities:
      Depreciation and amortization.......................       5,703,631      4,644,234         880,677           13,487,919
      Issuance of stock options to director, consultant and              -              -         114,761            3,861,522
      officer.............................................
      Amortization of debt issue costs....................               -              -               -              271,277
      Loss on sale or disposal of property and equipment..      11,968,967      3,015,310       3,436,837           18,486,753
      Equity in the losses from joint venture.............          21,890         70,120               -               92,010
      Net loss on sale of investments.....................               -              -               -               32,496
      Accretion of discounts on investments...............               -              -               -            (410,084)
Changes in operating assets and liabilities:
      Prepaid expenses and other assets...................          21,773        681,711     (1,167,837)            (492,889)
      Accounts payable and accrued expenses...............         784,307    (4,432,847)       6,376,902            5,910,897
      Payable to majority stockholder.....................     (1,119,425)        204,437       2,588,331              266,312
      Accrued interest on notes payable to majority                      -              -       (636,068)                    -
      stockholder.........................................
           Net cash used in operating activities..........    (31,530,462)   (40,005,478)    (15,026,449)        (152,434,872)
                                                              ============   ============    ============        =============

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments U.S. government securities........               -    (8,970,638)     (6,530,928)         (52,419,820)
Purchase of  restricted time deposit......................               -              -     (3,500,000)          (3,500,000)
Proceeds from sales and redemptions of investments........       8,970,638      6,530,928               -           52,797,408
Proceeds from sale of property and equipment..............               -              -               -              297,670
Investment in joint venture                                              -      (515,438)                            (515,438)
Purchase of property and equipment........................     (6,582,863)   (17,194,009)    (38,397,302)         (69,409,724)
      Net cash provided by (used in) investing activities.       2,387,775   (20,149,157)    (48,428,230)         (72,749,904)
                                                              ============   ============    ============        =============

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable to stockholders...               -              -       1,450,000           14,270,000
Proceeds from drawings on line of credit with bank........               -              -       2,150,000           14,000,000
Proceeds from issuance of common stock....................      10,521,788              -     221,052,636          231,584,424
Common stock issuance costs...............................               -              -    (15,178,641)         (15,178,641)
Preferred dividends paid..................................               -              -     (9,926,703)          (9,926,703)
Proceeds from issuance of preferred stock.................               -              -               -           25,675,000
Preferred stock issuance costs............................               -              -               -          (1,201,999)
Repayment of line of credit with bank.....................               -              -    (14,000,000)         (14,000,000)
Repayment of note payable.................................               -       (22,975)    (35,510,887)         (12,245,651)
      Net cash provided by (used in) financing activities.      10,521,788       (22,975)     150,036,405          232,976,430

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
 .........................................................    (18,620,899)   (60,177,610)      86,581,726           $7,791,654
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  26,412,553     86,590,163           8,437                    -
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $7,791,654    $26,412,553     $86,590,163           $7,791,654
                                                              ============   ============    ============        =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
     Income taxes.........................................            $800         $5,471            $800              $11,071
     Interest.............................................               -              -      $1,722,551           $3,028,240
Warrants issued with debt.................................               -              -               -             $306,168
Transfer of property from EKI.............................               -              -               -              $28,745
Conversion of preferred stock to common stock.............               -              -         $69,888              $69,888

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     In 1998, all outstanding preferred stock was converted to common stock resulting in an increase of $69,888 in the par value of common stock.

     Non-cash compensation of $114,761 was recorded in 1998, representing the difference between fair market value and exercise price of options on the date of grant.

See notes to financial statements.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Basis of Presentation and Nature of Operations

EarthShell Corporation ( "EarthShell or the Company") was incorporated in Delaware on November 1, 1992 and is a majority-owned subsidiary of E. Khashoggi Industries, LLC (together with its predecessor entities, "EKI"). Both the Company and EKI are development stage enterprises. In connection with the formation of the Company, the Company entered into an Amended and Restated License Agreement (the "License Agreement") for certain technology developed by EKI, exclusively for use in connection with the manufacture and sale of selected disposable food and beverage containers for use in the foodservice industry. Investments in affiliated companies with a 20% to 50% ownership interest where control does not exist are accounted for on the equity method. The accompanying financial statements reflect only the costs and expenses related to the application of the technology under development since the Company's formation on November 1, 1992.

Management has made estimates and assumptions in the preparation of these financial statements that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ.

Operations and Financing

Since its inception on November 1, 1992, the Company has been in the development stage and has experienced aggregate net losses through December 31, 2000 of approximately $194 million. The Company has not recorded any revenues from operations since its inception, and proceeds from sales of hinged lid containers to date have been booked as an offset to the cost of startup manufacturing operations. The Company has implemented a number of procedures to reduce costs not necessary to complete the commercialization of the products using its initial manufacturing facility or next generation manufacturing development. The Company expects to continue to incur operating losses until its products are commercially produced and achieve broader market acceptance and market penetration. Successful future operations and recovery of the Company's investment in its property and equipment depends upon the Company commercializing its products using its initial manufacturing facility and ultimately, commercializing multiple products and achieving broader market acceptance and penetration.

As the first step in its strategy, the Company has continued to work closely with McDonald’s Corporation® ("McDonald’s") and McDonald’s primary packaging supplier, Perseco, in developing and testing a prototype container for the Big Mac® sandwich. The Company and its licensee, Sweetheart, have constructed a commercial manufacturing facility in Owings Mills, Maryland, and have been progressing through an intensive product validation process with Perseco with respect to this product. The debugging and start-up of the manufacturing facility have taken much longer and cost more money than originally anticipated. However, as of March 2001, the product design of the EarthShell hinged-lid container for the Big Mac® sandwich has been finally approved by McDonald’s system in the U.S.

To date, over seven million EarthShell containers for the Big Mac® sandwich have been purchased and used on a continuous validation test basis in select McDonald’s stores in the Chicago area. In March 2001, following a thrid party audit of product performance of an improved product design to enhance the functionality and performance of the package (including a "double-tab" design and a revised process for the application of the exterior coating). McDonald’s advised the Company that the EarthShell container for the Big Mac® sandwich meets the product design, performance, and quality criteria for use in the McDonald’s system. After necessary adjustments to manufacturing lines to incorporate these recent design modifications, it is anticipated that distribution of the container will be expanded throughout the Chicago area to confirm full manufacturing capability and economics of the sandwich container.

The Company has been advised that McDonald’s intends to use the EarthShell container for the Big Mac® sandwich in its U.S. restaurants, based on continuing performance against expectations and product availability, and competive pricing.

To ensure that the Company will have the capital in 2001 to continue funding the facility at Sweetheart, and to proceed with its next generation development, and to fund the design and development of its next commercial facility, the Company is in financing discussions with certain financial institutions. On May 3, 2000, the Company signed an agreement with Acqua Wellington North American Equities Fund, LTD ("Acqua Wellington"), pursuant to which the Company may, from time to time and in its sole discretion during the 12 months following the date of the agreement, present Acqua Wellington with draw-down notices requiring Acqua Wellington to purchase up to $2,500,000 of the Company's common stock in respect of each draw-down notice. The Company will issue and sell the shares to Acqua Wellington at a per-share price equal to the average price of the Company's common stock over a period of time after the draw-down notice less a discount of 5%. The Company may present Acqua Wellington with up to 12 drawdown notices during the term of the agreement. In addition, the agreement gives Acqua Wellington the option to purchase an additional $2.5 million of the Company's common stock per month for the same twelve months, subject to certain conditions.

Although the common stock purchase agreement with Acqua Wellington provides that the Company generally may not draw down unless the Company's common stock is trading at $3.00 per share or more, Acqua Wellington has continued to purchase shares from EarthShell from time-to-time at negotiated prices, when the market price for EarthShell is less than $3.00 per share. In addition, for the drawdown period ended October 26, 2000, as partial consideration for Acqua Wellington agreeing to accept the drawdown with minimum trading prices below $3.00 per share, the Company has issued to Acqua Wellington warrants to purchase 830,234 shares of common stock at an exercise price per share of 115% of the purchase price per share of the common stock issued and sold in respect of such drawdown period.

During the year ended December 31, 2000 and consistent with the stock purchase agreements between the Company and Acqua Wellington described above, the Company issued approximately 4.5 million shares of common stock and received net proceeds from such issuance of approximately $10.5 million. In late December, the Company filed a new S-3 registration statement covering the issuance of up to 15 million additional shares of common stock. In addition, the Company has obtained an extension of it commitment from Acqua Wellington for an additional 12 months.

The Company is also pursuing additional commitment of financing for 2001. While the Company has no current commitments for additional financing beyond the funding described, the Company believes that efforts to obtain additional financing will be successful. However, the Company cannot assure it will be able to obtain such financing on favorable terms, if at all. If the required financing can not be obtained on a timely basis, the Company will scale back its development activities to conserve resources until financing becomes available.

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

Restricted Cash

At March 30, 1998, a certificate of deposit for $3,500,000 was opened as collateral on the letter of credit related to the Company's obligation under a letter agreement between the Company's majority stockholder, EKI, and the Company relating to a patent purchase agreement between EKI and a third party as discussed in the Commitments note and is classified as restricted cash on the balance sheet at December 31, 2000 and 1999.

Short-term Investments

Investments are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 and are classified as available for sale. This standard requires that certain debt and equity securities are to be adjusted to market value at the end of each accounting period. At December 31, 1999, the market value of short-term investments approximated market value. There were no short-term investments at December 31, 2000.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding plus an assumed increase in common shares outstanding for dilutive securities. Net loss as reported is adjusted for preferred dividends. Dilutive securities consist entirely of stock options and warrants to acquire common stock for a specified price and their dilutive effect are measured using the treasury stock method. Basic and diluted loss per common share is the same because the impact of dilutive securities is anti-dilutive. Incremental dilutive shares which would be issuable using the treasury stock method would be 70,906, 209,120, and 517,972 at December 31, 2000, 1999, and 1998, respectively.

Accounting Standard

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments imbedded in other contracts, and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the balance sheet at fair value. SFAS No. 133 becomes effective for all fiscal years beginning after June 15, 2000 as amended by SFAS No. 137, "Accounting in Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." The Company will implement SFAS No. 133 in fiscal 2001. The Company does not expect any significant impact of implementing these standards.

Evaluation of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company evaluates the potential impairment of long-lived assets based on replacement cost or projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be fully recoverable. Because of delays, design changes, and cost overruns experienced in the installation and commercialization of the Company's initial manufacturing facility, an evaluation for potential impairment of property and equipment was performed as of December 31, 2000 and December 31, 1999 using projected undiscounted cash flows expected from this facility during a 15-year operating cycle. Based on these projections, and after abandonment of property and equipment, management believes no impairment of this facility existed at December 31, 2000 and December 31, 1999.

Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization is provided by the straight-line method for financial reporting purposes based upon the estimated useful lives of the assets which range from three to twenty years. The cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income. Renewals and betterments are capitalized. Repairs and maintenance are charged to expense when incurred and were $228,239 in 2000, $167,919 in 1999, and $24,146 in 1998. The Company abandoned $12.0 million in 2000, $2.3 million in 1999, and $3.4 million in 1998 of equipment related to commercializing technology for its first manufacturing plant. The abandonment charges are expensed to the category, Other research and development, in the Statement of Operations for the Company.

The Company abandoned $11 million in the fourth quarter of 2000 related to the property and equipment located at the Owings Mills, facility. The quantities of product produced and used in the clamshell validation process to date have been minor relative to the intended capacity of the Owings Mills facility. In December 2000, management determined that the manufacturing configuration will have to be modified somewhat and additional process improvements implemented to accommodate the recent product design changes and to achieve the design capacity of the plant. The reconfiguration of the lines will result in a simplified manufacturing process, and as a result of these improvements and modifications to the equipment the Company recognized the abandonment charge described.

The Company abandoned $0.7 million in 1999 related primarily to leasehold improvements at its office space in Maryland. The Company has consolidated its space during 1999 and 2000.

The cost and accumulated depreciation of property and equipment at December 31 were as follows:

                                                                      2000             1999
Commercial Manufacturing Property:  Construction in progress
         Sweetheart Cup Company............................... $35,355,723      $44,473,386

Product Development Center
         Equipment............................................   4,541,344        4,541,344
         Construction in progress.............................   7,066,882        2,919,322
         Leasehold improvements...............................     571,361          559,787
                                                                12,179,587        8,020,453

Office equipment & furniture..................................     425,893          340,292

Total cost....................................................  47,961,203       52,834,131

Less:  accumulated depreciation...............................(11,695,556)      (5,478,749)
Property and equipment - net.................................. $36,265,647      $47,355,382
                                                               ===========      ===========

Investment in Joint Venture

On May 24, 1999, the Company entered into a joint venture agreement with Huhtamäki Van Leer to commercialize EarthShell Products throughout Europe, Australia, New Zealand, and, on a country by country basis, Asia. Polarcup EarthShell ApS, a Danish holding company, was formed for the purpose of establishing operating companies to manufacture, market, sell and distribute EarthShell Products.

The Company contributed approximately 10,000 Euros as nominal share capital and 500,000 Euros for start-up capital. The Company is required to pay for the development of the initial prototypes of the next generation manufacturing systems. After both joint venture partners agree that acceptable next generation manufacturing economics can be achieved, the joint venture partners will share in the commercialization costs on an equal basis. During 2000 and 1999, the Company recorded its equity in the losses of $21,890 and $70,120, respectively, on its investment in Polarcup EarthShell ApS.

Related Party Transactions

In connection with the formation of the Company, the Company entered into an Amended and Restated License Agreement (the “License Agreement”), which was amended in 1998, with EKI to manufacture, use, sell and sublicense certain foodservice disposable products and to use certain trademarks owned by EKI in connection with the products covered under the License Agreement. The license continues in effect during the life of the patents licensed under the License Agreement covering the technologies.

The Company’s product and manufacturing process development offices and some administrative offices are located in shared facilities with EKI. In addition, the conduct of the Company’s current operations requires sharing of technical support and management personnel of EKI, primarily to assist in furthering the Company’s development of the licensed technology and product applications. To confirm these arrangements, the Company and EKI entered into a Technical Services and Sublease Agreement (the “Prior Technical Services Agreement”), effective July 1, 1994. Under the terms of the Prior Technical Services Agreement, the Company paid EKI for all direct project labor hours incurred at specified hourly billing rates and direct expenses incurred on approved projects. The specified hourly billing rates, which are subject to revision semiannually, are fully burdened to include all EKI facility, equipment and overhead costs and vary according to job classification. The intercompany rates were compared to a market rate study previously prepared by an independent third party provider of similar services and were within the range of average market rates for each job classification. Effective January 1, 2001, EarthShell hired directly from EKI those personnel critical to EarthShell’s development program going forward, and will discontinue its use of EKI technical services. The Company will continue to share a key officer with EKI.

The Company also subleased office space from EKI for $5,600 per month under this agreement. The Prior Technical Services Agreement terminated on September 30, 1997. Effective October 1, 1997, the Company entered into an Amended and Restated Technical Services and Sublease Agreement (the “Technical Services Agreement”) that contains substantially the same terms as the Prior Technical Services Agreement and expires on December 31, 2002. For the years ended December 31, 2000, 1999, and 1998, the Company paid or accrued $8,654,612, $11,663,499, and $8,883,365, respectively, for services performed under these agreements and $67,200 in sublease payments for each of the respective periods.

For the years ended December 31, 2000 and December 31, 1999 and pursuant to resolutions adopted by the Board of Directors during 1999, the Company paid or accrued $117,289 and $146,909, respectively, to EKI for salaries and benefits paid by EKI for administrative support personnel.

The Company and EKI entered into the Amended and Restated Agreement for Allocation of Patent Costs (the “Patent Agreement”), effective October 1, 1997. Until September 30, 1999, the Company paid all costs associated with prosecuting, filing, maintaining or acquiring patents and patent applications in connection with patents and patent applications that are directly related to foodservice disposables. After September 30, 1999, the Company is obligated to pay all costs associated with prosecuting, filing, maintaining or acquiring patents and patent applications in connection with technology that primarily benefits the foodservice disposables applications licensed to the Company (as compared with applications of such patents and patent applications outside of the foodservice disposables field of use). EKI will pay for all other patent related costs. EKI and the Company will review, on a biennial basis, the comparative benefits of each existing patent and patent application to determine whether EarthShell Products derive the principal benefits from the patent or patent application in question and will allocate the associated patent costs for the ensuing two-year period accordingly. No party will have the right to be reimbursed for any costs following notification in writing by the other party that it does not desire to incur such costs.

Any costs incurred by EKI or the Company in connection with filing, prosecuting, and maintaining patents or patent applications prior to December 31, 1997 were allocated in accordance with the terms and provisions of the prior patent agreement between the Company and EKI (the “Prior Patent Agreement”) which expired September 30, 1997. Under the Prior Patent Agreement, the Company reimbursed EKI for all costs associated with prosecuting, filing and maintaining patents and patent applications in connection with technology that was directly related to food and beverage containers within, or which had significant teachings with respect to, the field of use licensed to the Company. EKI paid for all other patent related costs. Under the Prior Patent Agreement, the patents and patent applications are the property of EKI, and EKI may obtain a benefit therefrom other than under the License Agreement, including the utilization and/or licensing of the patents and related technology in a manner or for uses unrelated to the License Agreement. Under these agreements, legal fees of $362,244 $644,584, and $485,670 were paid to or on behalf of EKI during 2000, 1999, and 1998, respectively.

The amount payable to the majority stockholder of $266,312 and $1,385,737 as of December 31, 2000 and 1999, respectively, includes amounts due to EKI under the Technical Services Agreement and the Prior Technical Services Agreement and the Patent Agreement and the Prior Patent Agreement.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following:

                                                        December 31,
                                                  2000                1999
Trade payables .........................       $4,755,738          $3,031,768
Accrued expenses .......................          700,186           1,054,684
Salaries, wages and benefits............          454,973             920,524
Deferred payments on purchases..........                -             119,614
                                             $  5,910,897        $  5,126,590
                                             ============        ============

Commitments

The Company has committed to capital equipment expenditures for the Sweetheart installation and the second generation of manufacturing equipment of $3.0 million as of December 31, 2000.

Effective October 1, 1999, the Company entered into a lease, effective October 1, 1999, for 34,956 square feet of research and development space in Maryland that expires in October 2004. This lease was terminated effective October 15th, 2000 and concurrently the Company entered into a three-year lease for 3,353 square feet of office space in Lutherville, Maryland. The Company leases 54,800 square feet of space for its product development center in Goleta, California. This lease expires on June 30, 2003. The Company’s monthly lease payment with respect to this space is $41,905. All leases provide the Company with options to renew the leases subject to certain conditions.

Future minimum lease payments required under these leases as of December 31, 2000 are as follows:

2001...............................          $684,242
2002...............................           568,249
2003...............................           258,567
Total..............................        $1,511,058
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

The Company’s obligation to the seller of the technology will be reduced by 5% of the purchase price of any equipment purchased by EKI, the Company or its licensees or joint venture partners from the seller of the technology. In addition, the Company is required to pay $3,000,000 over the five year period commencing January 1, 2004 if EKI, the Company or the Company’s licensees or joint venture partners have not purchased, by December 31, 2003, at least $35,000,000 of equipment from the seller of the technology and EKI, the Company or the Company’s licensees or joint venture partners make active use of the purchased technology. EKI has agreed to indemnify the Company to the extent the Company is required to pay any portion of this $3,000,000 obligation solely as a result of EKI’s or its licensees’ active use of such patents and related technology (other than use by the Company or its sublicensees).

Contingencies

On August 2, 1999, Novamont S.p.A., an Italian company specializing in the manufacture of a biodegradable plastic resin and products, filed a complaint in the United States District Court for the Northern District of Illinois alleging four counts of infringement of three patents. The Company has analyzed all three patents and believes it has meritorious defenses and has been vigorously defending the lawsuit. During 2000, Novamont agreed to dismiss three of the four claims without prejudice. The Company has filed a motion for summary judgement and will continue to defend the remaining infringement claim. The Company believes this legal proceeding will not have a material adverse effect on the Company’s financial condition or results of operations. However, the ultimate resolution of this claim is subject to many uncertainties. It is possible that the Company could suffer an adverse determination in this proceeding which could have a material adverse effect on the Company’s financial position, operating results or cash flows when resolved in a future reporting period.

Retirement Benefits

The Company established a qualified 401(k) plan for all of its employees in 1998. The 401(k) plan allows employees to contribute, on a tax-deferred basis, up to fifteen percent of their annual base compensation subject to certain regulatory and plan limitations. The Company uses a discretionary matching formula that matches one half of the employee’s 401(k) deferral up to a maximum of six percent of annual base compensation for 2000 and three percent for 1999. The 401(k) employer match was $61,189 in 2000, $100,492 in 1999, and $9,929 in 1998.

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

To facilitate the sale by stockholders of Series A preferred stock in the Company’s March 1998 initial public offering of common stock, 3,993,404 shares of the 6,988,850 shares of outstanding Series A preferred stock were converted to 3,993,404 shares of common stock. A portion of the converted shares was sold in the initial public offering by stockholders. In April 1998, the Board of Directors declared a cash dividend to preferred stockholders of $1.40 per share based on the dividend rate of 8% per annum on the liquidation preference of the shares. The total dividends paid were $9,725,201. By notice dated May 13, 1998, the Company called for redemption, effective July 14, 1998, of the remaining 2,995,446 shares of Series A preferred stock. In August 1998, the Board of Directors declared a cash dividend to former preferred stockholders of $.0033 per share based on the dividend rate of 8% per annum of the liquidation preference pursuant to the Certificate of Designation, Preferences Relative, Participating, Optional and Other Special Rights for Series A Cumulative Senior Convertible Preferred Stock, which provided for dividends to accrue until the time of conversion, together with interest thereon at the rate of 8% per annum from the date of conversion until the date of payment. Total dividends and interest paid to the remaining Series A preferred stockholders was $201,502. As of September 30, 1998, all outstanding shares of Series A preferred stock had been converted to common stock.

Stock Options

The Company established the EarthShell Corporation 1994 Stock Option Plan in 1994 (the “1994 Plan”). The Company subsequently established the EarthShell Corporation 1995 Stock Incentive Plan in 1995 (the “1995 Plan”) which effectively supersedes the 1994 Plan for options issued on or after the date of the 1995 Plan’s adoption. The 1994 and 1995 Plans as amended (the “Plans”), provide that the Company may grant an aggregate number of options for up to 10,000,000 shares of common stock to employees, directors and other eligible persons as defined by the Plans. Options issued to date under the 1994 Plan and the 1995 Plan generally vest over varying periods from 0 to 5 years and generally expire 10 years from the date of grant.

Stock option activity is as follows:

                                                                             Weighted
                                                                              Average
                                                             Option Price    Exercise
                                                  Shares      Per Share         Price

   Outstanding at January 1, 1998...........   1,158,040          -             $6.60
   Options granted..........................     670,000        $21.00         $21.00
   Options canceled or expired .............    (91,920)     $7.63-$21.00      $17.67
   Outstanding at December 31, 1998.........   1,736,120          -            $11.57
   Options granted..........................   1,474,000     $5.00-21.00        $6.21
   Options canceled or expired..............   (925,870)     $3.82-$21.00      $11.64
   Outstanding at December 31, 1999.........   2,284,250          -             $8.08
                                               =========
   Options granted..........................     425,000     $1.50-21.00        $6.45
   Options canceled or expired..............   (386,630)     $5.00-$21.00      $11.10
   Outstanding at December 31, 2000.........   2,322,620          -             $7.26
                                               =========

The following table summarizes information about stock options outstanding at December 31, 2000:

                                  Options Outstanding                                  Options Exercisable
                      Number      Weighted-Average                               Number
    Exercise       Outstanding       Remaining         Weighted-Average         Exercisable     Weighted-Average
     Prices        at 12/31/00    Contractual Life      Exercise Price          At 12/31/00      Exercise Price

     $ 1.50             30,000                9.80               $1.50                     -              $1.50
     $ 3.78            160,000                4.68               $3.78                     -              $3.78
     $ 3.82            402,170                3.24               $3.82               402,170              $3.82
     $ 4.00             45,000                9.52               $4.00                     -              $4.00
     $ 5.00            955,000                8.78               $5.00               276,250              $5.00
     $ 7.63            281,650                5.05               $7.63               281,650              $7.63
     $10.69            125,000                3.37              $10.69               125,000             $10.69
     $15.20             78,600                3.26              $15.20                78,600             $15.20
     $16.80             26,200                1.02              $16.80                26,200             $16.80
     $21.00            219,000                7.83              $21.00                91,000             $21.00
                     2,322,620                6.46               $7.26             1,280,870              $7.77
                     =========                                                     =========

The Company accounts for its 1994 and 1995 Plans in accordance with Accounting Principles Board Opinion No. 25. To measure stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each option grant will be amortized as pro forma compensation expense over the vesting period of the options. The following table sets forth the assumptions used and the pro forma net loss and loss per share resulting from applying SFAS No. 123.

                                                    Year Ended,          Year Ended,          Year Ended,
                                                 December 31, 2000   December 31, 1999    December 31, 1998

Net loss available to common stockholders:
   As reported..................................    $48,911,605          $44,188,443          $27,396,865
   Pro forma....................................    $49,872,536          $44,709,965          $28,374,937
Net loss per common share:
   As reported..................................          $0.48                $0.44                $0.29
   Pro forma....................................          $0.49                $0.45                $0.30
Risk-free interest rate.........................          5.40%                5.89%                 5.5%
Expected life in years..........................            4.0                  4.0                  4.0
Volatility......................................           139%                  79%                  60%
Weighted average fair value of options
granted during the year.........................          $3.25                $2.43                $3.81

Stock Warrants

On June 7, 1996, in consideration of a $3,000,000 line of credit financing arrangement, the Company issued a warrant which entitled the lender to purchase common stock shares equal to $150,000 divided by the price per share of the Company’s common stock in the initial public offering. The warrant exercise price was equal to the initial public offering price and could be exercised at any time following six months after the initial public offering by the Company and prior to its expiration date of June 7, 2001.

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

On December 31, 1997, the line of credit was increased to $14,000,000 and an additional warrant was issued which entitled the lender to purchase $50,000 in common stock at a price per share equal to 110% of the initial public offering price. This warrant expires on December 31, 2004. The warrants issued in 1997 were valued at $59,898 based upon the Company’s option pricing model.

On October 26, 2000, and as partial consideration for Acqua Wellington agreeing to accept the drawdown with minimum trading prices below $3.00 per share, the Company has issued to Acqua Wellington warrants to purchase 830,234 shares of common stock at an exercise price of 115% of the purchase price per share of the common stock issued and sold in respect of such drawdown period.

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

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial and tax reporting purposes. At December 31, 2000 and 1999, deferred tax assets were comprised primarily of the following:

                                                        2000             1999
Federal:
   Depreciation.................................      ($7,348)         $164,859
   Capitalized operating expenses...............    12,848,166        9,819,959
   Capitalized research and development.........       301,111          322,555
   Deferred compensation........................     1,091,917        1,091,917
   Deferred contributions.......................       359,721          359,721
   Net operating loss carryforward..............    52,746,419        36,897,671
                                                    67,339,986       48,656,682
                                                   ===========      ===========
State:
   Depreciation.................................       (2,010)           45,094
   Capitalized operating expenses...............     3,514,351        2,686,047
   Capitalized research and development.........    10,008,188        5,382,581
   Deferred compensation........................       298,672          298,672
   Deferred contributions.......................        98,394           98,394
   Net operating loss carryforward..............    10,127,203        3,278,952
                                                    24,044,798       11,789,740

Deferred tax asset..............................    91,384,784       60,446,422
Valuation allowance.............................  (91,384,784)     (60,446,422)

   Net deferred tax asset.......................  $          -      $         -
                                                  ============     ============

The valuation allowance increased by $30,938,362, $16,172,506, and $12,438,940 during the years ended December 31, 2000, 1999, and 1998 respectively, as a result of changes in the components of the deferred tax items.

For federal income tax purposes, the Company has net operating loss carryforwards of $155,136,526 as of December 31, 2000 that expire through 2020. For state income tax purposes, the Company has California net operating loss carryforwards of $13,213,448 of December 31, 2000 that expire through 2005, and Maryland net operating loss carryforwards of $127,987,634 that follow the federal treatment and expire in 2020.

Income tax expense for 2000, 1999, and 1998 consists primarily of the minimum state franchise tax.

Quarterly Financial Information (Unaudited)

                                                      First          Second           Third           Fourth         Total Year
2000:
Other Research and development expenses........    $4,069,721      $4,908,675      $4,888,075      $14,744,287     $28,610,758
Related party research and development.........     1,984,423       2,486,429       2,053,602        2,130,158       8,654,612
Related party patent expense...................       143,390         126,383          51,124           41,347         362,244
General and administrative.....................     1,987,910       2,238,128       2,096,661          363,078       6,685,777
Net loss common shareholders...................     9,165,568      10,890,363      10,249,079       18,606,595      48,911,605
Basic and diluted loss per common share........         $0.09           $0.11           $0.10            $0.18           $0.48
Weighted average common shares outstanding.....
                                                  100,045,166     100,381,321     101,352,816      103,871,798     101,419,330
Market price per common share (1)
    High.......................................       $6 7/16        $4 41/64         $3 1/32           $3 3/4         $6 7/16
    Low........................................        $3 3/4              $3         $1 3/16          $ 27/32         $ 27/32
    Close......................................        $4 1/8         $3 1/32          $1 1/4          $1 9/32         $1 9/32

1999:
Research and development expenses..............    $3,301,905      $4,026,548      $6,151,749       $5,326,896     $18,807,098
Related party research and development.........     2,400,310       2,957,725       2,683,296        3,622,168      11,663,499
Related party patent expense...................       301,747          26,273         167,486          149,078         644,584
General and administrative.....................     3,001,856       4,696,307       2,608,145        1,351,588      11,657,896
Net loss common shareholders...................     8,260,033      12,202,330      12,391,826       11,334,254      44,188,443
Basic and diluted loss per common share........         $0.08           $0.12           $0.12            $0.11           $0.44
Weighted average common shares outstanding.....
                                                  100,045,166     100,045,166     100,045,166      100,045,166     100,045,166
Market price per common share (1)
    High.......................................       $17 3/8       $10 11/16              $8           $5 1/2         $17 3/8
    Low........................................      $8 35/64              $6          $3 7/8         $1 13/32        $1 13/32
    Close......................................        $9 3/4              $7          $3 7/8           $4 1/4          $4 1/4

(1) The Company's common stock commenced trading on The Nasdaq Stock Market on March 24, 1998.