Form 10-Q
period 2001-03-31
EARTHSHELL CORP
filed 2001-05-15
CIK 911801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

Registrant's telephone number, including area code: (805) 897-2248

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

The number of shares outstanding of the registrant's common stock as of May 4, 2001 is 108,594,194.

EARTHSHELL CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2001

INDEX

Part I. Financial Information
     Item 1.    Financial Statements                                                   Page
                a)  Balance Sheets
                    as of March 31, 2001 and December 31, 2000 (unaudited).........      1

                b)  Statements of Operations
                    for the three months ended March 31, 2001 and March 31, 2000
                    (unaudited) and for the period from November 1, 1992 (inception)
                    through March 31, 2001 (unaudited).............................      2

                c)  Statements of Stockholders' Equity (Deficit)
                    for the period from November 1, 1992 (inception) to March 31,
                    2001 (unaudited)...............................................      3

                d)  Statements of Cash Flows
                    for the three months ended March 31, 2001 and March 31, 2000
                    (unaudited) and for the period from November 1, 1992 (inception)
                    through March 31, 2001 (unaudited).............................      4

                e)  Notes to Financial Statements
                    (unaudited)....................................................      5

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations................................      6

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........     10

Part II. Other Information

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
BALANCE SHEETS

                                                                March 31,        December 31,
                                                                  2001              2000
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents...........................        $3,196,501        $7,791,654
     Prepaid expenses and other current assets...........           576,365           492,889
         Total current assets............................         3,772,866         8,284,543

RESTRICTED CASH..........................................         3,500,000         3,500,000

PROPERTY AND EQUIPMENT, NET..............................        36,292,183        36,265,647

INVESTMENT IN JOINT VENTURE..............................           400,928           423,428

TOTAL....................................................       $43,965,977       $48,473,618
                                                              =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses................        $4,317,083        $5,910,897
    Trade payable to majority stockholder................          -                  266,312
        Total current liabilities........................         4,317,083         6,177,209

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value, 10,000,000 shares
        authorized; 9,170,000 Series A shares designated;
        no shares issued and outstanding as of March 31,
        2001 and December 31, 2000.......................                 -                 -
     Common stock, $.01 par value, 200,000,000 shares
        authorized; 108,594,194 and 104,502,335 shares
        issued and outstanding as of March 31, 2001 and
        December 31, 2000................................         1,085,942         1,045,023
     Additional paid-in common capital...................       240,601,552       235,192,471
     Deficit accumulated during the development stage....     (202,038,600)     (193,941,085)

Total stockholders' equity...............................        39,648,894        42,296,409

TOTAL....................................................       $43,965,977       $48,473,618
                                                              =============     =============

                                     See notes to financial statements.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                        November 1,
                                                                           1992
                                                    For the             (inception)
                                                     Three                through
                                                Ended March 31,          March 31,
                                               2001         2000           2001
 Expenses:
 Related party research and development       $326,307    $1,984,423     $67,251,895
 Other research and development......        4,420,431     4,069,721      67,613,052
 Related party general and administrative
    expenses.........................                -        44,301       2,240,502
 Other general and administrative
    expenses.........................        2,184,906     1,987,910      45,335,439
 Depreciation and amortization.......        1,285,183     1,422,254      14,773,101
 Related party patent expenses.......                -       143,390       8,693,105
 Total expenses......................        8,216,827     9,651,999     205,907,094

 Interest income.....................        (119,312)     (486,431)    (10,439,034)
 Related party interest expense......                -             -       4,770,731
 Other interest expense..............                -             -       1,788,738
 Loss Before Income Taxes............        8,097,515     9,165,568     202,027,529

 Income Taxes........................                -             -          11,071
 Net Loss............................        8,097,515     9,165,568     202,038,600
 Preferred Dividends ................                -             -       9,926,703
 Net Loss Available To Common
    Stockholders.....................       $8,097,515    $9,165,568    $211,965,303
                                          ============  ============   =============
 Basic And Diluted Loss Per Common
    Share............................            $0.08         $0.09           $2.38
 Weighted Average Number Of Common
    Shares...........................      106,982,760   100,045,166      89,141,612

                                      See notes to financial statements.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

                                                                                                             Deficit
                               Cumulative Convertible  Additional                             Additional    Accumulated
                                   Preferred Stock      Paid-In                                Paid-In        during
                                      Series A         Preferred          Common Stock          Common       Develop-
                                  Shares     Amount     Capital        Shares      Amount      Capital      ment Stage         Total

ISSUANCE OF COMMON STOCK
   AT INCEPTION.............             -         -             -   82,530,000      $3,150        $6,850               -        $10,000
Sale of preferred stock,
   net......................     6,988,850      $267   $24,472,734            -           -             -               -     24,473,001
Net loss....................             -         -             -            -           -             -    $(7,782,551)    (7,782,551)
BALANCE, DECEMBER 31, 1993       6,988,850       267    24,472,734   82,530,000       3,150         6,850     (7,782,551)     16,700,450
Net loss....................             -         -             -            -           -             -    (16,582,080)   (16,582,080)
BALANCE, DECEMBER 31, 1994       6,988,850       267    24,472,734   82,530,000       3,150         6,850    (24,364,631)        118,370
Contribution to equity......             -         -             -            -           -     1,117,723               -      1,117,723
Net loss....................             -         -             -            -           -             -    (13,914,194)   (13,914,194)
BALANCE, DECEMBER 31, 1995       6,988,850       267    24,472,734   82,530,000       3,150     1,124,573    (38,278,825)   (12,678,101)
Contribution to equity......             -         -             -            -           -       650,000               -        650,000
Issuance of stock warrants..             -         -             -            -           -       246,270               -        246,270
Net loss....................             -         -             -            -           -             -    (16,950,137)   (16,950,137)
BALANCE, DECEMBER 31, 1996       6,988,850       267    24,472,734   82,530,000       3,150     2,020,843    (55,228,962)   (28,731,968)
Compensation related to
   stock options and
   warrants.................             -         -             -            -           -     3,156,659               -      3,156,659
Net loss....................             -         -             -            -           -             -    (18,992,023)   (18,992,023)
BALANCE, DECEMBER 31, 1997       6,988,850       267    24,472,734   82,530,000       3,150     5,177,502    (74,220,985)   (44,567,332)
262 to 1 stock split........             -    69,621      (69,621)            -     822,150     (822,150)               -              -
Conversion of preferred
   stock to common stock....   (6,988,850)  (69,888)  (24,403,113)    6,988,850      69,888    24,403,113               -              -
Issuance of common stock....             -         -             -   10,526,316     105,263   205,883,493               -    205,988,756
Preferred stock dividends...             -         -             -            -           -   (9,926,703)               -    (9,926,703)
Net loss....................             -         -             -            -           -             -    (26,620,052)   (26,620,052)
BALANCE, DECEMBER 31, 1998               -         -             -  100,045,166   1,000,451   224,715,255   (100,841,037)    124,874,669
Net loss....................             -         -             -            -           -             -    (44,188,443)   (44,188,443)
BALANCE, DECEMBER 31, 1999               -         -             -  100,045,166   1,000,451   224,715,255   (145,029,480)     80,686,226
Net Loss....................             -         -             -            -           -             -    (48,911,605)   (48,911,605)
Issuance of common stock....             -         -             -    4,457,169      44,572    10,477,216                     10,521,788
BALANCE, DECEMBER 31, 2000               -         -             -  104,502,335   1,045,023   235,192,471   (193,941,085)     42,296,409
Net Loss....................             -         -             -            -           -             -     (8,097,515)    (8,097,515)
Issuance of common stock....             -         -             -    4,091,859      40,919     5,409,081               -      5,450,000
BALANCE, MARCH 31, 2001                  -         -             -  108,594,194  $1,085,942  $240,601,552  $(202,038,600)    $39,648,894
                               ===========  ========  ============  ===========  ==========  ============  ==============   ============

                                       See notes to financial statements

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                 For the             November 1,
                                                           Three Months Ended           1992
                                                                March 31,            (inception)
                                                                                       through
                                                                                      March 31,
                                                           2001          2000           2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..........................................     $(8,097,515)  $(9,165,568)  $(202,038,600)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization..................        1,285,183     1,422,254      14,773,102
   Issuance of stock options to director, consultant
      and officer.................................                -             -       3,861,522
   Amortization of debt issue costs...............                -             -         271,277
   Loss on sale or disposal of property and equipment             -       194,937      18,486,753
   Loss from investment in joint venture..........           22,500        31,598         114,510
   Net Loss on Sale of Investments................                -             -          32,496
   Accretion of Discounts on Investments..........                -             -       (410,084)
Changes in operating assets and liabilities:
   Prepaid expense and other current assets.......         (83,476)     (244,971)       (576,365)
   Accounts payable and accrued expenses..........      (1,593,814)     (877,565)       4,317,082
   Trade payable to majority stockholder..........        (266,312)     (850,941)               -
      Net cash used in operating activities.......      (8,733,434)   (9,490,256)   (161,168,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments................                -   (2,101,286)    (52,419,820)
Purchase of restricted time deposit...............                -             -     (3,500,000)
Proceeds from sales and redemptions of investments                -             -      52,797,408
Proceeds from sale of property and equipment......                -             -         297,670
Investment in joint venture.......................                              -       (515,438)
Purchase of property and equipment................      (1,311,719)   (1,499,405)    (70,721,443)
   Net cash used in investing activities..........      (1,311,719)   (3,600,691)    (74,061,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable to
      stockholders................................                -             -      14,270,000
Proceeds from drawings on line of credit with bank                -             -      14,000,000
Proceeds from issuance of common stock............        5,450,000             -     237,034,424
Common stock issuance costs.......................                -             -    (15,178,641)
Preferred dividends paid..........................                -             -     (9,926,703)
Proceeds from issuance of preferred stock.........                -             -      25,675,000
Preferred stock issuance costs....................                -             -     (1,201,999)
Repayment of line of credit with bank.............                -             -    (14,000,000)
Repayment of note payable.........................                -             -    (12,245,651)

   Net cash provided by financing activities......        5,450,000             -     238,426,430

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..      (4,595,153)  (13,090,947)       3,196,501

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....        7,791,654    26,412,553               -

CASH AND CASH EQUIVALENTS, END OF PERIOD..........       $3,196,501   $13,321,606       3,196,501
                                                       ============  ============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
     Income taxes.................................                -             -         $11,071
     Interest.....................................                -             -      $3,028,240
Warrants issued with debt.........................                -             -        $306,168
Transfer of property from EKI.....................                -             -         $28,745
Conversion of preferred stock to common stock.....                -             -         $69,888

                                      See notes to financial statements.

EARTHSHELL CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2001

_____________________________________________________________________________________

Presentation of Financial Information

The foregoing interim financial information is unaudited and has been prepared from the books and records of EarthShell Corporation (the “Company”). In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Certain reclassifications have been made to prior year’s financial statements to conform to the 2001 presentation.

The accompanying unaudited financial statements and these notes do not include certain information and footnote disclosures required by generally accepted accounting principles, which were included in the Company’s financial statements for the year ended December 31, 2000. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10-K.

Basic and diluted loss per common share is calculated based on the weighted average shares outstanding of 106,982,760 and 100,045,166 for the three months ended March 31, 2001, and March 31, 2000, respectively. Basic and diluted are the same because common stock equivalents are anti-dilutive.

Related Party Transactions

For the three months ended March 31, 2001 and 2000, the Company paid or accrued $326,307 and $1,984,423 respectively, for services performed by EKI under the Amended and Restated Technical Services and Sublease Agreement effective October 1, 1997, between the Company and EKI, and $0 and $16,800 in sublease payments during the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001 and 2000, the Company paid or accrued $0 and $44,301 respectively, for related party general and administrative expense. On January 1, 2001 the Company directly hired the EKI personnel critical to the Company’s future development programs. The Company has reduced the use of EKI technical services and related expenses effective January 1, 2001.

For the three months ended March 31, 2001 and 2000, the Company paid or accrued $0 and $143,390 respectively, for the allocation of patent costs under the Amended and Restated Agreement for Allocation of Patent Costs effective October 1, 1997. Effective January 1, 2001 the Company has assumed direct responsibility to manage the maintenance of the patent portfolio underlying its license with EKI.

EARTHSHELL CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued
MARCH 31, 2001

_____________________________________________________________________________________

Property and Equipment

At March 31, 2001, property and equipment consisted of the following:

Commercial Manufacturing Equipment: Construction in progress
Sweetheart Cup                                           $35,399,991
Company.............................................

Product Development Center:
     Equipment......................................       3,793,737
     Construction in progress.......................       8,733,686
     Leasehold improvements.........................         571,361
                                                          13,098,784

Office equipment & furniture........................         774,146

Less: accumulated depreciation and amortization.....    (12,980,738)

Property and equipment - net........................     $36,292,183
                                                        =============

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information contained in this Quarterly Report on Form 10-Q including "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial results to differ substantially from those anticipated by management that are described herein. Factors influencing the Company's operating performance and financial results include, but are not limited to, changes in the general economy, the availability of financing, governmental regulations concerning, but not limited to, environmental issues, and other risks and unforeseen circumstances affecting the Company's business and should be read in conjunction with other factors discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Results of Operations

EarthShell Corporation (the "Company") was organized in November 1992 as a Delaware corporation and is a development stage company engaged in the commercialization of a proprietary composite material, designed with the environment in mind, for the manufacture of disposable packaging for the foodservice industry, such as hinged-lid containers, plates, bowls, sandwich wraps, and cups.

E. Khashoggi Industries LLC, the Company's principal stockholder, or its predecessors ("EKI"), has been involved since July 1985, in the development of various new material technologies including the new EarthShell composite material. The Company has an exclusive, worldwide, royalty-free license from EKI to use and license the EKI technology to manufacture and sell disposable, single-use containers for packaging or serving food or beverages intended for consumption within a short period of time ("EarthShell Products"). The Company does not have the right to use the EKI technology for other purposes.

The Company licenses or joint ventures with existing manufacturers of foodservice disposables to manufacture and distribute EarthShell Products. The Company expects to derive revenues primarily from license royalties and profit distributions from joint ventures that are licensed to manufacture EarthShell Products.

The Company has experienced aggregate net losses of approximately $202 million from its inception on November 1, 1992 through March 31, 2001. The Company expects to continue to incur operating losses until its products are more broadly used and have achieved greater market acceptance and market penetration. The Company has not recorded any revenues from operations since its inception, and proceeds received by Sweetheart Cup Company from sales of hinged lid containers to date are credited as an offset to the cost of startup manufacturing operations. Successful future operations will depend upon the ability of the Company, its licensees and joint venture partners to commercialize multiple EarthShell Products.

Key Customer

As the first step in its strategy, the Company has continued to work closely with McDonald's Corporation(R) ("McDonald's") and McDonald's primary packaging supplier, Perseco, in developing and testing a container for the Big Mac(R)sandwich. The Company and its licensee, Sweetheart, have constructed a commercial manufacturing facility in Owings Mills, Maryland, and have progressed through an intensive product validation process with Perseco with respect to this product. The debugging and start-up of the manufacturing facility have taken longer and cost more money than originally anticipated. However, as of March 2001, the product design of the EarthShell hinged-lid container for the Big Mac(R)sandwich has been finally approved by McDonald's for use by the McDonald's system in the U.S.

To date, over seven million EarthShell containers for the Big Mac(R)sandwich have been purchased and used on a continuous validation test basis in select McDonald's stores in the Chicago area. In March 2001, following a third party audit of product performance of an improved product design to enhance the functionality and performance of the package (including a "double-tab" design and a revised process for the application of the exterior coating), McDonald's advised the Company that the EarthShell container for the Big Mac(R)sandwich meets the product design, performance, and quality criteria for use in the McDonald's system. After necessary adjustments to manufacturing lines to incorporate these recent design modifications, it is anticipated that distribution of the container will be expanded throughout the Chicago area to confirm full manufacturing capability and economics of the sandwich container.

The Company has been advised that McDonald's intends to use the EarthShell container for the Big Mac(R) sandwich in its U.S. restaurants, based on continuing performance against expectations and product availability, and competitive pricing, although there can be no assurance of minimum purchase commitments. With respect to specific commitments to supply product to the McDonald's system, the Company continues on a path with input from Perseco and McDonald's toward a relationship that is consistent with Perseco's customary supplier relationships. In addition, the Company is free, at any time, to seek other customers for the sandwich container produced at the Sweetheart facility.

First Commercial Manufacturing Facility

In 1998 and 1999, the Company built its first commercial manufacturing plant at Sweetheart's facility in Owings Mills, Maryland to produce the EarthShell Big Mac(R)sandwich container for sale to Perseco/McDonald's. During the first quarter, the Company operated one of three installed EarthShell Big Mac(R)container manufacturing lines in a production mode to meet the customer's immediate demand for product.

During the quarter, the Company and Sweetheart completed a product validation process with Perseco with respect to the EarthShell Big Mac(R)sandwich container. EarthShell containers have been in daily use in 128 McDonald's stores since late April 2000, and over 7.0 million containers have been used to date. The Company has met all of the validation criteria and has been approved for expansion into the Chicago area and Western region of the United States.

The quantities of product manufactured to date are small relative to the intended capacity of the lines. Although certain modifications or improvements to the lines are needed to achieve the recently approved design change and to achieve commercial capacity of the production manufacturing lines, the Company believes these three lines will be sufficient to meet the Perseco/McDonald's system requirements. Although the Company believes that the production from the first three lines will be profitable once they have been optimized and reach full design capacity, due to the protracted time delays and additional costs to initially commercialize its first plant, the Company may not realize the full economic potential of the technology with this first facility. Because the Owings Mills facility is the Company's first commercial implementation of the EarthShell technology, the Company believes that the cost incurred on the manufacturing lines in this facility will be significantly higher than the cost of manufacturing lines in subsequent facilities.

Other Products; Other Customers

In keeping with its goals to provide environmentally superior disposable packaging for use by the U.S. Government, EarthShell has provided plates and bowls over the past two years for demonstration projects with the U.S. Department of the Interior and other users, demonstrating product performance and customer acceptance of such products. The U.S. Department of the Interior conducted its own tests through the U.S. Department of Agriculture to validate the compostability of the EarthShell containers. In March 2001, the Company signed a commercial supply agreement with Guest Services, Inc. ("GSI") to supply the U.S. Department of the Interior with plates and bowls. In addition, the Company is in discussion with the National Parks Service to consider the use of plates and bowls in certain of the National Parks during 2001.

Sysco Corporation, the leading foodservices distributor in North America, and other potential customers are engaged in discussions with the Company or its joint venture partners regarding purchase commitments for a range of EarthShell Products including plates, bowls, sandwich containers and sandwich wraps.

In late 2000, the Company developed a new fully compostable sandwich wrap that has been designed as an alternative to the polyethylene laminated paper and foil wraps that currently dominate the food service industry. A national fast food chain is currently testing this new wrap for possible use in their system. As well, the Company has entered into a joint development agreement with DuPont Polyester to work on sandwich wraps and protective coatings combining the Company's proprietary technology with the DuPont Biomax(R) hydrobiodegradeable polyester coatings/films and technology.

While McDonald's and other key customers continue to show an increased interest in EarthShell Products, should any of these parties discontinue their interest in purchasing the Company's products for any reason, the introduction and market acceptance of one or more of the EarthShell Products could be delayed which could have an adverse effect on the Company's business, financial condition, and results of operations.

Comparison of the Three Months Ended March 31, 2001, to the Three Months March 31, 2000.

The Company's net loss decreased $1.1 million to $8.1 million from $9.2 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

Total Research and Development Expenses Total research and development expenditures for the development of EarthShell Products decreased $1.3 million to $4.7 million from $6.0 million for the three months ended March 31, 2001 compared with the three months ended March 31, 2000. The Company was billed by EKI for research and development services totaling $0.3 million and $2.0 million for the three months ended March 31, 2001 and 2000, respectively. Approximately $1.0 million of the cost reduction is directly related to reducing the operating costs of the Owings Mills facility related to the continued development and production of the EarthShell Big Mac(R)sandwich container, when comparing the first quarter of 2001 to the first quarter of 2000.

Total General and Administrative Expenses Total general and administrative expenses increased $0.2 million to $2.2 million from $2.0 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This increase results from the direct hiring of EKI administrative personnel at January 1, 2001, and is offset by the decrease of $1.7 million in related party research and development expense on a quarter to quarter basis for March 31, 2001 to March 31, 2000, respectively.

Depreciation and Amortization Expense Depreciation and amortization expense decreased $0.1 million to $1.3 million from $1.4 million for the three months ended March 31, 2001 compared with the three months ended March 31, 2000.

Related Party Patent Expenses Legal fees reimbursed to EKI under the Amended and Restated Agreement for Allocation of Patent Costs with EKI decreased $0.1 million to $0 million from $0.1 million for the three months ended March 31, 2001 compared with the three months ended March 31, 2000. At January 31, 2001 the Company assumed direct responsibility to mange the maintenance of the patent portfolio underlying the license with EKI.

Interest Income Interest Income decreased $0.4 million to $0.1 million from $ 0.5 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 due to reduced cash balances on hand.

Liquidity and Capital Resources at March 31, 2001

Cash Flow. The Company's principal use of cash for the three months ended March 31, 2001 was to fund operations, including the continued development and purchase of equipment to facilitate the development of manufacturing capacity for EarthShell Products. Net cash used in operations was $8.7 million for the three months ended March 31, 2001 and $9.5 million for the three months ended March 31, 2000. Net cash used in investing activities was ($1.3) million and ($3.6) million for the three months ended March 31, 2001 and 2000, respectively. Net cash provided by financing activities was $5.5 million and $0 million for the three months ended March 31, 2001 and 2000, respectively. As of March 31, 2001 the Company had cash totaling $3.2 million.

Capital Requirements. The Company expects to spend approximately $10.0 to $15.0 million in capital expenditures in the year 2001 related to developing the manufacturing facilities and prototypes for the line of EarthShell Products. The Company paid or accrued approximately $1.3 million in capital expenditures for the first three months ended March 31, 2001. The Company spent approximately $6.6 million in capital expenditures for the year ended December 31, 2000.

Sources of Capital. As part of the Company's initial public offering on March 27, 1998, the Company issued 10,526,316 shares of its common stock, $.01 par value, for which the Company received net proceeds of $206 million. On March 31, 2000, the Company filed a Registration Statement on Form S-3 to register 5,000,000 shares of its common stock, which became effective April 19, 2000. On May 3, 2000, the Company signed an agreement with Acqua Wellington North American Equities Fund, LTD ("Acqua Wellington"), pursuant to which the Company may, from time to time and in its sole discretion during the 12 months following the date of the agreement, present Acqua Wellington with draw-down notices requiring Acqua Wellington to purchase up to $2,500,000 of the Company's common stock in respect of each draw-down notice. The Company will issue and sell the shares to Acqua Wellington at a per share price equal to the average price of the Company's common stock over a period of time after the draw-down notice less a discount of 5%. The Company may present Acqua Wellington with up to 12 drawdown notices during the term of the agreement. In addition, the agreement gives Acqua Wellington the option to purchase an additional $2.5 million of the Company's common stock per month for the same twelve months, subject to certain conditions. In December 2000, the Company filed a new S-3 registration statement covering the issuance of up to 15 million additional shares of common stock. In addition, the Company obtained an extension of its commitment from Acqua Wellington for an additional 12 months.

Although the common stock purchase agreement with Acqua Wellington provides that the Company generally may not draw down unless the Company's common stock is trading at $3.00 per share or more, Acqua Wellington has continued to purchase shares from the Company from time-to-time at negotiated prices, when the market price for the Company's common stock is less than $3.00 per share.

During the three months ended March 31, 2000 the Company issued approximately 4.1 million shares of common stock to Acqua Wellington and received net proceeds from such issuance of approximately $5.5 million.

The Company in continuing to reduce the overall burn rate and is focusing its resources on those activities that are critical to demonstrate the commercial viability of the EarthShell business model. These activities include, modifying and optimizing the Owings Mills manufacturing equipment, ramping up commercial production of the Big Mac(R)sandwich container, and continuing to develop next generation products and manufacturing processes.

The Company believes that its existing cash and the financing provided through the Acqua Wellington equity drawdown facility will enable it to continue funding its operations, including the Owings Mills facility, as well as continue with its next generation development of EarthShell Products over the next nine months. The Company, nevertheless continues discussions with certain financing institutions to secure additional sources of long term funding. While the Company has no current commitments for additional funding apart from Acqua Wellington, based on discussions with these institutions, the Company believes that efforts to obtain additional financing will be successful. The Company cannot assure, however, that commitments can be obtained on favorable terms, if at all.

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

None

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

10.41      The Food Group Settlement Agreement.
10.42     Joint Development Agreement by and between the Company and DuPont.
10.43     Lease Agreement dated April 1, 2001 by and between the Company and Nancarrow.
10.44     Employment agreement dated March 2001 by and between the Company and Dr. Per Anderson.
10.45     Employment agreement dated March 16, 2001 by and between the Company and Simon Hodson.
10.46     Purchase and sale agreement by and between the Company and EKI for certain fixed assets.
10.47     Letter of agreement by and between the Company and Donald Samaria.

The Company filed no reports on Form 8-K during the quarter ended March 31, 2001.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EarthShell Corporation

Date: May 10, 2001                  By:
                                         D. Scott Houston
                                         Chief Financial Officer

                                         (Principal Financial and Accounting Officer
                                          and Duly Authorized Officer)