Form 10-Q
period 2001-06-30
EARTHSHELL CORP
filed 2001-08-14
CIK 911801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

|_| TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d)
OF SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______to_________

Commission File Number 333-13287

EARTHSHELL CORPORATION
(Exact name of registrant as specified in its charter)

Deleware	77-0322379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Miramonte Drive, Santa Barbara, California 93109
(Address of principal executive office)              (Zip Code)

Registrant's telephone number, including area code: (805) 897-2248

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                       The number of shares outstanding of the registrant's common stock as of August 14, 2001 is 114,169,194.

EARTHSHELL CORPORATION
FORM 10-Q
For the Quarter Ended June 30, 2001
INDEX

Part I. Financial Information
      Item 1.      Financial Statements                                                                    Page
                   a)       Balance Sheets
                        as of June 30, 2001 (unaudited) and December 31, 2000 ......................         1

                   b)       Statements of Operations
                        for the three and six months ended June 30, 2001 and June 30, 2000 (unaudited)
                        and for the period from November 1, 1992 (inception) through June 30, 2001
                        (unaudited).................................................................         2

                   c)       Statements of Stockholders' Equity (Deficit)
                        for the period from November 1, 1992 (inception) to June 30, 2001 (unaudited)
                                                                                                             3
                   d)       Statements of Cash Flows
                        for the six months ended June 30, 2001 and June 30, 2000 (unaudited) and for the period from November 1, 1992 (inception) through June 30, 2001 (unaudited)
                                                                                                             4
                   e)       Notes to Financial Statements
                          (unaudited)...............................................................         5

      Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..............................................         6

      Item 3.      Quantitative and Qualitative Disclosures About Market Risk.......................         9

Part II. Other Information

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
BALANCE SHEETS

                                                                              June 30            December 31,
                                                                                2001                 2000
                                                                            (unaudited)
                                                                         -------------------  --------------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents......................................            $4,783,828            $7,791,654
      Prepaid expenses and other current assets......................               514,637               492,889
                                                                         -------------------  --------------------
           Total current assets......................................             5,298,465             8,284,543

RESTRICTED CASH......................................................             3,500,000             3,500,000

PROPERTY AND EQUIPMENT, NET..........................................            35,399,813            36,265,647

INVESTMENT IN JOINT VENTURE..........................................               378,428               423,428

                                                                         -------------------  --------------------
TOTAL................................................................           $44,576,706           $48,473,618
                                                                         ===================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses...........................            $4,086,453            $5,910,897
     Trade payable to majority stockholder...........................            -                        266,312
                                                                         -------------------  --------------------
         Total current liabilities...................................             4,086,453             6,177,209
                                                                         -------------------  --------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred Stock, $.01 par value, 10,000,000 shares authorized;
          9,170,000 Series A shares designated; no shares issued and outstanding as of June 30, 2001 and December 31, 2000......
                                                                                          -                     -
      Common stock, $.01 par value, 200,000,000 shares authorized;
          111,919,194 and 104,502,335 shares issued and outstanding as of June 30, 2001 and December 31, 2000.....................
                                                                                  1,119,192             1,045,023
      Additional paid-in common capital..............................           250,817,966           235,192,471
      Deficit accumulated during the development stage...............         (211,446,905)         (193,941,085)
                                                                         -------------------  --------------------

Total stockholders' equity...........................................            40,490,253            42,296,409
                                                                         -------------------  --------------------

TOTAL................................................................           $44,576,706           $48,473,618
                                                                         ===================  ====================

See notes to financial statements.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

                                                        For the                           For the                 November 1,
                                                     Three Months                       Six Months                    1992
                                                    Ended June 30,                    Ended June 30,              (inception)
                                                                                                                through June 30,
                                              ------------------------------   ------------------------------   -----------------
                                                 2001             2000             2001            2000               2001
                                              --------------  --------------   --------------  --------------   -----------------
Expenses:

Related party research and development......       $367,694      $2,486,429         $691,142      $4,470,852         $67,619,589

Other research and development..............      4,007,152       4,908,675        8,430,443       8,978,396          71,620,204

Related party general and administrative
 ...expenses.................................              -          36,134                -          80,435           2,240,502

Other general and administrative expenses...      3,893,262       2,238,128        6,078,168       4,226,038          49,228,701

Depreciation and amortization...............      1,225,267       1,427,842        2,510,449       2,850,096          15,998,368

Related party patent expenses...............              -         126,383                -         269,773           8,693,105
                                              --------------  --------------   --------------  --------------   -----------------
Total expenses..............................      9,493,375      11,223,591       17,710,202      20,875,590         215,400,469

Interest income.............................       (85,071)       (333,228)        (204,382)       (819,659)        (10,524,105)

Related party interest expense..............              -               -                -               -           4,770,731

Other interest expense......................              -               -                -               -           1,788,738
                                              --------------  --------------   --------------  --------------   -----------------
Loss Before Income Taxes....................      9,408,304      10,890,363       17,505,820      20,055,931         211,435,833

Income Taxes................................              -               -                -               -              11,071
                                               -------------  --------------   --------------  --------------   -----------------
Net Loss....................................      9,408,304      10,890,363       17,505,820      20,055,931         211,446,904

Preferred Dividends ........................              -               -                -               -           9,926,703

                                                ------------  --------------   --------------  --------------   -----------------
Net Loss Available To Common
   Stockholders.............................     $9,408,304     $10,890,363     $17,505,820     $20,055,931         $221,373,607
                                              ===============  ==============   ==============  ==============   =================
Basic And Diluted Loss Per Common
   Share....................................          $0.08           $0.11            $0.16           $0.20               $2.47

Weighted Average Number Of Common
    Shares..................................    111,009,853     100,381,321      109,007,431     100,213,243          89,770,765

See notes to financial statements.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

                            Cumulative Convertible   Additional                            Additional     Deficit
                                Preferred Stock      Paid-In                                Paid-In     Accumulated
                                   Series A          Preferred       Common Stock           Common        during
                            ----------------------               -------------------------              Development
                              Shares       Amount    Capital     Shares        Amount       Capital        Stage        Total
                            ------------  -------- ------------- ----------- ------------ ---------- -------------- ----------

ISSUANCE OF COMMON STOCK AT
   INCEPTION................          -         -             -  82,530,000     $3,150       $6,850               -      $10,000
Sale of preferred stock, net  6,988,850      $267   $24,472,734           -          -            -               -   24,473,001
Net loss....................          -         -             -           -          -            -    $(7,782,551)   (7,782,551)
                            ------------  -------- -------------  ----------- --------- ------------ --------------  -----------
BALANCE, DECEMBER 31, 1993    6,988,850       267    24,472,734  82,530,000      3,150        6,850     (7,782,551)   16,700,450
Net loss....................          -         -             -           -          -            -    (16,582,080)  (16,582,080)
                            ------------  -------- -------------  ----------- --------- ------------ --------------  ------------
BALANCE, DECEMBER 31, 1994    6,988,850       267    24,472,734  82,530,000      3,150        6,850    (24,364,631)      118,370
Contribution to equity......          -         -             -           -          -    1,117,723               -    1,117,723
Net loss....................          -         -             -           -          -            -    (13,914,194)  (13,914,194)
                            ------------  -------- ------------  ------------ --------- ------------ --------------  ------------
BALANCE, DECEMBER 31, 1995    6,988,850       267    24,472,734  82,530,000      3,150    1,124,573    (38,278,825)  (12,678,101)
Contribution to equity......          -         -             -           -          -      650,000               -      650,000
Issuance of stock warrants..          -         -             -           -          -      246,270               -      246,270
Net loss....................          -         -             -           -          -            -    (16,950,137)  (16,950,137)
                            ------------  -------- ------------  ------------ --------- -----------  --------------  -----------
BALANCE, DECEMBER 31, 1996    6,988,850       267    24,472,734  82,530,000      3,150    2,020,843    (55,228,962)  (28,731,968)
Compensation related to
   stock options and warrant          -         -             -           -          -    3,156,659               -    3,156,659
Net loss....................          -         -             -           -          -            -    (18,992,023)  (18,992,023)
                            ------------  -------- ------------  ------------ -------- ------------  --------------  -----------
BALANCE, DECEMBER 31, 1997    6,988,850       267    24,472,734  82,530,000      3,150    5,177,502    (74,220,985)  (44,567,332)
262 to 1 stock split........          -    69,621      (69,621)           -    822,150    (822,150)               -            -
Conversion of preferred
   stock to common stock.... (6,988,850)  (69,888)  (24,403,113)  6,988,850     69,888   24,403,113               -            -
Issuance of common stock....          -         -           -    10,526,316    105,263  205,883,493               -  205,988,756
Preferred stock dividends...          -         -           -            -          -    (9,926,703)              -   (9,926,703)
Net loss....................          -         -           -            -          -            -     (26,620,052)  (26,620,052)
                            ------------  -------- ------------  -----------  -------- ------------- --------------- ------------
BALANCE, DECEMBER 31, 1998            -         -           -   100,045,166  1,000,451  224,715,255   (100,841,037)  124,874,669
Net loss....................          -         -           -             -          -            -    (44,188,443)  (44,188,443)
                            ------------  -------- ------------ ------------ --------- ------------  --------------  -----------
BALANCE, DECEMBER 31, 1999            -         -           -   100,045,166  1,000,451  224,715,255   (145,029,480)   80,686,226
Net Loss....................          -         -           -             -          -            -    (48,911,605)  (48,911,605)
Issuance of common stock....          -         -           -     4,457,169     44,572   10,477,216                   10,521,788
                            ------------  -------- ------------ ----------- ---------- ------------- --------------  ------------
BALANCE, DECEMBER 31, 2000            -         -           -   104,502,335  1,045,023  235,192,471   (193,941,085)   42,296,409
Net Loss....................          -         -           -             -          -            -    (17,505,820)  (17,505,820)
Issuance of common stock....          -         -           -     7,416,859     74,169   15,625,495              -    15,699,664
                            ------------  -------- ------------ ----------- ---------- ------------- --------------  ------------
BALANCE, JUNE 30, 2001                -         -           -   111,919,194 $1,119,192 $250,817,966  $(211,446,905)  $40,490,253
                            ============  ======== =========== ============ ========== ============= ==============  ============

See notes to financial statements.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                    November 1,
                                                                             For the                   1992
                                                                        Six Months Ended            (inception)
                                                                            June 30,                  through
                                                                                                     June 30,
                                                                  ------------------------------  ----------------
                                                                      2001            2000             2001
                                                                  -------------   --------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................      $(17,505,820)   $(20,055,931)    $(211,446,905)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization............................         2,510,449        2,850,096        15,998,368
   Issuance of stock options to director, consultant and officer             -                -         3,861,522
   Issuance of stock grants to director, consultant and officer        515,398                -           751,724
   Amortization of debt issue costs.........................                 -                -           271,277
   Loss on sale or disposal of property and equipment.......                 -          194,937        18,486,753
   Loss from investment in joint venture....................            45,000          103,598           137,010
   Net Loss on Sale of Investments..........................                 -                -            32,496
   Accretion of Discounts on Investments....................                 -                -          (410,084)
Changes in operating assets and liabilities:
   Prepaid expenses and other current assets................          (21,748)        (158,588)          (514,637)
   Accounts payable and accrued expenses....................       (1,588,118)        (978,015)         4,086,453
   Trade payable to majority stockholder....................         (266,312)        (875,882)                 -
                                                                  -------------   --------------  ----------------
    Net cash used in operating activities...................      (16,311,151)     (18,919,785)      (168,746,023)
                                                                  -------------   --------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of short-term investments...................                 -        8,970,638       (52,419,820)
Purchase of restricted time deposit.........................                 -                -        (3,500,000)
Proceeds from sales and redemptions of investments..........                 -                -        52,797,408
Proceeds from sale of property and equipment................                 -                -           297,670
Investment in joint venture.................................                                  -          (515,438)
Purchase of property and equipment..........................       (1,644,615)       (3,764,414)      (71,054,339)
                                                                  -------------   --------------  ----------------
    Net (cash used) provided by investing activities........       (1,644,615)        5,224,224       (74,394,519)
                                                                  -------------   --------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable to stockholders.....                 -                -        14,270,000
Proceeds from drawings on line of credit with bank..........                 -                -        14,000,000
Proceeds from issuance of common stock......................        14,947,940        3,615,929       246,532,364
Common stock issuance costs.................................                 -                -       (15,178,641)
Preferred dividends paid....................................                 -                -        (9,926,703)
Proceeds from issuance of preferred stock...................                 -                -        25,675,000
Preferred stock issuance costs..............................                 -                -        (1,201,999)
Repayment of line of credit with bank.......................                 -                -       (14,000,000)
Repayment of note payable...................................                 -                -       (12,245,651)

                                                                  -------------   --------------  ----------------
    Net cash provided by financing activities...............        14,947,940        3,615,929       247,924,370
                                                                  -------------   --------------  ----------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............       (3,007,826)     (10,079,633)         4,783,828

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............         7,791,654       26,412,553                 -
                                                                  -------------   --------------  ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD....................        $4,783,828      $16,332,920         4,783,828
                                                                  =============   ==============  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
     Income taxes...........................................                 -              800           $11,071
     Interest...............................................                 -                -        $3,028,240
Warrants issued with debt...................................                 -                -          $306,168
Transfer of property from EKI...............................                 -                -           $28,745
Conversion of preferred stock to common stock...............                 -                -           $69,888
Tax Liability related to stock grants.......................          $236,326                -                 -

See notes to financial statements.

EARTHSHELL CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2001

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

The accompanying unaudited financial statements and these notes do not include certain information and footnote disclosures required by generally accepted accounting principles which were included in the Company’s financial statements for the year ended December 31, 2000. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10-K.

Basic and diluted loss per common share is calculated based on the weighted average shares outstanding of 111,009,853 and 109,007,431 for the three and six months ended June 30, 2001, respectively and 100,381,321 and 100,213,243 for the three and six months ended June 30, 2000. Basic and diluted per share calculation is the same because common stock equivalents are anti-dilutive. Incremental dilutive shares which would be issuable using the treasury stock method would be 382,237 and 43,761 at June 30, 2001 and 2000, respectively.

Related Party Transactions

For the three months ended June 30, 2001 and 2000, the Company paid or accrued $367,694 and $2,486,429 respectively, and $691,142 and $4,470,852 for the six months ended June 30, 2001 and 2000, respectively for services performed by EKI under the Amended and Restated Technical Services Agreement as amended October 1, 1997, between the Company and EKI. On January 1, 2001 the Company directly hired the EKI personnel critical to the Company’s future development programs and since that time has significantly reduced the use of EKI technical services and related expenses. The related party expenses for 2001 are attributable to research and development related to sandwich wraps and films being performed for the Company by an affiliate of EKI.

Effective January 1, 2001 the Company assumed direct responsibility for managing the patent portfolio underlying its license from EKI and pays such patent expenses directly. For the three and six months ended June 30, 2000, the Company paid or accrued $126,383 and $269,773 respectively to EKI for patent costs under the Amended and Restated Agreement for Allocation of Patent Costs effective October 1, 1997.

EARTHSHELL CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued
JUNE 30, 2001

_____________________________________________________________________________________
Property and Equipment

At June 30, 2001, property and equipment consisted of the following:

Commercial Manufacturing Equipment: Construction in progress, at the Owings Mills
Maryland plant of Sweetheart Company...............................................         $35,494,703

Product Development Center:
     Equipment.....................................................................           3,793,737
     Construction in progress......................................................           8,971,871
     Leasehold improvements........................................................             571,361
                                                                                           ----------------
                                                                                             13,336,969

Office equipment and furniture.....................................................             774,146

Less: accumulated depreciation and amortization....................................         (14,206,005)
                                                                                           ----------------

Property and equipment - net.......................................................          $35,399,813
                                                                                           ================

Contingencies

On August 2, 1999, Novamont S.p.A., an Italian company specializing in the manufacture of a biodegradable plastic resin and products, filed a complaint in the United States District Court for the Northern District of Illinois alleging four counts of infringement of three patents. On August 3, 2001 the Company entered into a Settlement Agreement with Novamont wherein the lawsuit by Novamont was dismissed with no material adverse financial effect on the Company, and the Company's rights to manufacture and distribute the foodservice disposable through its operating partners are fully protected and expanded to include the application of Novamont technology.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information contained in this Quarterly Report on Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company’s actual operating performance or financial results to differ substantially from those anticipated by management that are described herein. Factors influencing the Company’s operating performance and financial results include, but are not limited to, changes in the general economy, the availability of financing, governmental regulations concerning, but not limited to, environmental issues, and other risks and unforeseen circumstances affecting the Company’s business and should be read in conjunction with other risk factors discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Overview of Operations

The Company was organized in November 1992 as a Delaware corporation and is a development stage company engaged in the commercialization of a proprietary composite material, designed with the environment in mind, for the manufacture of disposable packaging for the foodservice industry, such as hinged-lid containers, plates, bowls, sandwich wraps, and cups. The Company has an exclusive, worldwide, royalty-free license from EKI to use and license the EKI technology to manufacture and sell disposable, single-use containers for packaging or serving food or beverages intended for consumption within a short period of time (“EARTHSHELL Products”). The Company does not have the right to use the EKI technology for other purposes. The Company licenses or joint ventures with existing manufacturers of foodservice disposables to manufacture and distribute EARTHSHELL Products. The Company expects to derive revenues primarily from license royalties and profit distributions from joint ventures that are licensed to manufacture EARTHSHELL Products.

The Company has experienced aggregate net losses of approximately $211 million from its inception through June 30, 2001 and expects to continue to incur operating losses until its products are more broadly used and have achieved greater market acceptance and market penetration. EARTHSHELL Products are being sold through or in cooperation with its operating partners and these sales are being booked according to the terms of the respective operating agreement. For example, under the terms of its agreement with Sweetheart Cup Company, sales of the Company's clamshells for the Big Mac® sandwich are recorded on Sweetheart's books as revenue, and are credited to the Company as an offset to the cost of start-up manufacturing operations. Successful future operations will depend upon the ability of the Company, its licensees and joint venture partners to commercialize multiple EARTHSHELL Products.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2001, to the Three and Six Months June 30, 2000.

Total Research and Development Expenses Total research and development expenditures for the development of EarthShell Products decreased $4.3 million to $9.1 million from $13.4 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000, and decreased $3.0 million to $4.4 million from $7.4 million for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Approximately $2.5 million of the cost reduction is directly related to reducing the operating costs of the Owings Mills facility related to the continued development and production of the EarthShell Big Mac® sandwich container, and approximately $0.8 million from a reduction in other research and development efforts, and approximately $1.0 million of the decrease results from a non-recuring abandonment charge taken during the six months ended June 30, 2000.

Total General and Administrative Expenses Total general and administrative expenses increased $1.8 million to $6.1 million from $4.3 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000, respectively, and increased $1.6 million to $3.9 million from $2.3 million for the three months ended June 30, 2001 compared to June 30, 2000, respectively. Approximately $0.7 million of the increase is a non cash charge relating to various issuance of stock grants during the quarter ended June 30, 2001. Approximately $0.3 million of the increase results from re-classification to general and administrative expense of certain personnel changes related to technical personnel, and $0.6 million of the increase from legal expense related to the settlement of the lawsuit with Novamont, and the direct management of the patent portfolio effective January 1, 2001.

Depreciation and Amortization Expense Depreciation and amortization expense decreased $0.4 million to $2.5 million from $2.9 million for the six months ended June 30, 2001 compared with the six months ended June 30, 2000.

Related Party Patent Expenses Legal fees reimbursed to EKI under the Amended and Restated Agreement for Allocation of Patent Costs with EKI decreased $0.3 million to $0 million from $0.3 million for the six months ended June 30, 2001 compared with the six months ended June 30, 2000. Beginning January 1, 2001 the Company assumed direct responsibility for managing and paying for the maintenance of the patent portfolio underlying the license with EKI, and accordingly these costs are now being recorded within general and administrative expense for the Company. Legal fees for patent expense are no longer reimbursed to EKI as they were in fiscal periods prior to 2001.

Interest Income Interest Income decreased $0.6 million to $0.2 million from $0.8 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 due to reduced cash balances on hand.

Net Loss The Company’s net loss decreased $2.5 million to $17.5 million from $20.0 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000, and decreased $1.5 million to $9.4 million from $10.9 million for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 as a result of the foregoing factors.

Liquidity and Capital Resources at June 30, 2001

Cash Flow The Company’s principal use of cash for the six months ended June 30, 2001 was to fund operations, including the continued development and purchase of equipment to facilitate the development of manufacturing capacity for EARTHSHELL Products. Net cash used in operations was $16.3 million for the six months ended June 30, 2001 down from $18.9 million for the six months ended June 30, 2000. Net cash (used in) and provided by investing activities was ($1.6) million and $5.2 million for the six months ended June 30, 2001 and 2000, respectively. Net cash provided by financing activities was $14.9 million and $3.6 million for the six months ended June 30, 2001 and 2000, respectively. As of June 30, 2001 the Company had cash totaling $4.8 million.

Capital Requirements The Company expects to spend approximately $10.0 million in capital expenditures in the year 2001 related to developing the manufacturing facilities and prototypes for the line of EarthShell Products. The Company paid or accrued approximately $1.6 million in capital expenditures for the first six months ended June 30, 2001. The Company spent approximately $6.6 million in capital expenditures for the year ended December 31, 2000.

Sources of Capital As part of the Company’s initial public offering on March 27, 1998, the Company issued 10,526,316 shares of common stock, for which it received net proceeds of $206 million. The Company has signed an agreement with Acqua Wellington North American Equities Fund, LTD (“Acqua Wellington”), pursuant to which the Company may, from time to time and in its sole discretion present Acqua Wellington with draw-down notices requiring Acqua Wellington to purchase up to $2,500,000 of the Company’s common stock in respect of each draw-down notice. The Company issues and sells the shares to Acqua Wellington at a per share price equal to the average price of the Company’s common stock over a period of time after the draw-down notice less a discount of 5%. In addition, the agreement gives Acqua Wellington the option to purchase an additional $2.5 million of the Company’s common stock per month, subject to certain conditions.

The common stock purchase agreement with Acqua Wellington provides that the Company generally may not request draw-downs unless the Company’s common stock is trading at $3.00 per share or more. As an alternative, Acqua Wellington has purchased and continues to purchase shares from the Company from time-to-time at negotiated prices.

During the six months ended June 30, 2001 the Company issued approximately 7.1 million shares of common stock to Acqua Wellington and received net proceeds from such issuance of approximately $14.9 million. As of June 30, 2001 up to $35.0 million remains available to the Company under the equity drawn-down facility with Acqua Wellington, with $17.5 million available at the Company's request, and $17.5 million at Acqua Wellington's option.

As the Company accomplishes its core goals, it continues discussions with certain financing institutions to secure additional sources of long term funding. The Company believes that its existing cash, the financing provided through the Acqua Wellington equity draw-down facility, as well as new sources, will enable it to continue funding its operations, including the Owings Mills facility, as well as continue with its next generation development of EarthShell Products over the remainder of the fiscal year. The Company cannot assure, however, that commitments can be obtained on favorable terms, if at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Part II. Other Information

Item 1. Legal Proceedings

On August 2, 1999, Novamont S.p.A., an Italian company specializing in the manufacture of a biodegradable plastic resin and products, filed a complaint in the United States District Court for the Northern District of Illinois alleging four counts of infringement of three patents. On August 3, 2001 the Company entered into a Settlement Agreement with Novamont wherein the lawsuit by Novamont was dismissed with no material adverse financial effect on the Company, and the Company's rights to manufacture and distribute the foodservice disposable through its operating partners are fully protected and expanded to include the application of Novamont technology.

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 8th, 2001, at which time Essam Khashoggi, Simon K. Hodson, John Daoud, Layla Khashoggi, Howard J. Marsh, Lynn Scarlett, Michael S. Noling were elected as the Board of Directors.

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

10.48        Settlement Agreement with Novamont dated August 3, 2001
10.49        Amendment to Common Stock Purchase Agreement dated March 28, 2001

The Company filed no reports on Form 8-K during the quarter ended June 30, 2001.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EarthShell Corporation

Date: August 14, 2001                       By:    /s/ D. SCOTT HOUSTON
                                                 --------------------------------------
                                                  D. Scott Houston
                                                  Chief Financial Officer

                                                  (Principal Financial and Accounting Officer
                                                  and Duly Authorized Officer)