Form 10-Q
period 2001-09-30
EARTHSHELL CORP
filed 2001-11-13
CIK 911801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                       The number of shares outstanding of the registrant's common stock as of November 13, 2001 is 115,269,194.

EARTHSHELL CORPORATION
FORM 10-Q
For the Quarter Ended September 30, 2001
INDEX

Part I. Financial Information
      Item 1.      Financial Statements                                                                    Page
                   a)   Balance Sheets
                        as of September 30, 2001 (unaudited) and December 31, 2000 (unaudited)               1

                   b)   Statements of Operations
                        for the three and nine months ended September 30, 2001 and September 30, 2000
                        (unaudited) and for the period from November 1, 1992 (inception) through
                        September 30, 2001 (unaudited)..............................................         2

                   c)   Statements of Stockholders' Equity (Deficit)
                        for the period from November 1, 1992 (inception) to September 30, 2001
                        (unaudited).................................................................         3

                   d)   Statements of Cash Flows
                        for the nine months ended September 30, 2001 and September 30, 2000 (unaudited)
                        and for the period from November 1, 1992 (inception) through September 30, 2001
                        (unaudited).................................................................         4

                   e)   Notes to Financial Statements
                        unaudited)...............................................................            5

      Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..............................................         6

      Item 3.      Quantitative and Qualitative Disclosures About Market Risk.......................         8

Part II. Other Information

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
BALANCE SHEETS

                                                                           September 30,         December 31,
                                                                                2001                 2000
                                                                             (Unaudited)
                                                                         -------------------  --------------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents......................................            $1,919,465            $7,791,654
      Prepaid expenses and other current assets......................               581,941               492,889
                                                                         -------------------  --------------------
           Total current assets......................................             2,501,406             8,284,543

RESTRICTED CASH......................................................             3,500,000             3,500,000

PROPERTY AND EQUIPMENT, NET..........................................            35,906,362            36,265,647

INVESTMENT IN JOINT VENTURE.............................                            578,428               423,428

                                                                         -------------------  --------------------
TOTAL................................................................           $42,486,196           $48,473,618
                                                                         ===================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses...........................            $5,464,671            $5,910,897
     Trade payable to majority stockholder...........................            -                        266,312
                                                                         -------------------  --------------------
         Total current liabilities...................................             5,464,671             6,177,209
                                                                         -------------------  --------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred Stock, $.01 par value, 10,000,000 shares authorized;
          9,170,000 Series A shares designated; no shares issued and outstanding as of September 30, 2001 and December 31, 2000.
                                                                                          -                     -
      Common stock, $.01 par value, 200,000,000 shares authorized;
          114,169,194 and 104,502,335 shares issued and outstanding as of September 30, 2001 and December 31, 2000................
                                                                                  1,141,692             1,045,023
      Additional paid-in common capital..............................           257,895,465           235,192,471
      Deficit accumulated during the development stage...............         (222,015,632)         (193,941,085)
                                                                         -------------------  --------------------

Total stockholders' equity...........................................        37,021,525            42,296,409
                                                                         -------------------  --------------------

TOTAL................................................................           $42,486,196           $48,473,618
                                                                         ===================  ====================

See notes to financial statements.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                                                         November 1,
                                                               For the                           For the                     1992
                                                            Three Months                       Nine Months               (inception)
                                                         Ended September 30,               Ended September 30,             through
                                                                                                                        September 30,
 ----------------------------------------------------------------------------------   ------------------------------   -----------------
                                                        2001             2000             2001            2000               2001
 ------------------------------------------------------------------  --------------   --------------  --------------   -----------------
 Expenses:

 Related party research and development......             $401,055      $2,053,602       $1,092,197      $6,524,454         $68,020,645

 Other research and development..............            6,756,532       4,888,075       15,186,975      13,866,470          78,376,736

 Related party general and administrative
    expenses.................................                    -          37,147                -         117,582           2,240,502

 Other general and administrative expenses...            2,367,682       2,096,661        8,445,850       6,322,700          51,596,383

 Depreciation and amortization...............            1,138,516       1,428,242        3,648,965       4,278,338          17,136,884

 Related party patent expenses...............                    -          51,124                -         320,897           8,693,105
                                                      --------------  --------------   --------------  --------------   -----------------
 Total expenses..............................           10,663,785      10,554,851       28,373,987      31,430,441         226,064,255

 Interest income.............................             (95,058)       (306,572)        (299,440)     (1,126,230)        (10,619,163)

 Related party interest expense..............                    -               -                -               -           4,770,731

 Other interest expense......................                    -               -                -               -           1,788,738
                                                      --------------  --------------   --------------  --------------   -----------------
 Loss Before Income Taxes....................           10,568,727      10,248,279       28,074,547      30,304,211         222,004,561

 Income Taxes................................                    -             800                -             800              11,071
                                                      ---------------  --------------   --------------  --------------   -----------------
 Net Loss....................................           10,568,727      10,249,079       28,074,547      30,305,011         222,015,632

 Preferred Dividends ........................                    -               -                -               -           9,926,703

                                                   ----------------  --------------   --------------  --------------   -----------------
 Net Loss Available To Common
    Stockholders.............................          $10,568,727     $10,249,079     $28,074,547     $30,305,011         $231,942,335
                                                   ================  ==============   ==============  ==============   =================
 Basic And Diluted Loss Per Common
    Share....................................                $0.09           $0.10            $0.25           $0.30               $2.56

 Weighted Average Number Of Common
     Shares..................................          114,169,194     101,352,816      110,746,927     100,595,874          90,460,367

See notes to financial statements.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

                                                                                                                  Deficit
                                    Cumulative         Additional                                 Additional    Accumulated
                                    Convertible          Paid-In           Common Stock            Paid-In        during
                                  Preferred Stock       Preferred                                   Common      Development
                                     Series A
                               ----------------------                -------------------------
                                Shares      Amount       Capital       Shares        Amount        Capital         Stage        Total
                               ----------  ----------  ------------  -------------------------   -------------  ------------  -----------

ISSUANCE OF COMMON STOCK AT
   INCEPTION.................          -           -             -    82,530,000       $3,150          $6,850             -      $10,000
Sale of preferred stock, net.  6,988,850        $267   $24,472,734             -            -               -             -   24,473,001
Net loss.....................          -           -             -             -            -               -   $(7,782,551)  (7,782,551)
                               ----------  ----------  ------------  ------------  -----------   -------------  ------------  -----------
BALANCE, DECEMBER 31, 1993     6,988,850         267    24,472,734    82,530,000        3,150           6,850   (7,782,551)   16,700,450
Net loss.....................          -           -             -             -            -               -   (16,582,080)  (16,582,080)
                               ----------  ----------  ------------  ------------  -----------   -------------  ------------  -----------
BALANCE, DECEMBER 31, 1994     6,988,850         267    24,472,734    82,530,000        3,150           6,850   (24,364,631)     118,370
Contribution to equity.......          -           -             -             -            -       1,117,723             -    1,117,723
Net loss.....................          -           -             -             -            -               -   (13,914,194)  (13,914,194)
                               ----------  ----------  ------------  ------------  -----------   -------------  ------------  -----------
BALANCE, DECEMBER 31, 1995     6,988,850         267    24,472,734    82,530,000        3,150       1,124,573   (38,278,825)  (12,678,101)
Contribution to equity.......          -           -             -             -            -         650,000             -      650,000
Issuance of stock warrants...          -           -             -             -            -         246,270             -      246,270
Net loss.....................          -           -             -             -            -               -   (16,950,137)  (16,950,137)
                               ----------  ----------  ------------  ------------  -----------   -------------  ------------  -----------
BALANCE, DECEMBER 31, 1996     6,988,850         267    24,472,734    82,530,000        3,150       2,020,843   (55,228,962)  (28,731,968)
Compensation related to stock
   options and warrants......          -           -             -             -            -       3,156,659             -    3,156,659
Net loss.....................          -           -             -             -            -               -   (18,992,023)  (18,992,023)
                               ----------  ----------  ------------  ------------  -----------   -------------  ------------  -----------
BALANCE, DECEMBER 31, 1997     6,988,850         267    24,472,734    82,530,000        3,150       5,177,502   (74,220,985)  (44,567,332)
262 to 1 stock split.........          -      69,621      (69,621)             -      822,150       (822,150)             -            -
Conversion of preferred stock
   to common stock...........  (6,988,850)  (69,888)   (24,403,113)    6,988,850       69,888      24,403,113             -            -
Issuance of common stock.....          -           -             -    10,526,316      105,263     205,883,493             -   205,988,756
Preferred stock dividends....          -           -             -             -            -     (9,926,703)             -   (9,926,703)
Net loss.....................          -           -             -             -            -               -   (26,620,052)  (26,620,052)
                               ----------  ----------  ------------  ------------  -----------   -------------  ------------  -----------
BALANCE, DECEMBER 31, 1998             -           -             -   100,045,166    1,000,451     224,715,255   (100,841,037) 124,874,669
Net loss.....................          -           -             -             -            -               -   (44,188,443)  (44,188,443)
                               ----------  ----------  ------------  ------------  -----------   -------------  ------------  -----------
BALANCE, DECEMBER 31, 1999             -           -             -   100,045,166    1,000,451     224,715,255   (145,029,480) 80,686,226
Net Loss.....................          -           -             -             -            -               -   (48,911,605)  (48,911,605)
Issuance of common stock.....          -           -             -     4,457,169       44,572      10,477,216                 10,521,788
                                                                                                                              -----------
                               ----------  ----------  ------------  ------------  -----------   -------------  ------------
BALANCE, DECEMBER 31, 2000             -           -             -   104,502,335    1,045,023     235,192,471   (193,941,085) 42,296,409
Net Loss.....................          -           -             -             -            -               -   (28,074,547)  (28,074,547)
Issuance of common stock.....          -           -             -     9,666,859       96,669      22,702,994             -   22,799,663
                               ----------  ----------  ------------  ------------  -----------   -------------  ------------  -----------
BALANCE, SEPTEMBER 30, 2001            -           -             -   114,169,194   $1,141,692    $257,895,465   $(222,015,632)$37,021,525
                               ==========  ==========  ============  ============  ===========   =============  ============  ===========

See notes to financial statements.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                             For the                November 1,
                                                                        Nine Months Ended              1992
                                                                          September 30,             (inception)
                                                                                                      through
                                                                                                   September 30,
                                                                  ------------------------------  ----------------
                                                                      2001            2000             2001
                                                                  -------------   --------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................      $(28,074,547)   $(30,305,011)    $(222,015,632)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization............................         3,648,965        4,278,376        17,136,884
   Issuance of stock options and grants to director, consultant        751,724                -         4,613,246
and officer.................................................
   Amortization of debt issue costs.........................                 -                -           271,277
   Loss on sale or disposal of property and equipment.......                 -          194,937        18,486,753
   Loss from investment in joint venture....................            45,000          211,866           137,010
   Net loss on sale of investments..........................                 -                -            32,496
   Accretion on discounts on investments....................                 -                -         (410,084)
Changes in operating assets and liabilities:
   Other assets.............................................          (89,052)         (81,195)         (581,941)
   Accounts payable and accrued expenses....................         (446,226)          971,986         5,464,671
   Trade payable to majority stockholder....................         (266,312)        (933,798)                 -
                                                                  -------------   --------------  ----------------
    Net cash used in operating activities...................      (24,430,448)     (25,662,839)     (176,865,320)
                                                                  -------------   --------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (purchase) from short-term investments.............                 -        8,970,638      (52,419,820)
Purchase of restricted time deposit.........................                 -                -       (3,500,000)
Proceeds from sales and redemptions of investments..........                 -                -        52,797,408
Proceeds from sale of property and equipment................                 -                -           297,670
Investment in joint venture.................................         (200,000)                          (715,438)
Purchase of property and equipment..........................       (3,289,680)      (5,275,768)      (72,699,404)
                                                                  -------------   --------------  ----------------
    Net cash (used in) provided by investing activities.....       (3,489,680)        3,694,870      (76,239,584)
                                                                  -------------   --------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable to stockholders.....                 -                -        14,270,000
Proceeds from drawings on line of credit with bank..........                 -                -        14,000,000
Proceeds from issuance of common stock......................        22,047,939        4,396,916       253,632,363
Common stock issuance costs.................................                 -                -      (15,178,641)
Preferred dividends paid....................................                 -                -       (9,926,703)
Proceeds from issuance of preferred stock...................                 -                -        25,675,000
Preferred stock issuance costs..............................                 -                -       (1,201,999)
Repayment of line of credit with bank.......................                 -                -      (14,000,000)
Repayment of note payable...................................                 -                -      (12,245,651)

                                                                  -------------   --------------  ----------------
    Net cash provided by financing activities...............        22,047,939        4,396,916       255,024,369
                                                                  -------------   --------------  ----------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............       (5,872,189)     (17,571,053)         1,919,465

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............         7,791,654       26,412,553                 -
                                                                  -------------   --------------  ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD....................        $1,919,465       $8,841,500        $1,919,465
                                                                  =============   ==============  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
     Income taxes...........................................                 -              800           $11,071
     Interest...............................................                 -                -        $3,028,240
Warrants issued with debt...................................                 -                -          $306,168
Transfer of property from EKI...............................                 -                -           $28,745
Conversion of preferred stock to common stock...............                 -                -           $69,888

See notes to financial statements.

EARTHSHELL CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2001

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

Basic and diluted loss per common share is calculated based on the weighted average shares outstanding of 114,169,194 and 110,746,927 for the three and nine months ended September 30, 2001, respectively and 101,352,816 and 100,595,874 for the three and nine months ended September 30, 2000. Basic and diluted is the same because common stock equivalents are considered anti-dilutive. Incremental dilutive shares which would be issuable using the treasury stock method would be 425,691 and 0 at September 30, 2001 and 2000, respectively.

Related Party Transactions

E. Khashoggi Industries, LLC ("EKI") is the Company's principal stockholder. For the nine months ended September 30, 2001 and 2000, the Company paid or accrued $1,092,197 and $6,524,454 respectively, and $401,454 and $2,053,602 for the three months ended September 30, 2001 and 2000, respectively for services performed by EKI under the Amended and Restated Technical Services Agreement as amended October 1, 1997, between the Company and EKI. During January, 2001 the Company directly hired the EKI personnel critical to the Company’s future development programs resulting in a significant reduction in the use of EKI technical services and related expenses. The remaining related party expenses are attibutable to researcha and develoment programs for sandwich wraps and films being performed for the Company by Bio-tec Holding GmbH, which is a wholly owned subsidiary of EKI.

For the nine months ended September 30, 2001 and 2000, the Company paid or accrued $0 and $320,897 respectively, and $0 and $51,124 for the three months ended September 30, 2001 and 2000, respectively for the allocation of patent costs under the Amended and Restated Agreement for Allocation of Patent Costs effective October 1, 1997. Effective January 1, 2001 the Company has assumed direct responsibility to manage the maintenance of the patent portfolio underlying its license with EKI.

EARTHSHELL CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued
SEPTEMBER 30, 2001

Property and Equipment

At September 30, 2001, property and equipment consisted of the following:

Commercial Manufacturing Equipment: Construction in progress
Sweetheart Cup Company............................................................           $36,359,127

Product Development Center:
     Equipment....................................................................            3,793,737
     Construction in progress.....................................................            9,752,512
     Leasehold improvements.......................................................              571,361
                                                                                           ----------------
                                                                                             14,117,610

Office equipment and furniture.....................................................             774,146

Less: accumulated depreciation and amortization....................................          (15,344,521)
                                                                                           ----------------

Property and equipment - net.......................................................          $35,906,362
                                                                                           ================

Contingencies

On August 2, 1999, Novamont S.p.A., an Italian company specializing in the manufacture of a biodegradable plastic resin and products, filed a complaint in the United States District Court for the Northern District of Illinois alleging four counts of infringement of three patents. On August 3, 2001 the Company entered into a Settlement Agreement with Novamont wherein the lawsuit by Novamont was dismissed with no material adverse financial effect on the Company, and the Company’s rights to manufacture and distribute the foodservice disposable through its operating partners are fully protected and expanded to include the application of Novamont technology.

The Company periodically evaluates its property and equipment for impairment. As the Company moves into the manufacturing commercialization phase and continues to refine and optimize the manufacturing processes, certain purchased equipment may become unusable, which may lead to periodic write-offs of manufacturing property and equipment.

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

Overview of Operations

The Company was organized in November 1992 as a Delaware corporation and is a development stage company engaged in the commercialization of disposable food service packaging designed with the environment in mind (“EarthShell Packaging”). Based on patented composite material technology, licensed on an exclusive basis from EKI, and manufactured using standard industry equipment and EarthShell ingenuity (collectively, the “EarthShell technology”), EarthShell Packaging products are high-performing disposable food service packaging designed to be price-competitive to today’s paper and plastic alternatives. The Company licenses the EarthShell technology to, or joint ventures with, leading manufacturers of foodservice disposables to produce and distribute EarthShell Packaging products, including plates, bowls, hinged-lid sandwich containers and sandwich wraps. The Company expects to derive revenues primarily from license royalties from these partners and/or through profit distributions from joint ventures.

To date, the Company has relied primarily upon its manufacturing partner Sweetheart Cup Company (”Sweetheart”) in Owings Mills, Maryland, and its own pilot facilities in Goleta, California, to produce EarthShell Packaging products for the McDonald’s Big Mac® sandwich container and plates and bowls to the U.S. Department of Interior, Bon Appetit Management Company, Green Earth Office Supply, and numerous colleges and universities. Under the terms of its agreement with Sweetheart, sales of the EarthShell Big Mac® sandwich container are recorded on Sweetheart’s books as revenue, and are credited to the Company as an offset to the cost of start-up manufacturing operations.

The Company has incurred aggregate net losses of approximately $222 million from its inception through September 30, 2001 and expects to continue to incur operating losses until the capacity to produce EarthShell Packaging products increases and the products use becomes more widespread.

Comparison of the Three and Nine Months Ended September 30, 2001, to the Three and Nine Months September 30, 2000.

Total Research and Development Expenses Total research and development expenditures for the development of EarthShell Packaging decreased $4.1 million to $16.3 million from $20.4 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. This $4.1 million decrease is the result, primarily, from the shift in activities from the development of the EarthShell Big Mac® sandwich container and related manufacturing processes into manufacturing commercialization. It consists of approximately $2.3 million in reduction of operating costs of the Owings Mills facility, approximately $0.8 million from a reduction of other research and development efforts, and approximately $1.0 million of the reduction results from a non-recurring equipment abandonment charge related to a production equipment reconfiguration whcih occured during the quarter June 30, 2000.For the three months ended September 30, 2001 compared to the three months ended September 30, 2000, total expenditures increased $0.3 million to $7.2 million from $6.9 million. The increase for the third quarter is directly related to the development of increased manufacturing capacity at Owings Mills in support of the commercialization of the EarthShell Big Mac® sandwich container.

Expenditures for research and development provided by EKI decreased $5.4 million to $1.1 million from $6.5 million for the nine months ended September 30, 2001 and 2000, respectively and decreased by $1.7 million to $0.4 million from $2.1 million for the three months ended September 30, 2001 and, 2000, respectively. . The decrease is due to a shift away from contracting development programs to EKI, and is partially offset by some of the development programs being performed in-house.

The Company periodically evaluates its property and equipment for impairment. As the Company moves into the manufacturing commercialization phase and continues to refine and optimize the manufacturing processes, certain purchased equipment may become unusable, which may lead to periodic write-offs of manufacturing property and equipment.

Total General and Administrative Expenses Total general and administrative expenses increased $2.0 million to $8.4 million from $6.4 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, respectively, and increased $0.3 million to $2.4 million from $2.1 million for the three months ended September 30, 2001 compared to the three months ended September 30 2000, respectively. Approximately $0.6 million of the increase results from the reclassification to general and administrative expense for technical personnel which was recorded as related party expense for the comparitive nine month period, $1.0 million of the increase is a result of reclassification of related party patent expenses to general and administrative expenses effective January 1, 2001 as well as from legal expenses related to the settlement of the lawsuit with Novamont, and approximately $0.4 million is due to an increase from professional services provided to the Company for the nine month comparative period. The $0.2 million increase for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 is a result of the reclassification to general and administrative expense for technical personnel which was recorded as related party expense for the comparitive three month period.

Depreciation and Amortization Expense Depreciation and amortization expense decreased $0.7 million to $3.6 million from $4.3 million for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000 and decreased $0.3 million to $1.1 million from $1.4 million for the three months ended September 30, 2001 compared with the three months ended September 30, 2000 resulting from the full depreciation of certain assets during 2001.

Related Party Patent Expenses Legal fees reimbursed to EKI under the Amended and Restated Agreement for Allocation of Patent Costs with EKI decreased $0.3 million to $0 million from $0.3 million for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000 and decreased $.05 million from $.05 million to $0 for the three months ended September 30, 2001 compared to the three months ended September 30, 2000, respectively. At January 31, 2001 the Company assumed direct responsibility to manage the maintenance of the patent portfolio underlying the license with EKI, and accordingly these costs are now being recorded within general and administrative expense for the Company.

Interest Income Interest Income decreased $0.8 million to $0.3 million from $1.1 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 and decreased $0.2 million to $0.1 million from $0.3 million for the three months ended September 30, 2001 compared to the three months ended September 30, 2000, respectively due to decreased cash balances on hand.

Net Loss The Company’s net loss decreased $2.2 million to $28.1 million from $30.3 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 and decreased $0.4 million to $10.6 from $10.2 million for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 for the reasons discussed above.

Liquidity and Capital Resources at September 30, 2001

Cash Flow. The Company’s principal use of cash for the nine months ended September 30, 2001 was to fund operations, including the continued development and purchase of equipment to facilitate the development of manufacturing capacity for EarthShell Packaging. Net cash used in operations was $24.4 million for the nine months ended September 30, 2001 and $25.7 million for the nine months ended September 30, 2000. Net cash (used in) provided by investing activities was ($3.5) million and $3.7 million for the nine months ended September 30, 2001 and 2000, respectively. Net cash provided by financing activities was $22.0 million and $4.4 million for the nine months ended September 30, 2001 and 2000, respectively. As of September 30, 2001 the Company had cash totaling $1.9 million.

Capital Requirements. The Company expects to spend approximately $6.0 to $8.0 million in capital expenditures in the year 2001 related to developing the manufacturing facilities and prototypes for the line of EarthShell Packaging products. The Company paid or accrued approximately $3.3 million in capital expenditures for the nine months ended September 30, 2001. The Company spent approximately $6.6 million in capital expenditures for the year ended December 31, 2000.

Sources of Capital. As part of the Company’s initial public offering on March 27, 1998, the Company issued 10,526,316 shares of common stock, for which it received net proceeds of $206 million. The Company has an agreement with Acqua Wellington North American Equities Fund, LTD (“Acqua Wellington”), providing an equity draw-down facility (the “Facility”) pursuant to which the Company may, from time to time and in its sole discretion present draw-down notices requiring Acqua Wellington to purchase up to $2.5 million of the Company’s common stock in respect to each draw-down notice at a per share price reflecting a discount of 5% from market. Acqua Wellington also has the right to purchase an additional $2.5 million of the Company’s common stock per month, subject to certain conditions. As of September 30, 2001 up to $20.0 million remains available to the Company under the Facility, with $10.0 million of that amount available at the Company’s request. Although the Facility provides that the Company may not request draw-downs unless its common stock is trading for at least $3.00 per share, Acqua Wellington has continued to purchase stock from the Company from time to time at negotiated prices. During the nine months ended September 30, 2001 the Company sold approximately 9.4 million shares of common stock to Acqua Wellington and received net proceeds from such sales of approximately $22.0 million. The Facility expires on August 3, 2002.

As the Company accomplishes its core goals, it continues discussions with certain financing institutions to secure additional sources of long-term funding. The Company believes that its existing cash, the financing provided through the Acqua Wellington equity draw-down facility, as well as new sources, will enable it to continue funding its operations, including the Owings Mills facility, as well as continue with its next generation development of EarthShell Packaging products over the remainder of the fiscal year. The Company cannot assure, however, that commitments can be obtained on favorable terms, if at all.

The Company continues to focus its resources on those activities that are critical to demonstrate the commercial viability of the EarthShell business model. These activities include modifying and optimizing the Owings Mills manufacturing equipment, ramping up commercial production of the EarthShell Big Mac® sandwich container, and continuing to develop new EarthShell Packaging products and manufacturing processes

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Part II. Other Information

Item 1. Legal Proceedings

On August 2, 1999, Novamont S.p.A., an Italian company specializing in the manufacture of a biodegradable plastic resin and products, filed a complaint in the United States District Court for the Northern District of Illinois alleging four counts of infringement of three patents. On August 3, 2001 the Company entered into a Settlement Agreement with Novamont wherein the lawsuit by Novamont was dismissed with no material adverse financial effect on the Company, and the Company’s rights to manufacture and distribute the foodservice disposable through its operating partners are fully protected and expanded to include the application of Novamont technology.

Item 2. Changes in Securities

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

Not applicable

The Company filed no reports on Form 8-K during the quarter ended September 30, 2001.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EarthShell Corporation

Date: November 13, 2001                       By:    /s/ D. SCOTT HOUSTON
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