Form 10-K
period 2001-12-31
EARTHSHELL CORP
filed 2002-04-16
CIK 911801

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
OR
☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                              to

Commission File Number 333-13287

EARTHSHELL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0322379 (I.R.S. Employer Identification No.)

800 Miramonte Drive, Santa Barbara, California (Address of principal executive office)	93109 (Zip Code)
(805) 897-2294 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:
 None

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock $.01 par value
(Title of each class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 10, 2002 was $83,651,234.

        The number of shares outstanding of the Registrant's Common Stock as of April 10, 2002 was 131,031,891.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 29, 2001 are incorporated by reference in Part III of this Annual Report on Form 10-K.

        As used herein, the terms "EarthShell" and the "Company" shall mean EarthShell Corporation unless the context otherwise indicates and the term "Proxy Statement" shall mean the Proxy Statement for the Company's 2002 Annual Meeting of Stockholders to be held on May 29, 2002.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

PART I

ITEM 1.    BUSINESS

        Organized in November 1992 as a Delaware corporation, EarthShell® Corporation (the "Company"), is engaged in the commercialization of composite material technology for the manufacture of foodservice disposable packaging designed with the environment in mind. EarthShell Packaging® is based on patented composite material technology (collectively, the "EarthShell Technology"), licensed on an exclusive, worldwide basis from E. Khashoggi Industries LLC and its wholly owned subsidiaries ("EKI").

        The EarthShell Technology has been developed over many years in consultation with leading material scientists and environmental experts to reduce the environmental burdens of foodservice disposable packaging through the careful selection of raw materials, processes, and suppliers. EarthShell Packaging, including hinged-lid sandwich containers, plates, bowls, and cups, is primarily made from commonly available natural raw materials such as natural ground limestone, and potato starch. The Company believes that EarthShell Packaging has comparable or superior performance characteristics, and can be commercially produced and sold at prices that are competitive with comparable paper and plastic foodservice disposable packaging.

        There is an existing market for foodservice disposable packaging of approximately $10 billion in the United States and a total of $25 billion globally. The Company's objective is to establish EarthShell Packaging as the preferred foodservice disposable packaging to address this market opportunity. The Company's strategies to achieve this objective are to:

  •
  Develop price competitive foodservice disposable packaging that delivers environmental advantages while meeting the product performance requirements for the foodservice industry.

  •
  Demonstrate the commercial scalability and economics of EarthShell Packaging.

  •
  License the EarthShell Technology to strategically selected operating partners who will produce, market, and distribute EarthShell Packaging.

  •
  Expand the Company's business by replicating the EarthShell Packaging business model across multiple licensed partners.

  •
  Establish and build awareness of, and demand for, the EarthShell Packaging brand.

  •
  Expand and defend the portfolio of patents for the EarthShell Technology.

        As the first step to executing against these strategies, the Company was engaged in initial concept product and process development from 1993 to 1998. During this period, the Company focused on enhancing the material science technology licensed from EKI, initial development of the Company's foam packaging products (primarily, its hinged-lid sandwich containers), and the development of relationships with key licensees and end-users.

        Since 1998, the Company has been primarily engaged in commercial validation of the EarthShell Packaging container for the McDonald's® Corporation ("McDonald's") Big Mac® sandwich and in commercialization of plates and bowls for other customers as well as market development activities. During this stage, the Company has worked to demonstrate the commercial viability of its business model by optimizing product design, garnering support from key members of the environmental community, expanding validation of the environmental profile through third party evaluations, developing commercially viable manufacturing processes, establishing and refining licensing arrangements with the Company's licensed partners, and validating product performance and price acceptance through commercial contracts with influential purchasers in key segments of the foodservice market. In cooperation with its manufacturing partners, the Company has financed and built initial commercial demonstration production capacity and has sold limited quantities of plates, bowls, and clamshells.

        As demonstration of the business fundamentals to licensees is accomplished, the Company expects that its operating partners will assume operational and financial responsibility for the initial commercial production lines and will build additional capacity. As this occurs, the Company will enter the next stage of development—market expansion. The Company intends to expand the use of EarthShell Packaging in the U.S. and in international markets through agreements with multiple licensed partners. By leveraging the infrastructure of manufacturing partners, the Company believes the go-to-market strategy will significantly accelerate the market penetration of EarthShell Packaging.

        Currently, the Company's strategic relationships include Sweetheart Cup Company Inc. ("Sweetheart") in Maryland, Huhtamäki Oyj, ("Huhtamäki") in Europe, Green Earth Packaging, Inc. ("GEP") in the U.S., and Green Packaging SDN BHD ("Green Packaging") in Malaysia.

        The Company developed and built its first commercial lines to produce EarthShell Packaging for the initial product, a hinged-lid container for the McDonald's Big Mac sandwich, at the Company's Owings Mills, Maryland facility in cooperation with Sweetheart. The Company has also produced EarthShell Packaging plates and bowls at its pilot facilities in Goleta, California. The Company is overseeing the fabrication of equipment for a production line in Germany in cooperation with Huhtamaki which is expected to be completed and operating by the end of the second quarter of 2002. GEP has completed the construction of its first commercial line to produce plates and is in the start-up phase. In contrast to the initial lines which were paid for by the Company, GEP has funded all capital for the plate line.

        The product validation stage of the Company's business has taken much longer and has cost substantially more than anticipated. The EarthShell Packaging container for the Big Mac sandwich was subject to a lengthy process of commercial validation and product refinement prior to obtaining customer approval of the product design for national use in March of 2001. Although the manufacturing processes currently being used to manufacture EarthShell Packaging are based on generally available methods and equipment, it has taken longer than anticipated to integrate the machinery in an automated fashion and refine the manufacturing processes and equipment at a commercially viable level. The Company is working to achieve certain manufacturing efficiencies and economics prior to launching full-scale expansion.

        Notwithstanding these product commercialization delays, the Company has received product and price acceptance for its plates, bowls and clamshell products in key segments of the foodservice disposable packaging market, including quick-service restaurants, food and facilities management companies, the U.S. government, universities/colleges, and retail. EarthShell Packaging plates and bowls are currently being used by the U.S. Department of the Interior, the Environmental Protection Agency, Bon Appetit Management Company, Cornell University, Sodexho, and others. In addition, to meet demand for EarthShell Packaging products within the Department of Defense and other government agencies, the General Services Administration awarded the Company a contract, thereby adding EarthShell Packaging products to the Federal Supply Schedule, and the Defense Logistics Information Service has assigned national stock numbers for the products.

        In addition to its rigid packaging, the Company recently introduced flexible packaging to address the estimated $1 billion market in the form of sandwich and food wraps to be marketed to quick-service restaurants and a wide variety of other foodservice operators. The Company is currently working toward building initial market acceptance for the sandwich wrap product through key users in select test markets. The Company has identified manufacturing partners capable of manufacturing its food wrap product and supporting large-scale commercial introduction using their existing processing equipment with little or no additional capital investment. The Company believes that the ability to utilize existing industry equipment and manufacturing processes will allow it to accelerate the time-to-market of the product. The basic technology for the sandwich and food wrap product is owned by a subsidiary of EKI. This technology is not covered under the initial license agreement between EKI and the Company. The Company has exclusive negotiating rights to license this technology from EKI's subsidiary and the Company is finalizing the terms upon which the Company will commercialize the technology on a worldwide, exclusive basis for purposes of manufacturing and selling food and sandwich wraps.

        Pursuant to a Joint Development Agreement with E. I. DuPont de Nemours and Company ("DuPont"), the Company has been exploring and developing potential applications of DuPont's Biomax® biopolymer resins as a component of EarthShell Packaging. In March 2002, the Company and DuPont entered into a letter of intent to establish an alliance to develop, manufacture and sell environmentally preferred packaging and systems. The letter of intent contemplates granting DuPont an exclusive master license to produce and sell the EarthShell Packaging food wrap on a global basis. In this relationship, Dupont would fund all market development activities and has targeted more than $200 million in food wrap sales to occur through the end of 2003.

        The technology that the Company licenses from EKI is the subject of numerous issued and pending patents in both the United States and foreign countries. The Company believes that these patent and patent applications provide a strategic web of intellectual property protection broadly covering EarthShell Packaging including product design, material composition, and manufacturing processes.

The Foodservice Disposables Markets

        Based on industry studies, the Company believes that approximately $10 billion in the United States and a total of $25 billion globally is spent annually on foodservice disposable packaging. The key product applications comprising the foodservice disposable market which are currently addressed by EarthShell Packaging include: hinged-lid containers, plates, bowls, sandwich and food wraps, cold cups, hot cups, and trays and carriers.

        According to industry studies of the U.S. market, approximately 56% of the total foodservice disposable packaging is purchased by quick-service restaurants and 44% by other institutions such as hospitals, stadiums, airlines, schools and restaurants (other than quick-service restaurants), as well as retail stores. The Company believes that of the foodservice disposables purchased in the United States by quick-serve restaurants and other institutions, approximately 45% are made of paper, and 55% are made of plastic, polystyrene or foil.

Products

        EarthShell Packaging containers were developed over many years based on environmental models to reduce the environmental concerns of foodservice disposable packaging through the careful selection of raw materials, processes and suppliers. EarthShell Packaging substantially reduces risk to wildlife compared to plastic and paper packaging because it biodegrades when exposed to moisture in nature and can be composted in a commercial facility (where available) or even in consumers' backyards.

        Traditional foodservice disposable packages are currently manufactured from a variety of materials, including paper and plastic. The Company believes that none of these materials fully addresses three principal challenges of the foodservice industry, including performance, cost, and environmental impact. The Company believes that EarthShell Packaging best addresses the combination of these challenges and therefore will be able to achieve a significant share of the foodservice disposable packaging market.

        Meets Performance Requirements.    The Company believes its hinged-lid containers, plates, bowls, and prototype cups meet the critical performance requirements of the marketplace, including rigidity, graphic capabilities, insulation, shipping, handling and packaging. The Company believes its sandwich and food wraps also meet critical performance requirements of the marketplace, including flexibility, folding characteristics, graphic capabilities, insulation, shipping, handling and packaging.

        Cost Competitive.    The Company believes that EarthShell Packaging can be manufactured and sold at prices that are competitive to comparable existing foodservice disposable packaging.

        The Company has built an integrated production line at Sweetheart's facility in Owings Mills, Maryland to produce the EarthShell Packaging clamshell for the Big Mac sandwich. The Company has successfully produced this hinged-lid sandwich container, but at low volumes relative to the intended capacity of the line. Therefore, the actual cost of manufacturing has not yet been fully demonstrated. Additionally, the Company has produced plates, bowls, and prototype cups, and has successfully demonstrated most of the individual processing steps using commercial equipment from established suppliers. To date, however, these products have not been produced on fully integrated, commercial production lines operating at target capacities, and, therefore, actual manufacturing costs have not yet been demonstrated. The Company expects that the cost of producing EarthShell Packaging will decrease over time as the technology and initial production processes are further refined.

        Reduced Environmental Impact.    EarthShell Packaging offers a number of important environmental attributes that are expected to appeal to customers and individuals concerned about the environment. Through the use of an environmental assessment ("life cycle inventory") and in consultation with leading environmental experts, EarthShell Packaging has been designed to reduce as many environmental burdens as commercially feasible through the careful selection of raw materials, processes, and suppliers. The Company believes that the relatively low environmental impacts of EarthShell Packaging have been well demonstrated.

        According to research on the performance of various formulations of the EarthShell Packaging conducted by third party organizations such as Cal Recovery, Inc., The State University of New York and the U.S. Department of Agriculture, EarthShell Packaging products were shown to be biodegradable in a composting environment. As a result, the Company believes that EarthShell Packaging substantially reduces the risk to wildlife when compared to most conventional foodservice disposables and may help mitigate potentially adverse environmental consequences created by their improper disposal. In addition, since EarthShell Packaging is compostable, it can offer a disposal alternative not available with most conventional foodservice packaging.

The EarthShell Technology

        EarthShell Packaging is based on patented composite material technology, licensed on an exclusive worldwide basis from EKI, and is manufactured using commercial equipment and EarthShell Technology. The Company's use of the technology is limited to the development, manufacture and sale of foodservice disposable packaging for use in the foodservice industry.

        The composite material used to make EarthShell Packaging is the result of more than 12 years of basic research by EKI and the Company, which has employed materials science methodologies and state-of-the-art equipment and methods to develop proprietary materials and processes. EarthShell Packaging is made from commonly available raw materials such as natural limestone, starches and fibers, biodegradable polymer and wax coatings, blended together in a unique engineered composite structure.

        The Company's hinged-lid sandwich container, plates and bowls are made from a moldable laminated composite. The compostable food wrap is made from limestone, starch, and other biodegradable materials that can be processed using commercial film manufacturing equipment.

        The Company has incurred substantial expense in connection with the commercial application of the technology for the foodservice disposable packaging market since its formation in 1992. The Company's research and development expenses related to the continued development of EarthShell

Packaging by EKI and the Company were approximately $47.1 million, $37.3 million, and $30.5 million in the years ended December 31, 2001, 2000, and 1999, respectively. The Company's research and development efforts are ongoing, and the Company expects to continue to incur additional research and development expenses in the future. During 2002, the Company expects to incur approximately $14.0 million in research and development costs, subject to acceptable financing availability.

Strategic Relationships

        The Company's business model is to license its technology to manufacturers of foodservice packaging which in turn will manufacture, market and distribute EarthShell Packaging as an enhanced part of their existing business. Current strategic relationships include Sweetheart, Huhtamäki, GEP, Green Packaging and DuPont.

        In October of 1997, the Company began working with Sweetheart to develop, install and operate manufacturing lines at Sweetheart's Owings Mills facility to produce EarthShell Packaging hinged-lid sandwich containers for McDonald's Big Mac sandwiches. It took substantially longer than anticipated to receive customer approval of the product design and to develop commercially viable manufacturing lines. The Company is continuing to work with Sweetheart to achieve the required performance standards.

        In May 1999, the Company signed definitive agreements with Huhtamäki a leading international food and food packaging company, establishing a new joint venture company, Polarcup EarthShell ApS, ("PolarCup EarthShell") to commercialize EarthShell Packaging throughout Europe, Australia, New Zealand, and, on a country by country basis, Asia. The Company believes that the opportunity for rapid market acceptance of its products in Europe is exceptional due to the unique environmental profile and the more demanding regulations relating to the disposal of conventional foodservice packaging in Europe.

        During 2000, Polarcup EarthShell announced its intent to establish initial production capability at the Huhtamäki facility at Goettingen, Germany. The first product will be an EarthShell Packaging hinged-lid container for the European markets ("Euro clamshell"). The parties agreed that the Company would develop and install the first line at its cost. After successful installation, it is the Company's expectation that Polarcup EarthShell will take over the line and reimburse the Company for the capital costs of the line. During 2001, the manufacturing machinery used to produce the Euro clamshell was under development at various vendor locations. At the end of 2001, final factory performance testing phase began at various vendor locations prior to shipment of equipment for final installation in Goettingen, Germany. As of the end of March 2002, all factory performance testing has been successfully completed and the equipment is being prepared to be shipped to and installed at Huhtamäki's Goettingen facility. The Company expects the manufacturing line to be operational during the second quarter of 2002, and, that Huhtamäki will assume operational responsibility of the manufacturing line, with commercial production and initial shipments of the hinged-lid container during 2002.

        In December 2001, the Company announced two new manufacturing licensees, GEP and Green Packaging. The two entities, formed specifically to expand commercialization of EarthShell Packaging in the United States and Asia, are subsidiaries of Dominance, Inc., part of a Malaysian group of companies with over 50 years of manufacturing experience. GEP plans to produce plates and bowls for U.S. markets, while Green Packaging will produce noodle bowls for certain Asian markets. All products will be marketed under the EarthShell Packaging brand. As part of the agreements, GEP and Green Packaging will provide all of the capital to develop and manage the facilities to produce EarthShell Packaging. Initially, GEP is expected to invest approximately $30 million to build the required capacity. Some of the product applications licensed to GEP and Green Earth Packaging do not constitute food service disposables and are currently outside the scope of the existing License Agreement between the

Company and EKI. The Company is in the process of finalizing the terms of the arrangement with EKI which is expected to expand the product applications which will be licensed to the Company.

        In late 2001, GEP began the construction and installation of its first manufacturing line in the Company's Goleta, California facility. The line is a commercial scale manufacturing line to produce EarthShell Packaging plates. The line has been built in the Company's development center to facilitate the technology transfer and training of GEP personnel. In February 2002, GEP issued a purchase order for additional fully integrated manufacturing lines from DTE, a U.S. based machinery supplier. Further, GEP has identified a potential location for U.S. manufacturing. GEP's sister company, Green Packaging, has identified a location in Malaysia for noodle-bowl production.

        As discussed above the Company is currently working with DuPont in exploring and developing potential applications of DuPont's Biomax® biopolymer resins as a component of EarthShell Packaging. In March 2002, the Company and DuPont entered into a letter of intent to establish an alliance to develop, manufacture and sell environmentally preferred packaging and systems. The letter of intent contemplates granting DuPont an exclusive master license to produce and sell the EarthShell Packaging food wrap on a global basis. In this relationship, Dupont would fund all market development activities and has targeted more than $200 million in food wrap sales to occur through the end of 2003.

        The Company believes that its progress with Sweetheart, Huhtamaki, GEP, Green Packaging and DuPont reflects its partners' commitment to the EarthShell business model. As the Company is able to transition the responsibility for manufacturing to its partners, the Company believes that this will translate into reduced cash requirements necessary to fund manufacturing operations and will largely eliminate capital expenditures needed by the Company to build new manufacturing capacity.

        While the Company believes it will be successful in developing cost competitive products with its partners, delays in developing such products could adversely impact the introduction and market acceptance of EarthShell Packaging and could have an adverse effect on the Company's business, financial condition and results of operations.

Manufacturing of EarthShell Packaging

        The manufacturing process for EarthShell Packaging plates, bowls, and hinged-lid containers requires integration of several manufacturing processes, including mixing, forming, trimming, sanding, coating, printing, and stacking through the use of material handling and conveyance systems.

        The Company developed and built the first commercial lines to produce EarthShell Packaging for the initial product, a hinged-lid container for McDonald's Big Mac sandwich, at its Owings Mills, Maryland facility in cooperation with Sweetheart. To date, over 19 million EarthShell Packaging clamshells for Big Mac sandwiches have been used in the McDonald's U.S. system. The Company has also produced EarthShell Packaging plates and bowls at its pilot facilities in Goleta, California. The Company is building a sandwich container line in Germany in cooperation with Huhtamäki which is expected to be completed and operational in 2002. GEP has completed the construction of the first commercial line to produce plates at the Company's Goleta facility and is in the debug and start-up phase. In contrast to the initial lines which were paid for by the Company, GEP has paid for the plate line.

        To date the Company has been producing EarthShell Packaging at production volumes which are low relative to the intended capacity of the manufacturing lines that are required to achieve efficiencies and cost effectiveness. The Company is currently focused on improved efficiencies on its production lines. The Company expects to realize continued improvements to this manufacturing process and improved efficiencies through the broad manufacturing experience of its partners.

        In addition to its rigid packaging, the Company recently introduced flexible packaging in the form of sandwich and food wraps to be marketed to quick-service restaurants and a wide variety of other foodservice operators. The Company has identified manufacturing partners capable of producing its food wrap product and supporting large-scale commercial introduction using their existing processing equipment with little or no additional capital investment. The Company believes that its ability to utilize existing industry equipment and manufacturing processes will allow it to accelerate the time-to-market of the product. The Company is currently test marketing the wrap to build initial market acceptance for the EarthShell Packaging sandwich wrap product through key users in select markets.

Future Operations

        The Company has experienced aggregate net losses of approximately $256 million from its inception on November 1, 1992 through December 31, 2001 and expects to continue to incur operating losses until EarthShell Packaging is more broadly used and has achieved greater market acceptance and market penetration. Successful future operations will depend upon the ability of the Company and its licensees and joint venture partners to commercialize EarthShell Packaging.

        To date the Company has been producing limited amounts of EarthShell Packaging at production volumes that are low relative to the intended capacity of the manufacturing lines that are required to achieve efficiencies and cost effectiveness. The Company is currently working to demonstrate the commercial viability of its manufacturing processes to enable its operating partners to compete effectively with conventional disposable foodservice packages and to transfer the operational and financial responsibility of its production lines to its operating partners.

        In order to fund working capital needs until its operating partners take over manufacturing operations, expand their capacity, and begin to pay royalties, the Company will require additional third party financing. Until production volumes and efficiencies acceptable to its licensees are achieved and the designed capacity of its production lines are reached, the actual production costs will not be known and the Company cannot be certain (i) that its products will be cost competitive or (ii) that adequate additional financing can be obtained to adequately fund future operations.

Patents, Proprietary Rights and Trademarks

        The technology that the Company licenses from EKI is the subject of numerous issued and pending patents in both the United States and foreign countries. The Company believes that these patent and patent applications provide a strategic web of patent protection broadly covering its foam analog EarthShell Packaging, material composition and the manufacturing processes. As of February 28, 2002, EKI has obtained the rights to over 100 U.S. and foreign patents, and had pending patent applications relating to the compositions, products and manufacturing processes used to produce EarthShell Packaging food and beverage containers. The patents currently issued in the United States and internationally expire between 2012 and 2018. Pending patents, if granted, would give the Company additional patent protection through 2019. Sixteen of the issued U.S. patents and 5 of the pending U.S. applications relate specifically to molded food and beverage containers manufactured from the new composite material, the formulation of the new composite material used in the EarthShell Packaging container for the Big Mac sandwich and substantially all of EarthShell Packaging currently under development. While the Company and EKI intend to continue to seek broad patent protection, the Company believes that the pending patents relating to the Company's products or other additional patents will be issued or that the Company or EKI will develop new technology that is patentable. Moreover, the Company cannot be certain that patents and patent applications licensed to the Company are sufficient to protect the Company's technology or that any patent issued to EKI and licensed to the Company will not be held invalid, circumvented or infringed by others. Litigation may be necessary to enforce patents issued or licensed to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others.

        The Company believes that it owns, has the rights to use, or is in the process of acquiring all technology incorporated into its products, but an adverse determination in litigation or infringement proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Although patent and intellectual property disputes have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, the Company cannot be certain that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses would prevent the Company from manufacturing or licensing others to manufacture certain of its products, which could have an adverse effect on the Company's business, financial condition and results of operations.

        The Company also relies on proprietary know-how and trade secrets, which are not the subject of patents. All of this proprietary information is licensed from EKI. To protect its rights in proprietary know-how and trade secrets, both the Company and EKI sometimes require licensees, joint venture partners, employees, consultants, advisors and collaborators to enter into confidentiality agreements. These confidentiality agreements, however, have limited terms, and the Company cannot be certain that these agreements provide meaningful protection for the Company and EKI's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. In addition, the Company's business could be adversely affected by competitors who independently develop competing technologies.

        The Company owns the trademark EARTHSHELL and certain other trademarks, and has been licensed by EKI to use the trademark Aliite® for the new composite material.

Relationship with and Reliance on EKI

        The Company does not own the technology necessary for the manufacture of EarthShell Packaging and, pursuant to its Amended and Restated License Agreement with EKI, as amended (the "License Agreement"), the Company is dependent upon its exclusive license from EKI to use the technology. The Company's use of the technology is limited to the development, manufacture and sale of foodservice disposable packaging for use in the foodservice industry, and the Company has no right to exploit opportunities for the application of this technology or improvements outside this field of use. EKI may terminate the license at any time if the Company is in breach of any material obligations under the License Agreement and does not cure such breach within a specified period. If EKI were to file for or be declared bankrupt, the Company would likely be able to retain its rights under the License Agreement with respect to U.S. patents; however, it is possible that steps could be taken to terminate its rights under the License Agreement with respect to international patents.

        The Company is currently in the process of finalizing an exclusive licensing arrangement with a subsidiary of EKI to exploit technology that is complementary to EKI's technology but which is outside the scope of the initial License Agreement. The licensed technology will be used to manufacture and distribute food and sandwich wraps constituting food service disposables that is the primary focus of the letter agreement that was recently concluded with Dupont. The Company has exclusive negotiating rights to license additional food service disposable products from EKI's subsidiary. Effective January 1, 2001 the Company commenced paying $100,000 a month to EKI for the exclusive negotiating rights to this technology. The Company has the right to terminate the exclusive licensing arrangement on thirty days notice, and during the period that the monthly licensing fees are paid, the EKI subsidiary will render technical services requested by the Company at the subsidiary's cost (including an allocable share of indirect costs).

        As of January 1, 2001, the Company terminated the prior Technical Services Agreement (pursuant to which EKI rendered technical services to the Company at scheduled hourly billing rates) and hired directly from EKI the scientific, technical and administrative personnel it required for its business operations. The Company did not assume any accrued compensation obligations in connection with the transfer of the employees, and EKI remained obligated to pay all compensatory liabilities. Effective also on January 1, 2001, the Company assumed direct responsibility for the lease obligations related to the Company's office and laboratory space in Santa Barbara, California and entered into a new lease for such space (cancelable on six-months' notice) beginning April 1, 2001. The Company also purchased from EKI certain operating equipment and machinery, furniture, supplies, tools and leasehold improvements to facilitate the transfer of the EKI employees to the Company. The Company paid $900,000 for the assets. The Company's management independently verified that the price paid for the purchased assets was at or below fair market value.

        In prior years, under an Amended and Restated Agreement for the Allocation of Patent Costs (the "Patent Agreement"), the Company reimbursed EKI for the costs and expenses incurred in filing, prosecuting, acquiring and maintaining certain patents and patent applications relating to the technology licensed to the Company under an License Agreement. Effective January 1, 2001, EarthShell assumed direct responsibility to manage and maintain the patent portfolio underlying the License Agreement with EKI and to pay directly all related costs.

        The Company and EKI are both effectively controlled by a common indirect equity owner, Mr. Essam Khashoggi, who is also the Chairman of the Board of the Company and a director and officer of EKI. Certain conflicts may arise between EKI and the Company, particularly with respect to corporate opportunities, including the development of new markets and uses for products based on the EarthShell Technology, the devotion of the common directors' and officers' time to the respective businesses and the performance by EKI and the Company of their respective obligations under the License Agreement and other intercompany arrangements. Under the terms of the License Agreement and the Patent Agreement, any patents granted in connection with the EarthShell Technology are the property of EKI, and EKI may obtain a benefit therefrom, including the utilization and/or licensing of the patents and related technology in a manner or for uses unrelated to the license granted to the Company in the foodservice disposables field of use.

        Mr. Khashoggi is the beneficial owner of approximately 49% of the outstanding shares of the Company's common stock. Such shares are owned indirectly through various entities that he controls, including EKI. Thus, Mr. Khashoggi may have the ability to control the direction and policies of the Company, to determine the outcome of corporate transactions requiring the approval of the Company's stockholders, including mergers, consolidations and the sale of all or substantially all of the assets of the Company, and to prevent or cause a change in control of the Company. Mr. Khashoggi also has the power to control the Company's relationship with EKI, which he also controls, and upon which the Company has been dependent, among other things, for some of its research and development efforts.

Competition

        Competition among existing food and beverage container manufacturers in the foodservice industry is intense. Most of these competitors have substantially greater financial and marketing resources at their disposal than does the Company, and many have well-established supply, production and distribution relationships and channels. Companies producing competitive products may reduce their prices or engage in advertising or marketing campaigns designed to protect their respective market shares and impede market acceptance of EarthShell Packaging. In addition, some of the Company's licensees and joint venture partners manufacture paper, plastic or foil packaging that may compete with EarthShell Packaging.

        Several paper and plastic disposable packaging manufacturers and converters and others have made efforts to increase the recycling of these products. Increased recycling of paper and plastic products could lessen their environmental impact, one significant basis upon which the Company intends to compete. A number of companies have introduced or are attempting to develop biodegradable starch-based materials, plastics, or other materials that may be positioned as potential environmentally superior packaging alternatives. It is expected that many existing packaging manufacturers may actively seek to develop competitive alternatives to the Company's products and processes. The Company believes its patents uniquely position it to incorporate a significant proportion of low cost, inorganic fillers with its material, which, relative to other starch-based or specialty polymers will allow it to ultimately have a more competitive material cost. The development of competitive, environmentally attractive, disposable foodservice packaging could render the Company's technology obsolete and could have an adverse effect on the business, financial condition and results of operations of the Company.

Government Regulation

        The manufacture, sale and use of EarthShell Packaging are subject to regulation by the U.S. Food and Drug Administration (the "FDA"). The FDA's regulations are concerned with substances used in food packaging materials, not with specific finished food packaging products. Thus, food or beverage containers will be in compliance with FDA regulations if the components used in the food and beverage containers: (i) are approved by the FDA as indirect food additives for their intended uses and comply with the applicable FDA indirect food additive regulations; or (ii) are generally recognized as safe for their intended uses and are of suitable purity for those intended uses.

        The Company believes that the EarthShell Packaging container for the Big Mac sandwich and other current and prototype EarthShell Packaging products of the Company are in compliance with all requirements of the FDA and do not require additional FDA approval. The Company cannot be certain, however, that the FDA will agree with these conclusions.

Personnel

        As of January 1, 2002, the Company had 144 employees. None of the Company's employees are represented by a labor union and the Company believes that it has a good relationship with its employees.

ITEM 2.    PROPERTIES

        As of December 31, 2001, the Company leases 3,353 square feet of office space in Lutherville, Maryland. The Company's monthly lease payment with respect to this space is $5,449. The lease expires on September 30, 2003. The Company leases 16,955 square feet of office and research and development space in Santa Barbara, California. This lease is month-to-month and expires with a 180-day notice period by the landlord. The Company's monthly lease payment with respect to this space is $36,000. The Company leases 54,800 square feet of space for its product development center in Goleta, California. This lease expires on May 31, 2003. The Company's monthly lease payment with respect to this space is $41,905.

ITEM 3.    LEGAL PROCEEDINGS

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is traded on the NASDAQ National Market under the symbol: ERTH. For the periods indicated, the following table presents the range of closing, high and low sale prices for the Company's common stock as reported by the NASDAQ National Market:

	First	Second	Third	Fourth	Total Year
2001:
Market price per common share
High	$2.50	$4.68	$3.67	$2.83	$4.68
Low	$1.25	$2.00	$2.02	$1.83	$1.25

	First	Second	Third	Fourth	Total Year
2000:
Market price per common share
High	$6.44	$4.64	$3.03	$3.75	$6.44
Low	$3.75	$3.00	$1.18	$.84	$.84

        The number of stockholders of record of the Company's common stock at March 7, 2002 was 870. At March 11, 2002, Mr. Essam Khashoggi, directly or indirectly, owned approximately 49% of the outstanding common stock of the Company.

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

Selected Financial Data
(in thousands, except per share data)

	For the Year Ended December 31					November 1, 1992 (inception) through December 31,
	2001	2000	1999	1998	1997	2001
Statement of Operations Data
Research and development expenses	$47,148	$37,265	$30,471	$19,982	$8,901	$177,267
General and administrative expenses	9,634	6,843	11,872	9,296	5,685	55,025
Interest (income) expense, net	(356)	(1,264)	(3,448)	(4,026)	3,246	(4,116)
Related Party Patent expenses	—	362	645	486	653	8,693
Net loss	62,302	48,912	44,188	26,620	18,992	256,243
Preferred dividends		—	—	777	2,134	9,927
Net loss available to common stockholders	62,302	48,912	44,188	27,397	21,126	266,169
Average shares outstanding	112,232	101,419	100,045	95,707	82,530	91,180
Balance Sheet Data
Cash and cash equivalents	$828	$7,792	$26,413	$86,590	$8
Short-term investments		—	8,971	6,531	—
Working capital (deficit)	(6,941)	2,107	32,886	87,054	(48,308)
Total assets	19,886	48,474	87,199	135,638	3,778
Notes payable, payables to majority stockholder, accrued interest and accrued dividends		266	1,386	1,181	45,163
Deficit accumulated during development stage	256,243	193,941	145,029	100,841	74,221
Stockholders' equity (deficit)	11,536	42,296	80,686	124,875	(44,567)
Shares outstanding	118,323	104,502	100,045	100,045	82,530
Per Common Share
Basic and diluted loss per share	$0.56	$0.48	$0.44	$0.29	$0.26

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Selected Financial Data and the Company's Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Such financial statements and information have been prepared to reflect the historical operations, assets and liabilities of the Company from the date of the Company's organization on November 1, 1992 through December 31, 2001.

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

Results of Operations

Year Ended December 31, 2001 Compared with the Year Ended December 31, 2000

        The Company's net loss increased $13.4 million to $62.3 million from $48.9 million for the year ended December 31, 2001 compared to the year ended December 31, 2000.

        Research and Development Expenses.    Total research and development expenditures for the development of EarthShell Packaging® increased $9.8 million to $47.1 million from $37.3 million for the year ended December 31, 2001 compared to the year ended December 31, 2000, including write down of property and equipment used in development and early stages of manufacturing. Excluding the effect of the write down of property and equipment, research and development expenditures increased $2.4 million to $27.7 million in 2001 from $25.3 million in 2000. The $2.4 million increase in research and development expense is a result of continued improvements to the production process and increased production for EarthShell Packaging plates, bowls and hinged lid containers, which includes the increased supply of hinged-lid containers to McDonald's Corporation® restaurants in the Chicago area. (Commencing in November 2001, the Company increased production to support 465 stores, up from 126 stores).

        As the development and commercialization of the manufacturing technology progresses, the Company periodically assess its property and equipment used in development and early stages of manufacturing in order to reflect the lower of cost or fair value. See Critical Accounting Assumptions below. The write down of property and equipment increased $7.4 million to $19.4 million from $12.0 million for the year ended December 31, 2001 compared to the year ended December 31, 2000. Of the $19.4 million charge taken in the fourth quarter of 2001, $12.3 million is a write down to net realizable value for the manufacturing equipment located at the Owings Mills facility. The remaining $7.1 million write down was taken as certain research and development equipment was determined to have no further application in the product development cycle.

        Total General and Administrative Expenses.    Total general and administrative expenses increased $2.8 million to $9.6 from $6.8 million for the year ended December 31, 2001 compared to the year ended December 31, 2000. Personnel and related overhead costs increased $1.3 million as a result of the direct hiring of certain EKI administrative personnel effective January 1, 2001. A portion of the costs were previously captured in related party research and development expense. Other personnel related costs increased by $0.7 million as a result of the hiring of additional finance, marketing, and administrative personnel along with stock grants awarded to senior management when comparing the 2001 year end to the 2000 year end. Legal fees increased by $0.8 million primarily due to the Company assuming direct responsibility for managing the patent portfolio relating to the EarthShell Technology previously managed by EKI, and reimbursed by the Company under Related Party Patent Expense, and a as a result of the final settlement in its lawsuit with Novamont. As a result of the successful settlement with Novamont, the Company's rights to manufacture and distribute the foodservice disposable packaging through its operating partners are fully protected and expanded to include the application of Novamont technology.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $0.2 million to $5.9 million from $5.7 million for the year ended December 31, 2001 compared to the year ended December 31, 2000. The increase in depreciation expense is the result of placing certain assets in-service with respect to the Company's commercial manufacturing equipment at the Owings Mills facility.

        Related Party Patent Expenses.    Legal fees reimbursed to EKI under the Patent Agreement with EKI, decreased $0.4 million to $0 from $0.4 million for the year ended December 31, 2001 compared to the year ended December 31, 2000. Effective January 1, 2001, the Company assumed direct responsibility for the management of the patent portfolio.

        Interest Income.    Interest income decreased $0.9 million to $0.4 million from $1.3 million for the year ended December 31, 2001 compared to the year ended December 31, 2000. The decrease was a result of lower cash balances available for investment for the comparative years.

Year Ended December 31, 2000 Compared with the Year Ended December 31, 1999

        The Company's net loss increased $4.7 million to $48.9 million from $44.2 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. Excluding the effects of an $11.0 million charge, the net operating loss decreased $6.3 million over 1999.

        Research and Development Expenses.    Total research and development expenditures for the development of EarthShell Packaging increased $6.8 million to $37.3 million from $30.5 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. The Company wrote off property and equipment of $12.0 million in 2000 and $2.3 million in 1999, respectively, The write off is for abandonment charges related to commercializing the technology for its first manufacturing plant at the Owings Mills facility in Maryland. The Company abandoned $11 million in the fourth quarter of 2000. In December 2000, it was determined that the manufacturing configuration would have to be modified somewhat and additional process improvements implemented to accommodate the recent product design changes and to achieve the design capacity of the plant. The reconfiguration of the lines will eliminate certain process steps simplifying the manufacturing process. In anticipation of these improvements and modifications to the manufacturing lines, the Company recognized the abandonment charge described. Removing the effect of abandonment, research and development expenses decreased $2.9 million from 1999 to 2000, primarily due to a reduction in startup and debugging costs of the Owings Mills facility in Maryland.

        Total General and Administrative Expenses.    Total general and administrative expenses decreased $5.1 million to $6.8 million from $11.9 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. Cost reduction has resulted primarily from a decrease in employee cost, a reduction in costs associated with operating a publicly traded company, and reductions in costs associated with consolidating its offices.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $1.1 million to $5.7 million from $4.6 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. The increase in depreciation expense was primarily the result of the Company's commercial manufacturing equipment at the Owings Mills facility in Maryland being depreciated for a full calendar year for 2000 versus nine months of depreciation expense for calendar year 1999.

        Related Party Patent Expenses.    Legal fees reimbursed to EKI under the Patent Agreement with EKI, decreased $0.2 million to $0.4 million from $0.6 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. This cost varies with the number of patents filed, researched and/or abandoned during the year.

        Interest Income.    Interest income decreased $2.1 million to $1.3 million from $3.4 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. The decrease was a result of lower cash balances available for investment for the comparative years.

Liquidity and Capital Resources at December 31, 2001

        Cash Flow.    The Company's principal uses of cash for the year ended December 31, 2001 were to fund operations and purchase equipment to facilitate the development of manufacturing capacity for EarthShell Packaging. Net cash used in operations was $33.9 and $31.5 million for the years ended December 31, 2001 and 2000, respectively. Net cash (used in) and provided by investing activities was ($3.6) million and $2.4 million for the years ended December 31, 2001 and 2000, respectively. Net cash provided by financing activities was $30.5 million and $10.5 million for the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001 the Company had cash and related cash equivalents totaling $0.8 million.

        Capital Requirements.    The Company paid or accrued approximately $3.6 million in capital expenditures for the year ended December 31, 2001 primarily related to improvements to the manufacturing lines in Owings Mills and the purchase of manufacturing equipment for its first commercial line to being installed in cooperation with Huhtamaki at the Goettingen, Germany facility. The Company expects to spend approximately $3.0 million in capital expenditures in the year 2002 related to completion of the Goettingen facility and for prototype equipment for other lines of EarthShell Packaging, subject to available financing.

        Sources of Capital.    As part of the Company's initial public offering on March 27, 1998, the Company issued 10,526,316 shares of common stock, for which it received net proceeds of $206 million. On April 18, 2000 and January 4, 2001, the Company filed shelf registrations statements for 5 million and 15 million shares, respectively, of the Company's common stock. During the year ended December 31, 2001 and December 31, 2000 the Company sold approximately 13.5 million and 4.5 million shares of common stock in private transactions under such registration statements and received net proceeds from such sales of approximately $30.5 million and $10.5 million, respectively.

        In December of 2001 the Company filed a shelf registration statement that provides for the sale of up to $50 million of securities, including secured or unsecured debt securities, preferred stock, common stock, and warrants. These securities may be offered, separately or together, in distinct series, and in amounts, at prices and on terms to be set forth in the prospectus contained in the registration statement, and in subsequent supplements to the prospectus.

        From January 1, 2002 through April 10, 2002 the Company sold approximately 12.7 million shares of common stock in private transactions under such registration statements and received net proceeds from such sales of approximately $14.6 million. The Company's principal use of cash during this period was to fund operations.

        The Company's business plan calls for the transfer of operational and financial control of its manufacturing lines to its operating partners. The operating equipment and machinery and related manufacturing assets may be a key source of funding for the Company in 2002. However, until the transfers of such assets are complete, the Company cannot be certain of the actual amount or timing of capital it will realize from these transfers.

        The Company continues to sell equity in private transactions using its shelf registration statements as it has in the past, and will continue to consider alternative financing opportunities to minimize the cost of capital to the Company. The Company believes that its existing cash, the financing provided through the sources of funding described, as well as new sources, will enable it to continue funding its operations over the remainder of the fiscal year. The Company cannot be certain, however, that funding commitments can be obtained on favorable terms, if at all.

Critical Accounting Assumptions

        Estimated Net Realizable Value of Property and Equipment.    The Company has been engaged in the development of manufacturing equipment to demonstrate the commercial viability of its manufacturing processes. To this end the Company has developed commercial manufacturing lines in Owings Mills, Maryland and for Goettingen, Germany. The operating equipment and machinery and related manufacturing assets are carried on the Company's books at the lower of cost (net of depreciation), or fair value.

        The Company's business plans for 2002 call for the transfer of operational and financial control of its manufacturing lines to its operating partners at such time as the machinery is demonstrated to perform at a level acceptable to the operating partner. At the time of the transfer, the Company expects to negotiate a fair market value for the equipment, not to exceed the then current replacement value of the equipment. However, until the transfers and sales are complete, the Company cannot be certain that such value will be realized. Failure of the equipment to perform at a level satisfactory to the licensee, failure to negotiate mutually agreeable terms of transfer, or any other failure to conclude the transfer of one or more of the operating lines to the respective licensees may require the Company to consider alternative approaches to utilize the equipment such as finding an alternate licensee to take over, relocating the equipment, or dismantling the line. Any one of these alternatives could have a negative economic impact on the carrying value of the equipment.

        For the purposes of these financial statements, the Company has estimated the net realizable value of the manufacturing line equipment by obtaining third party assessment from one of its operating partners of the value it would be willing to pay for the equipment, if offered the opportunity to buy it. This amount does not assign any value to the cost of leasehold improvements or installation costs that have already been expended to place the equipment in service.

        Going Concern.    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in the notes to the financial statements, during the period from November 1, 1992 (inception) to December 31, 2001, the Company has incurred a cumulative net loss of $256,242,596 and has a working capital deficit of $6,941,329 at December 31, 2001. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

        The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the

Company can meet its obligations and sustain operations from sources that are described in the notes to the financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Index to Financial Statements and Schedules.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is contained in the Company's Proxy Statement for its 2002 annual meeting of stockholders, which will be filed on or before April 30, 2002 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is contained in the Company's Proxy Statement for its 2002 annual meeting of stockholders, which will be filed on or before April 30, 2002 and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is contained in the Company's Proxy Statement for its 2002 annual meeting of stockholders, which will be filed on or before April 30, 2002 and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is contained in the Company's Proxy Statement for its 2002 annual meeting of stockholders, which will be filed on or before April 30, 2002 and is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  Index to Financial Statements

  1.
  Financial Statements:

Independent Auditors' Report	F-2
Balance Sheets as of December 31, 2001, and 2000	F-3
Statements of Operations for the years ended December 31, 2001, 2000, 1999, and for the period from November 1, 1992 (inception) through December 31, 2001	F-4
Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2001, 2000, 1999, 1998, 1997, 1996, 1995, 1994 and 1993	F-5
Statements of Cash Flows for the years ended December 31, 2001, 2000, 1999, and the period from November 1, 1992 (inception) through December 31, 2001	F-6
Notes to the Financial Statements	F-7
    2.
    Financial Statement Schedules:
    All schedules have been omitted because they are not required, not applicable, or the information required to be set forth therein is included in the Company's Financial Statements or the Notes therein.

  (b)
  Reports on Form 8-K

    None.

  (c)
  Exhibits

3.1	Certificate of Incorporation of the Company. (1)
3.2	Bylaws of EarthShell the Company Corporation. (1)
3.3	Certificate of Designation, Preferences Relative, Participating, Optional and Other Special Rights of the Company's Series A Cumulative Senior Convertible Preferred Stock. (1)
3.4	Amended and Restated Certificate of Incorporation of the Company. (1)
3.5	Amended and Restated Bylaws of the Company. (1)
4.1	Specimen certificate of Common Stock. (1)
10.1	Amended and Restated License Agreement dated February 28, 1995 by and between the Company and E. Khashoggi Industries ("EKI"). (2)
10.2	Registration Rights Agreement dated as of February 28, 1995 by and between the Company and EKI, as amended. (1)
10.3	Employment Agreement dated October 19, 1993 by and between the Company and Scott Houston, as amended.(1)
10.4	Stock Purchase Agreement dated as of September 16, 1993 by and between the Company and the persons named therein.(1)
10.5	Registration Rights Agreement dated as of September 16, 1993 by and between the Company and the persons named therein, as amended. (1)

10.6	Sublicense Agreement dated June 19, 1995 by and between the Company and Dopaco, Inc, as amended. (1)
10.7	Sublicense Agreement dated November 9, 1994 by and between the Company and Genpak Corporation, as amended. (1)
10.8	EarthShell Container Corporation 1994 Stock Option Plan. (1)
10.9	EarthShell Container Corporation 1995 Stock Incentive Plan. (1)
10.10	Form of Stock Option Agreement under the EarthShell Container Corporation 1994 Stock Option Plan. (1)
10.11	Form of Stock Option Agreement under the EarthShell Container Corporation 1995 Stock Incentive Plan. (1)
10.12	Warrant to Purchase Stock issued July 2, 1996 by the Company to Imperial Bank. (1)
10.13	Warrant to Purchase Stock issued June 7, 1996 by the Company to Imperial Bank. (1)
10.14	Employment Agreement dated October 1, 1997 by and between the Company and Simon K. Hodson. (1)
10.15	Amended and Restated Technical Services and Sublease Agreement dated October 1, 1997 by and between the Company and EKI. (1)
10.16	Amended and Restated Agreement for Allocation of Patent Costs dated October 1, 1997 by and between the Company and EKI. (1)
10.17	Warrant to Purchase Stock issued November 15, 1996 by the Company to Imperial Bank. (1)
10.18	Letters dated August 22, 1997 from Shelby Yastrow to Simon K. Hodson and Simon K. Hodson to Shelby Yastrow. (1)
10.19	Warrant to Purchase Stock issued October 6, 1997 by the Company to Imperial Bank. (1)
10.20	Sublicense Agreement dated October 16, 1997 by and between the Company and Sweetheart Cup Company Inc. (1)
10.21	Operating Agreement for the Production of Hinged Sandwich Containers for McDonald's Corporation between Sweetheart Cup Company Inc. and the Company dated as of October 16, 1997. (1)
10.22	Warrant to Purchase Stock dated December 31, 1997 by the Company to Imperial Bank. (1)
10.23	Letter Agreement re Haas/BIOPAC Technology dated February 17, 1998 by and between the Company and EKI. (1)
10.24	Second Amendment to 1995 Stock Incentive Plan of the Company. (1)
10.25	Amendment No. 2 to Registration Rights Agreement dated as of September 16, 1993. (1)
10.26	Amendment No. 2 to Registration Rights Agreement dated February 28, 1995. (1)
10.27	Employment Agreement dated March 23, 1998 by and between the Company and William F. Spengler. (3)
10.28	Employment Agreement dated April 15, 1998 by and between the Company and Vincent J. Truant. (3)
10.29	Employment Agreement dated July 22, 1998 by and between the Company and Michael M. Hagerty. (3)
10.30	Lease Agreement dated June 4, 1998 by and between the Company and Baltimore Center Associates Limited Partnership. (3)
10.31	Lease Agreement dated May 1, 1998 by and between the Company and ORIX SBAP Goleta Venture, a general partnership. (3)
10.32	Design, Procurement and Construction Management Services Agreement dated May 13, 1998 by and among the Company, Sweetheart Cup Company Inc., CH2M Hill Industrial Design Corporation, and IDC Construction Management, Inc. (3)

10.33	First Amendment dated June 2, 1998 to the Amended and Restated License Agreement by and between the Company and E. Khashoggi Industries ("EKI"). (4)
10.34	First Amendment to 1995 Stock Incentive Plan of the Company. (5)
10.35	Third Amendment to 1995 Stock Incentive Plan of the Company. (6)
10.36	Fourth Amendment to 1995 Stock Incentive Plan of the Company. (6)
10.37	Lease Agreement dated July 2, 1999 by and between the Company and Chippewa limited partnership. (7)
10.38	Employment Agreement dated April 15, 2000 by and between the Company and Richard DiPasquale. (7)
10.39	Lease Agreement dated August 23, 2000 by and between the Company and Heaver Properties, LLC. (7)
10.40	Termination of Lease Agreement dated October 13, 2000 by and between the Company and Chippewa limited partnership. (7)
10.41	The Food Group Settlement Agreement. (8)
10.42	Joint Development Agreement by and between the Company and DuPont. (8)
10.43	Lease Agreement dated April 1, 2001 by and between the Company and Nancarrow. (8)
10.44	Employment agreement dated March 2001 by and between the Company and Dr. Per Anderson. (8)
10.45	Employment agreement dated March 16, 2001 by and between the Company and Simon Hodson. (8)
10.46	Purchase and sale agreement by and between the Company and EKI for certain fixed assets. (8)
10.47	Letter of agreement by and between the Company and Donald Samaria. (8)
10.48	Settlement Agreement with Novamont dated August 3, 2001. (9)
10.49	Amendment to Common Stock Purchase Agreement dated March 28, 2001. (9)
10.50	License Agreement by and between the Company and Green Earth Packaging, Inc.
10.51	License Agreement by and between the Company and Green Packaging SDN BHD.
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

(4)
Previously filed as an exhibit to the Company's quarterly report on Form 10-Q, file no. 333-13287, for the quarter ended September 30, 1998, and incorporated herein by reference.

(5)
Previously filed as an exhibit to the Company's annual report on Form 10-K, file no. 333-13287, for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(6)
Previously filed as part of the Company's definitive proxy statement on Schedule 14A, file no. 000-23567, for its 1999 annual meeting of stockholders, and incorporated herein by reference.

(7)
Previously filed as an exhibit to the Company's annual report on Form 10-K, file no. 333-13287, for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(8)
Previously filed as an exhibit to the Company's quarterly report on Form 10-Q, file no. 333-13287, for the quarter ended March 31, 2001, and incorporated herein.

(9)
Previously filed as an exhibit to the Company's quarterly report on Form 10-Q, file no. 333-13287, for the quarter ended June 30, 2001, and incorporated herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2002.

EarthShell Corporation
By:	/s/ SIMON K. HODSON Simon K. Hodson Vice Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ ESSAM KHASHOGGI Essam Khashoggi	Chairman of the Board	April 16, 2002
/s/ SIMON K. HODSON Simon K. Hodson	Vice Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	April 16, 2002
/s/ D. SCOTT HOUSTON D. Scott Houston	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 16, 2002
/s/ JOHN DAOUD John Daoud	Director	April 16, 2002
/s/ LAYLA KHASHOGGI Layla Khashoggi	Director	April 16, 2002
/s/ HOWARD J. MARSH Howard J. Marsh	Director	April 16, 2002
/s/ GEORGE ROLAND George Roland	Director	April 16, 2002
/s/ MICHAEL S. NOLING Michael S. Noling	Director	April 16, 2002

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

        Financial Statements:

Index to Financial Statements and Schedules	F-1
Independent Auditors' Report	F-2
Balance Sheets as of December 31, 2001 and 2000	F-3
Statements of Operations for the years ended December 31, 2001, 2000, and 1999, And for the period from November 1, 1992 (inception) through December 31, 2001	F-4
Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2001, 2000, 1999, 1998, 1997, 1996, 1995, 1994, and 1993	F-5
Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999, and for the period from November 1, 1992 (inception) through December 31, 2001	F-6
Notes to Financial Statements	F-7

        Financial Statement Schedules:

        None.

        All schedules have been omitted because they are not required, not applicable, or the information required to be set forth therein is included in the Company's Financial Statements or the Notes therein.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
EarthShell Corporation:

        We have audited the accompanying balance sheets of EarthShell Corporation (a development stage enterprise) (the "Company") as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001 and for the period from November 1, 1992 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 and for the period from November 1, 1992 (inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in the commercialization of foodservice disposable packaging with the environment in mind. As discussed in the notes to the financial statements, during the period from November 1, 1992 (inception) to December 31, 2001, the Company has incurred a cumulative net loss of $256,242,596 and has a working capital deficit of $6,941,329 at December 31, 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP Deloitte & Touche LLP
Los Angeles, California April 12, 2002

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
BALANCE SHEETS

	December 31,
	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$828,007	$7,791,654
Prepaid expenses and other current assets	580,472	492,889

Total current assets	1,408,479	8,284,543
RESTRICTED CASH	3,500,000	3,500,000
PROPERTY AND EQUIPMENT, NET	14,591,111	36,265,647
INVESTMENT IN JOINT VENTURE	386,275	423,428

TOTAL	$19,885,865	$48,473,618

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,349,808	$5,910,897
Trade payable to majority stockholder	—	266,312

Total current liabilities	8,349,808	6,177,209

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 10,000,000 shares authorized; 9,170,000 Series A shares designated; no shares issued and outstanding as of December 31, 2001 and 2000	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 118,323,054 and 104,502,335 shares issued and outstanding as of December 31, 2001 and 2000, respectively	1,183,231	1,045,023
Additional paid-in common capital	266,595,422	235,192,471
Deficit accumulated during the development stage	(256,242,596)	(193,941,085)

Total stockholders' equity	11,536,057	42,296,409

TOTAL	$19,885,865	$48,473,618

See notes to financial statements.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

	Year Ended December 31,			November 1, 1992 (inception) through December 31, 2001
	2001	2000	1999
Expenses:
Related party research and development	$1,465,250	$8,654,612	$11,663,499	$68,390,838
Other research and development	45,683,165	28,610,758	18,807,098	108,875,786
Related party general and administrative expenses	—	157,593	214,109	2,240,502
Other general and administrative expenses	9,633,672	6,685,777	11,657,896	52,784,205
Depreciation and amortization	5,874,144	5,703,630	4,644,234	19,362,062
Related party patent expenses	—	362,244	644,584	8,693,105

Total expenses	62,656,231	50,174,614	47,631,420	260,346,498
Interest income	(355,520)	(1,263,809)	(3,448,448)	(10,675,242)
Related party interest expense	—	—	—	4,770,731
Other interest expense	—	—	—	1,788,738

Loss Before Income Taxes	62,300,711	48,910,805	44,182,972	256,230,725
Income Taxes	800	800	5,471	11,871

Net Loss	62,301,511	48,911,605	44,188,443	256,242,596
Preferred Dividends	—	—	—	9,926,703

Net Loss Available To Common Stockholders	$62,301,511	$48,911,605	$44,188,443	$266,169,299

Basic And Diluted Loss Per Common Share	$0.56	$0.48	$0.44	$2.92
Weighted Average Number Of Common Shares	112,231,689	101,419,330	100,045,166	91,179,907

See notes to financial statements.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Cumulative Convertible Preferred Stock Series A
							Deficit Accumulated during Development Stage
			Additional Paid-In Preferred Capital	Common Stock
						Additional Paid-In Common Capital
	Shares	Amount		Shares	Amount			Total
ISSUANCE OF COMMON STOCK AT INCEPTION	—	—	—	82,530,000	$3,150	$6,850	—	$10,000
Sale of preferred stock, net	6,988,850	$267	$24,472,734	—	—	—	—	24,473,001
Net loss	—	—	—	—	—	—	$(7,782,551)	(7,782,551)

BALANCE, DECEMBER 31, 1993	6,988,850	267	24,472,734	82,530,000	3,150	6,850	(7,782,551)	16,700,450
Net loss	—	—	—	—	—	—	(16,582,080)	(16,582,080)

BALANCE, DECEMBER 31, 1994	6,988,850	267	24,472,734	82,530,000	3,150	6,850	(24,364,631)	118,370
Contribution to equity	—	—	—	—	—	1,117,723	—	1,117,723
Net loss	—	—	—	—	—	—	(13,914,194)	(13,914,194)

BALANCE, DECEMBER 31, 1995	6,988,850	267	24,472,734	82,530,000	3,150	1,124,573	(38,278,825)	(12,678,101)
Contribution to equity	—	—	—	—	—	650,000	—	650,000
Issuance of stock warrants	—	—	—	—	—	246,270	—	246,270
Net loss	—	—	—	—	—	—	(16,950,137)	(16,950,137)

BALANCE, DECEMBER 31, 1996	6,988,850	267	24,472,734	82,530,000	3,150	2,020,843	(55,228,962)	(28,731,968)
Compensation related to stock options, warrants and stock grants.	—	—	—	—	—	3,156,659	—	3,156,659
Net loss	—	—	—	—	—	—	(18,992,023)	(18,992,023)

BALANCE, DECEMBER 31, 1997	6,988,850	267	24,472,734	82,530,000	3,150	5,177,502	(74,220,985)	(44,567,332)
262 to 1 stock split	—	69,621	(69,621)	—	822,150	(822,150)	—	—
Conversion of preferred stock to common stock	(6,988,850)	(69,888)	(24,403,113)	6,988,850	69,888	24,403,113	—	—
Issuance of common stock	—	—	—	10,526,316	105,263	205,883,493	—	205,988,756
Preferred stock dividends	—	—	—	—	—	(9,926,703)	—	(9,926,703)
Net loss	—	—	—	—	—	—	(26,620,052)	(26,620,052)

BALANCE, DECEMBER 31, 1998	—	—	—	100,045,166	1,000,451	224,715,255	(100,841,037)	124,874,669
Net loss	—	—	—	—	—	—	(44,188,443)	(44,188,443)

BALANCE, DECEMBER 31, 1999	—	—	—	100,045,166	1,000,451	224,715,255	(145,029,480)	80,686,226
Net Loss	—	—	—	—	—	—	(48,911,605)	(48,911,605)
Issuance of common stock	—	—	—	4,457,169	44,572	10,477,216	10,521,788

BALANCE, DECEMBER 31, 2000	—	—	—	104,502,335	1,045,023	235,192,471	(193,941,085)	42,296,409
Net Loss	—	—	—	—	—	—	(62,301,511)	(62,301,511)
Compensation related to stock options, warrants and stock grants.	—	—	—	300,000	3,000	984,119	—	987,119
Issuance of common stock	—	—	—	13,520,719	135,208	30,418,832	—	30,554,040

BALANCE, DECEMBER 31, 2001	—	—	—	118,323,054	$1,183,231	$266,595,422	$(256,242,596)	$11,536,057

See notes to financial statements

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

				November 1, 1992 (inception) through December 31, 2001
	Year Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,301,511)	$(48,911,605)	$(44,188,443)	$(256,242,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,874,144	5,703,631	4,644,234	19,362,063
Compensation related to issuance of stock, stock options and warrants to directors, consultants and officers	987,119	—	—	4,848,641
Amortization of debt issue costs	—	—	—	271,277
Loss on sale, disposal or impairment of property and equipment	19,386,412	11,968,967	3,015,310	37,873,165
Equity in the losses from joint venture	37,153	21,890	70,120	129,163
Net loss on sale of investments	—	—	—	32,496
Accretion of discounts on investments	—	—	—	(410,084)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(87,583)	21,773	681,711	(580,472)
Accounts payable and accrued expenses	2,438,911	784,307	(4,432,847)	8,349,808
Payable to majority stockholder	(266,312)	(1,119,425)	204,437	—

Net cash used in operating activities	(33,931,667)	(31,530,462)	(40,005,478)	(186,366,539)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments U.S. government securities	—	—	(8,970,638)	(52,419,820)
Purchase of restricted time deposit	—	—	—	(3,500,000)
Proceeds from sales and redemption's of investments	—	8,970,638	6,530,928	52,797,408
Proceeds from sale of property and equipment	—	—	—	297,670
Investment in joint venture	—	—	(515,438)	(515,438)
Purchase of property and equipment	(3,586,020)	(6,582,863)	(17,194,009)	(72,995,744)

Net cash (used in) provided by investing activities	(3,586,020)	2,387,775	(20,149,157)	(76,335,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable to stockholders	—	—	—	14,270,000
Proceeds from drawings on line of credit with bank	—	—	—	14,000,000
Proceeds from issuance of common stock	30,554,040	10,521,788	—	262,138,464
Common stock issuance costs	—	—	—	(15,178,641)
Preferred dividends paid	—	—	—	(9,926,703)
Proceeds from issuance of preferred stock	—	—	—	25,675,000
Preferred stock issuance costs	—	—	—	(1,201,999)
Repayment of line of credit with bank	—	—	—	(14,000,000)
Repayment of note payable	—	—	(22,975)	(12,245,651)

Net cash provided by (used in) financing activities	30,554,040	10,521,788	(22,975)	263,530,470

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,963,647)	(18,620,899)	(60,177,610)	828,007
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,791,654	26,412,553	86,590,163	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$828,007	$7,791,654	$26,412,553	$828,007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Income taxes	$800	$800	$5,471	$11,071
Interest	—	—	—	3,028,240
Warrants issued with debt	—	—	—	306,168
Transfer of property from EKI	—	—	—	28,745
Conversion of preferred stock to common stock	—	—	—	$69,888

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    In 2001, 300,000 shares of common stock were granted to consultants and officers with a fair market value on the date of grant of $792,353.

    In 2001, 130,000 stock options were granted to consultants. The Company recorded $194,766 of expense in conjunction with these transactions.

See notes to financial statements.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Basis of Presentation and Nature of Operations

        EarthShell Corporation ("EarthShell" or the "Company") was incorporated in Delaware on November 1, 1992 and is a subsidiary of E. Khashoggi Industries, LLC (together with its predecessor entities, "EKI"). Both the Company and EKI are development stage enterprises. In connection with the formation of the Company, the Company entered into an Amended and Restated License Agreement (the "License Agreement") for certain technology developed by EKI, exclusively for use in connection with the manufacture and sale of selected disposable food and beverage containers for use in the foodservice industry. Investments in affiliated companies with a 20% to 50% ownership interest where control does not exist are accounted for using the equity method. The accompanying financial statements reflect only the costs and expenses related to the application of the technology under development since the Company's formation on November 1, 1992.

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in the notes to the financial statements, during the period from November 1, 1992 (inception) to December 31, 2001, the Company has incurred a cumulative net loss of $256,242,596 and has a working capital deficit of $6,941,329 at December 31, 2001. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

        The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations from sources that are described in the notes to the financial statements

        Management has made estimates and assumptions in the preparation of these financial statements that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Operations and Financing

        The Company was engaged in initial concept development from 1993 to 1998. During this period, the Company focused on enhancing the material science technology licensed from EKI, initial development of the Company's foam packaging products (primarily, its hinged-lid sandwich containers), and the development of relationships with key licensees and end-users.

        Since 1998, the Company has been primarily engaged in commercial validation of the EarthShell Packaging container for the McDonald's® Corporation ("McDonald's") Big Mac® sandwich and in commercialization of plates and bowls for other customers as well as market development activities. During this stage, the Company has worked to demonstrate the commercial viability of its business model by optimizing product design, garnering support from key members of the environmental community, expanding validation of the environmental profile through third party evaluations, developing commercially viable manufacturing processes, establishing and refining licensing arrangements with the Company's licensed partners, and validating product performance and price acceptance through commercial contracts with influential purchasers in key segments of the foodservice market. In cooperation with its manufacturing partners, the Company has financed and built initial commercial demonstration production capacity and has sold limited quantities of plates, bowls, and clamshells.

        As demonstration of the business fundamentals to licensees is accomplished, the Company expects that its operating partners will assume operational and financial responsibility for the initial commercial production lines and will build additional capacity. As this occurs, the Company will enter the next stage of development—market expansion. The Company intends to expand the use of EarthShell Packaging in the U.S. and in international markets through agreements with multiple licensed partners. By leveraging the infrastructure of manufacturing partners, the Company believes the go-to-market strategy will significantly accelerate the market penetration of EarthShell Packaging.

        Currently, the Company's strategic relationships include Sweetheart Cup Company Inc. ("Sweetheart") in Maryland, Huhtamäki Oyj, ("Huhtamäki") in Europe, Green Earth Packaging, Inc. ("GEP") in the U.S., and Green Packaging SDN BHD ("Green Packaging") in Malaysia. The Company has not recorded any revenues from operations since its inception, and proceeds from sales of hinged lid containers, plates, and bowls to date have been recorded as an offset to the cost of the manufacturing operations.

        As part of the Company's initial public offering on March 27, 1998, the Company issued 10,526,316 shares of common stock, for which it received net proceeds of $206 million. On April 18, 2000 and January 4, 2001, the Company filed S-3 shelf registrations statements for 5 million and 15 million shares, respectively, of the Company's common stock. During the years ended December 31, 2001 and December 31, 2000 the Company sold approximately 13.5 million and 4.5 million shares of common stock in private transactions under such registration statements and received net proceeds from such sales of approximately $30.5 million and $10.5 million, respectively.

        In December of 2001 the Company filed a shelf registration statement. The shelf registration statement provides for the sale of up to $50 million of securities, including secured or unsecured debt securities, preferred stock, common stock, and warrants. These securities may be offered, separately or together, in distinct series, and in amounts, at prices and on terms to be set forth in the prospectus contained in the registration statement, and in subsequent supplements to the prospectus.

        From January 1, 2002 through April 10, 2002 the Company sold approximately 12.7 million shares of common stock in private transactions under such registration statements and received net proceeds from such sales of approximately $14.6 million.

        The Company's business plan calls for the transfer of operational and financial control of its manufacturing lines to its operating partners. The operating equipment and machinery and related manufacturing assets may be a key source of funding for the Company in 2002. However, until the transfers of such assets are complete, the Company cannot be certain of the actual amount or timing of capital it will realize from these transfers.

        The Company continues to sell equity in private transactions using its shelf registration statements as it has in the past, and will continue to consider alternative financing opportunities to minimize the cost of capital to the Company. The Company believes that its existing cash, the financing provided through the sources of funding described, as well as new sources, will enable it to continue funding its operations over the remainder of the fiscal year. The Company cannot be certain, however, that funding commitments can be obtained on favorable terms, if at all.

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

Restricted Cash

        At March 30, 1998, a certificate of deposit for $3,500,000 was opened as collateral on the letter of credit related to the Company's obligation under a letter agreement between the Company's majority stockholder, EKI, and the Company relating to a patent purchase agreement between EKI and a third party as discussed in the Commitments note and is classified as restricted cash on the balance sheet at December 31, 2001 and 2000.

Loss Per Common Share

        Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding plus an assumed increase in common shares outstanding for dilutive securities. Net loss as reported is adjusted for preferred dividends. Dilutive securities consist entirely of stock options and warrants to acquire common stock for a specified price and their dilutive effect is measured using the treasury stock method. Basic and diluted loss per common share is the same because the impact of potentially dilutive securities is anti-dilutive. Incremental dilutive shares which would be issuable using the treasury stock method would be 466,606, 70,906, and 209,120, at December 31, 2001, 2000 and 1999, respectively.

Derivative Instruments

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments imbedded in other contracts, and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the balance sheet at fair value. SFAS No. 133 became effective for all fiscal years beginning after June 15, 2000 as amended by SFAS No. 137, "Accounting in Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133." The Company implemented SFAS No. 133 in fiscal 2001. The Company did not have any significant impact from implementing these standards.

Evaluation of Long-Lived Assets

        In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company evaluated the potential impairment of long-lived assets based on fair value, and evaluates the potential impairment whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be fully recoverable. Because of delays, design changes, and cost overruns experienced in the installation and commercialization of the Company's initial manufacturing facility, an evaluation for potential impairment of property and equipment was performed as of December 31, 2001 and December 31, 2000, and necessary adjustments were made.

Prospective Accounting Standard

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 addresses financial accounting and reporting requirements for the impairment or disposal of long-lived assets. This statement also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The provisions of this statement are effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company will adopt this standard in 2002 and does not expect any significant impact of implementing this standard.

Property and Equipment

        Property and equipment are carried at cost. Depreciation and amortization is provided by the straight-line method for financial reporting purposes based upon the estimated useful lives of the assets which range from three to seven years. The cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income. The Company wrote down $19.4 million in 2001, $12.0 million in 2000, and $2.3 million in 1999 of equipment related to commercializing technology for EarthShell Packaging products. The write down charges are expensed to the category, Other research and development, in the statement of operations of the Company.

        In the fourth quarter of 2001, the Company wrote down $19.4 million of property and equipment of which $12.3 million was to reflect the net realizable value of the equipment and machinery located at the Company's Owings Mills, facility. The remaining $7.1 million write down was taken as the equipment has no further application in the product development cycle. The Company abandoned $11 million in the fourth quarter of 2000 related to the property and equipment located at the Owings Mills, facility. The quantities of product produced and used in the clamshell validation process to date has been minor relative to the intended capacity of the Owings Mills facility. In December 2000, management determined that the manufacturing configuration would have to be modified somewhat and additional process improvements implemented to accommodate the product design changes and to achieve the design capacity of the plant. The reconfiguration of the lines will result in a simplified manufacturing process, and as a result of these improvements and modifications to the equipment the Company recognized the abandonment charge described. The Company abandoned $0.7 million in 1999 related primarily to leasehold improvements at its office space in Maryland. The Company consolidated its space during 1999 and 2000.

        The cost and accumulated depreciation of property and equipment at December 31 were as follows:

	2001	2000
Commercial Manufacturing Equipment
Owings Mills, Maryland	$14,919,365	$32,936,157
Goettingen, Germany	2,915,215	2,069,303
Other Construction in Progress	544,833	6,296,933

	18,379,413	41,302,393
Other Property and Equipment
Product Development Center	3,793,737	3,241,990
Office Furniture and Equipment	774,146	425,893
Leasehold improvements	571,361	571,361

	5,139,244	4,239,244
Total cost	23,518,657	45,541,637
Less: accumulated depreciation and amortization	(8,927,546)	(9,275,990)

Property and equipment—net	$14,591,111	$36,265,647

Investment in Joint Venture

        On May 24, 1999, the Company entered into a joint venture agreement with Huhtamäki Van Leer to commercialize EarthShell Packaging throughout Europe, Australia, New Zealand, and, on a country by country basis, Asia. The Company and Huhtamäki formed Polarcup EarthShell ApS, a Danish holding company, for the purpose of establishing operating companies to manufacture, market, sell and distribute EarthShell Packaging.

        The Company contributed approximately 10,000 Euros as nominal share capital and 500,000 Euros for start-up capital. The Company has paid for the development of the initial commercial production clamshell machine to be located at the Huhtamäki facility at Goettingen, Germany. After both joint venture partners agree that acceptable manufacturing economics can be achieved, the joint venture partners will share in the commercialization costs on an equal basis. During 2001, 2000, and 1999 the Company recorded its equity in the losses of $37,153, $21,890, and $70,120 respectively, on its investment in Polarcup EarthShell ApS.

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

        As of January 1, 2001, the Company terminated the prior Technical Services Agreement (pursuant to which EKI rendered technical services to the Company at scheduled hourly billing rates) and hired directly from EKI the scientific, technical and administrative personnel it required for its business operations. The Company did not assume any accrued compensation obligations in connection with the transfer of the employees, and EKI remained obligated to pay all accrued vacation and severance liabilities. Effective also on January 1, 2001, the Company assumed direct responsibility for the lease obligations related to the Company's office and laboratory space in Santa Barbara, California and entered into a new lease for such space (cancelable on six-months' notice) beginning April 1, 2001. The Company also purchased from EKI certain operating equipment and machinery, furniture, supplies, tools and leasehold improvements to facilitate the transfer of the EKI employees to the Company. The Company paid $900,000 for the assets which approximated net book value. For the years ended December 31, 2001, 2000, and 1999, the Company paid or accrued $0, $8,654,612, and $11,663,499, respectively, for services performed under the technical service agreements and $0, $67,200, and $67,200 in sublease payments for each of the respective periods, respectively.

        The Company is currently in the process of finalizing an expansion to the exclusive licensing arrangement with EKI to exploit technology that is complementary to Earthshell's licensed technology but which is currently outside the scope of the License Agreement. The proposed expansion of the licensed technology will include food and sandwich wraps used as food service disposables, as well as certain food packaging applications not previously considered within the definition of food service disposables, including meat and deli trays, and noodle bowls used for packaging instant noodles. EKI has previously granted to the Company priority rights to license certain product applications, including the food. Effective January 1, 2001 the Company commenced paying $100,000 a month to the EKI subsidiary for the priority rights to this technology. The Company has the right to terminate the exclusive licensing arrangement on thirty days notice, and during the period that the monthly licensing fees are paid, the EKI subsidiary will render technical services requested by the Company at the subsidiary's cost (including an allocable share of indirect costs).

        For the years ended December 31, 2001, 2000, and 1999 and pursuant to resolutions adopted by the Board of Directors during 1999, the Company paid or accrued $0, $117,289 and $146,909, respectively, to EKI for salaries and benefits paid by EKI for administrative support personnel.

        In prior years, under an Amended and Restated Agreement for the Allocation of Patent Costs (the "Patent Agreement"), the Company reimbursed EKI for the costs and expenses incurred in filing, prosecuting, acquiring and maintaining certain patents and patent applications relating to the technology licensed to the Company under an License Agreement. Effective January 1, 2001, EarthShell assumed direct responsibility to manage and maintain the patent portfolio underlying the License Agreement with EKI and to pay directly all related costs. Under these agreements, legal fees of $0, $362,244 and $644,584 were paid to or on behalf of EKI during 2001, 2000, and 1999, respectively.

        The amount payable to the majority stockholder of $266,312 as of December 31, 2000 includes amounts due to EKI under the Technical Services Agreement and the Patent Agreement. No amount was payable to the majority shareholder at December 31, 2001.

Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consists of the following:

	December 31,
	2001	2000
Trade payables	$5,890,554	$3,932,655
Accrued expenses	1,557,955	700,186
Salaries, wages and benefits	475,799	454,973
Payable to Sweetheart Cup Company	425,500	823,083

Total	$8,349,808	$5,910,897

Commitments

        The Company has committed to capital equipment expenditures of $3.0 million as of December 31, 2001.

        As of December 31, 2001, the Company leases office space in Lutherville, Maryland. The Company's monthly lease payment with respect to this space is $5,449. The lease expires on September 30, 2003. The Company leases office and research and development space in Santa Barbara, California. This lease is month-to-month and expires with a 180-day notice period by the landlord. The Company's monthly lease payment with respect to this space is $36,000. The Company also leases space for its product development center in Goleta, California. This lease expires on May 31, 2003. The Company's monthly lease payment with respect to this space is $41,905.

        Future minimum lease payments required under these leases as of December 31, 2001 are as follows:

2002	$556,249
2003	258,567

Total	$814,816

        During 1998, EKI entered into certain agreements with an equipment manufacturer providing for the purchase by EKI of certain technology applicable to starch-based disposable packaging. EKI licenses such technology to the Company on a royalty-free basis pursuant to the License Agreement. In connection with the purchase, and pursuant to the terms of a letter agreement with EKI, the Company agreed to pay the seller of the technology $3,500,000 on or about December 31, 2003, which obligation is secured by a letter of credit. The Company's obligation to the seller of the technology will be reduced by 5% of the purchase price of any equipment purchased by EKI, the Company or its licensees or joint venture partners from the seller of the technology. The Company believes that once the line for the PolarCup EarthShell joint venture is operational, the equipment manufacturer will be able to bid on and supply manufacturing equipment to EarthShell licensees which will reduce the $3.5 million obligation. The Company believes that there will be a demand for more than $70 million in new equipment over the next 2 years, which will extinguish the obligation.

        In addition, the Company is required to pay $3,000,000 over the five-year period commencing January 1, 2004 if EKI, the Company or the Company's licensees or joint venture partners have not purchased, by December 31, 2003, at least $35,000,000 of equipment from the seller of the technology and EKI, the Company or the Company's licensees or joint venture partners make active use of the purchased technology. EKI has agreed to indemnify the Company to the extent the Company is required to pay any portion of this $3,000,000 obligation solely as a result of EKI's or its licensees' active use of such patents and related technology (other than use by the Company or its sublicensees).

Contingencies

        On August 2, 1999, Novamont S.p.A., an Italian company specializing in the manufacture of a biodegradable plastic resin and products, filed a complaint in the United States District Court for the Northern District of Illinois alleging four counts of infringement of three patents. On August 3, 2001 the Company entered into a Settlement Agreement with Novamont wherein the lawsuit by Novamont was dismissed with no material adverse financial effect on the Company, and the Company's rights to manufacture and distribute the foodservice disposable packaging through its operating partners are fully protected and expanded to include the application of Novamont technology.

Retirement Benefits

        The Company established a qualified 401(k) plan for all of its employees in 1998. The 401(k) plan allows employees to contribute, on a tax-deferred basis, up to fifteen percent of their annual base compensation subject to certain regulatory and plan limitations. The Company uses a discretionary matching formula that matches one half of the employee's 401(k) deferral up to a maximum of six percent of annual base compensation for 2001 and 2000 and three percent for 1999. The 401(k) employer match was $114,746 in 2001, $61,189 in 2000, and $100,492 in 1999.

Cumulative Convertible Preferred Stock

        During 1993, the Company completed a private placement of preferred stock totaling $26,675,000, with net proceeds to the Company totaling $24,473,001. Under the Series A Cumulative Senior Convertible Preferred Stock Purchase Agreement, the Company issued 6,988,850 shares of Series A cumulative senior convertible preferred stock at $3.82 per share. Dividends, when declared, were payable on a quarterly basis at 8% per annum. At December 31, 1996, and December 31, 1997 cumulative undeclared dividends totaled $7,016,000 and $9,149,890, respectively. Each share of preferred stock was convertible into one share of common stock. Subject to the right of the holders of the preferred stock to convert their shares into common stock, the Company had the right to redeem the preferred stock at a price of $3.87 per share between September 30, 1997 and September 30, 1998 and at a price of $3.82 per share after September 30, 1998. After three years from the issuance, registration rights enabled the preferred stockholders to cause the Company to effect two registration statements for the common stock into which their shares of preferred stock are convertible. Preferred stockholders had the right to vote with the common stock as if the preferred stock had converted to common stock of the Company. Preferred stockholders had the right to elect one member to the Board of Directors.

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

Stock Options

        The Company established the EarthShell Corporation 1994 Stock Option Plan in 1994 (the "1994 Plan"). The Company subsequently established the EarthShell Corporation 1995 Stock Incentive Plan in 1995 (the "1995 Plan") which effectively supersedes the 1994 Plan for options issued on or after the date of the 1995 Plan's adoption. The 1994 and 1995 Plans as amended (the "Plans"), provide that the Company may grant an aggregate number of options for up to 10,000,000 shares of common stock to employees, directors and other eligible persons as defined by the Plans. Options issued to date under the 1994 Plan and the 1995 Plan generally vest over varying periods from 0 to 5 years and generally expire 10 years from the date of grant.

        Stock option activity is as follows:

	Shares	Option Price Per Share	Weighted Average Exercise Price
Outstanding at January 1, 1999	1,736,120	$3.82 — $21.00	$11.57
Options granted	1,474,000	$5.00 — 21.00	$6.21
Options canceled or expired	(925,870)	$3.82 — $21.00	$11.64

Outstanding at December 31, 1999	2,284,250	$3.82 — $21.00	$8.08
Options granted	425,000	$1.50 — 21.00	$6.45
Options canceled or expired	(386,630)	$5.00 — $21.00	$11.10

Outstanding at December 31, 2000	2,322,620	$1.50 — $21.00	$7.26
Options granted	720,000	$1.25 — $3.80	$3.22
Options canceled or expired	(266,620)	$3.82 — $21.00	$8.19

Outstanding at December 31, 2001	2,776,000	$1.25 — $21.00	$6.12

        The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at 12/31/01	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable At 12/31/01	Weighted-Average Exercise Price
$1.25	100,000	4.19	$1.25	100,000	$1.25
$1.47	5,000	9.20	$1.47	—	$1.47
$1.50	30,000	8.80	$1.50	7,500	$1.50
$2.05	25,000	9.81	$2.05	—	$2.05
$2.10	30,000	1.77	$2.10	—	$2.10
$3.67	410,000	9.36	$3.67	410,000	$3.67
$3.78	160,000	3.68	$3.78	152,500	$3.78
$3.80	150,000	4.35	$3.80	150,000	$3.80
$3.82	399,550	2.24	$3.82	399,550	$3.82
$4.00	35,000	8.58	$4.00	8,750	$4.00
$5.00	755,000	7.78	$5.00	402,500	$5.00
$7.63	281,650	4.05	$7.63	281,650	$7.63
$10.69	125,000	2.37	$10.69	125,000	$10.69
$15.20	78,600	2.26	$15.20	78,600	$15.20
$16.80	26,200.02		$16.80	26,200	$16.80
$21.00	165,000	6.62	$21.00	116,250	$21.00

	2,776,000	5.72	$6.12	2,258,500	$6.12

        The Company accounts for its Plans in accordance with Accounting Principles Board Opinion No. 25. To measure stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each option grant will be amortized as pro forma compensation expense over the vesting period of the options. The following table sets forth the assumptions used and the pro forma net loss and loss per share resulting from applying SFAS No. 123.

	Year Ended, December 31, 2001	Year Ended, December 31, 2000	Year Ended, December 31, 1999
Net loss available to common stockholders:
As reported	$62,301,511	$48,911,605	$44,188,443
Pro forma	$64,937,134	$49,872,536	$44,709,965
Net loss per common share:
As reported	$0.56	$0.48	$0.44
Pro forma	$0.58	$0.49	$0.45
Weighted average risk-free interest rate	5.06%	5.40%	5.89%
Weighted average expected life in years	7.9	4.0	4.0
Volatility	113%	139%	79%
Weighted average fair value of options granted during the year	$2.69	$3.25	$2.43

Stock Warrants

        On June 7, 1996, in consideration of a $3,000,000 line of credit financing arrangement, the Company issued a warrant which entitled the lender to purchase common stock shares equal to $150,000 divided by the price per share of the Company's common stock in the initial public offering of $21 per share. The warrant exercise price was equal to the initial public offering price and could be exercised at any time following six months after the initial public offering by the Company and prior to its expiration date of June 7, 2001.

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

        On October 26, 2000, and as partial consideration for a financing agreement where the minimum trading prices were below $3.00 per share, the Company issued warrants to purchase 830,234 shares of common stock at an exercise price of 115% of the purchase price per share of the common stock issued and sold in respect of such drawdown period. During 2001, 20,000 warrants were exercised at a price of $1.444 per common share in respect to the warrants described.

        On April 5, 2002, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with certain investors (the "Purchasers") for an aggregate of 3.5 million shares of EarthShell common stock, for aggregate consideration of $4,025,000. Under the Purchase Agreement, the Purchasers have been issued warrants to purchase up to an additional 1,750,000 shares of the Company's common stock at a price equal to $1.15 per share during the thirty day period following the closing of the Purchase Agreement.

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

        Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial and tax reporting purposes. At December 31, 2001 and 2000, deferred income tax assets were comprised primarily of the following:

	2001	2000
Federal:
Depreciation	$(395,165)	$(7,348)
Capitalized operating expenses	8,577,020	12,848,166
Capitalized research and development	—	301,111
Deferred compensation	1,091,917	1,091,917
Deferred contributions	360,683	359,721
Accrued vacation	161,772	—
Net operating loss carryforward	75,062,976	52,746,419

	84,859,203	67,339,986

State:
Depreciation	(89,631)	(2,010)
Capitalized operating expenses	201,715	3,514,351
Capitalized research and development	5,360,317	10,008,188
Deferred compensation	247,669	298,672
Deferred contributions	81,810	98,394
Accrued vacation	36,693	—
Net operating loss carryforward	8,701,329	10,127,203

	14,539,902	24,044,798

Deferred tax asset	99,399,105	91,384,784
Valuation allowance	(99,399,105)	(91,384,784)

Net deferred tax asset	$—	$—

        The valuation allowance increased by $8,014,321, $30,938,362, and $16,172,506 during the years ended December 31, 2001, 2000, and 1999, respectively, as a result of changes in the components of the deferred income tax items.

        For federal income tax purposes, the Company has net operating loss carryforwards of $220,773,459 as of December 31, 2001 that expire through 2021. For state income tax purposes, the Company has California net operating loss carryforwards of $15,749,898 as of December 31, 2001 that expire through 2006, and Maryland net operating loss carryforwards of $104,414,832, that follow the federal treatment and expire through 2021.

        Income tax expense for 2001, 2000, and 1999 consists primarily of the minimum state franchise tax.

Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth	Total Year
2001:
Related party research and development	$326,307	$367,694	$401,055	$370,194	$1,465,250
Other Research and development expenses	4,420,431	4,007,152	6,756,532	30,499,050	45,683,165
General and administrative	2,184,906	3,893,262	2,367,682	1,187,822	9,633,672
Net loss common shareholders	8,097,515	9,408,304	10,568,727	34,226,965	62,301,511
Basic and diluted loss per common share	$0.08	$0.08	$0.09	$0.29	$0.56
Weighted average common shares outstanding	106,982,760	111,009,853	114,169,194	116,637,560	112,231,689
2000:
Research and development expenses	$4,069,721	$4,908,675	$4,888,075	$14,744,287	$28,610,758
Related party research and development	1,984,423	2,486,429	2,053,602	2,130,158	8,654,612
Related party patent expense	143,390	126,383	51,124	41,347	362,244
General and administrative	1,987,910	2,238,128	2,096,661	363,078	6,685,777
Net loss common shareholders	9,165,568	10,890,363	10,249,079	18,606,595	48,911,605
Basic and diluted loss per common share	$0.09	$0.11	$0.10	$0.18	$0.48
Weighted average common shares outstanding	100,045,166	100,381,321	101,352,816	103,871,798	101,419,330

QuickLinks

FORM 10-K
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
INDEPENDENT AUDITORS' REPORT
EARTHSHELL CORPORATION (A Development Stage Enterprise) BALANCE SHEETS
EARTHSHELL CORPORATION (A Development Stage Enterprise) STATEMENTS OF OPERATIONS
EARTHSHELL CORPORATION (A Development Stage Enterprise) STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
EARTHSHELL CORPORATION (A Development Stage Enterprise) STATEMENTS OF CASH FLOWS
EARTHSHELL CORPORATION (A Development Stage Enterprise) NOTES TO FINANCIAL STATEMENTS