Form 10-Q
period 2002-03-31
EARTHSHELL CORP
filed 2002-05-15
CIK 911801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                       The number of shares outstanding of the registrant's common stock as of May 14, 2002 is 131,031,891.

EARTHSHELL CORPORATION
FORM 10-Q
For the Quarter Ended March 31, 2002
INDEX

Part I. Financial Information
      Item 1.      Financial Statements                                                                    Page
                   a)       Balance Sheets
                        as of March 31, 2002 (unaudited) and December 31, 2001 .....................         1

                   b)       Statements of Operations
                        for the three months ended March 31, 2002 and March 31, 2001 (unaudited) and for the period from November 1, 1992 (inception) through March 31, 2002
                        (unaudited).................................................................         2

                   c)       Statements of Stockholders' Equity (Deficit)
                        for the period from November 1, 1992 (inception) to March 31, 2002 (unaudited)
                                                                                                             3
                   d)       Statements of Cash Flows
                        for the three months ended March 31, 2002 and March 31, 2001 (unaudited) and for the period from November 1, 1992 (inception) through March 31, 2002
                        (unaudited).................................................................         4

                   e)       Notes to Financial Statements
                          (unaudited)...............................................................         5

      Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..............................................         6

      Item 3.      Quantitative and Qualitative Disclosures About Market Risk.......................         8

Part II. Other Information

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
BALANCE SHEETS

                                                                             March 31,           December 31,
                                                                                2002                 2001
                                                                            (Unaudited)
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents......................................            $1,293,647              $828,007
      Prepaid expenses and other current assets......................               703,058               580,472
                                                                         -------------------  --------------------
           Total current assets......................................             1,996,705             1,408,479

RESTRICTED CASH......................................................             3,500,000             3,500,000

PROPERTY AND EQUIPMENT, NET..........................................            13,972,489            14,591,111

INVESTMENT IN JOINT VENTURE..........................................               371,275               386,275

                                                                         -------------------  --------------------
TOTAL................................................................           $19,840,469           $19,885,865
                                                                         ===================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses...........................            $8,196,450            $8,349,808
                                                                         -------------------  --------------------
         Total current liabilities...................................             8,196,450             8,349,808
                                                                         -------------------  --------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred Stock, $.01 par value, 10,000,000 shares authorized;
          9,170,000 Series A shares designated; no shares issued and outstanding as of March 31, 2002 and December 31, 2001.....
                                                                                          -                     -
      Common stock, $.01 par value, 200,000,000 shares authorized;
          127,531,891 and 118,323,054 shares issued and outstanding as of March 31, 2002 and December 31, 2001....................
                                                                                  1,275,319             1,183,231
      Additional paid-in common capital..............................           276,824,034           266,595,422
      Deficit accumulated during the development stage...............         (266,455,334)         (256,242,596)
                                                                         -------------------  --------------------

Total stockholders' equity...........................................            11,644,019            11,536,057
                                                                         -------------------  --------------------

TOTAL................................................................           $19,840,469           $19,885,865
                                                                         ===================  ====================

                                                 See notes to financial statements.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                        November 1,
                                                                For the                     1992
                                                                 Three                  (inception)
                                                            Ended March 31,               through
                                                                                         March 31,
                                                       ------------------------------   -----------------
                                                         2002            2001               2002
                                                       --------------  --------------   -----------------
 Expenses:

 Related party research and development......             $300,000        $326,307         $68,690,838

 Other research and development..............            6,667,159       4,420,431         115,542,945

 Related party general and administrative
 expenses....................................                    -               -           2,240,502

 Other general and administrative expenses...            2,471,363       2,184,906          55,255,568

 Depreciation and amortization...............              795,353       1,285,183          20,157,416

 Related party patent expenses...............                    -               -           8,693,105
                                                       --------------  --------------   -----------------
 Total expenses..............................           10,233,875       8,216,827         270,580,373

 Interest income.............................             (21,937)       (119,312)        (10,697,179)

 Related party interest expense..............                    -               -           4,770,731

 Other interest expense......................                    -               -           1,788,738
                                                      --------------  --------------   -----------------
 Loss Before Income Taxes....................           10,211,938       8,097,515         266,442,663

 Income Taxes................................                  800               -              12,671
                                                      --------------  --------------   -----------------
 Net Loss....................................           10,212,738       8,097,515         266,455,334

 Preferred Dividends ........................                    -               -           9,926,703

                                                      --------------  --------------   -----------------
 Net Loss Available To Common
    Stockholders.............................         $10,212,738     $8,097,515          $276,382,037
                                                      ==============  ==============   =================
 Basic And Diluted Loss Per Common
    Share....................................                $0.08           $0.08               $3.00

 Weighted Average Number Of Common
     Shares..................................          124,377,736     106,982,760          92,049,213

                                          See notes to financial statements.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

                                         Cumulative          Additional                                   Additional        Deficit
                                   Convertible Preferred       Paid-In                                     Paid-In        Accumulated
                                       Stock Series A         Preferred            Common Stock             Common      during Develop-
                                   -----------------------                  ---------------------------
                                     Shares      Amount        Capital         Shares        Amount        Capital         ment Stage         Total
                                   -----------  ----------  --------------  ---------------------------  -------------  -----------------  ------------

ISSUANCE OF COMMON STOCK AT
   INCEPTION....................            -           -               -     82,530,000        $3,150         $6,850                  -       $10,000
Sale of preferred stock, net....    6,988,850        $267     $24,472,734              -             -              -                  -    24,473,001
Net loss........................            -           -               -              -             -              -       $(7,782,551)   (7,782,551)
                                   -----------  ----------  --------------  -------------  ------------  -------------  -----------------  ------------
BALANCE, DECEMBER 31, 1993          6,988,850         267      24,472,734     82,530,000         3,150          6,850        (7,782,551)    16,700,450
Net loss........................            -           -               -              -             -              -       (16,582,080)   (16,582,080)
                                   -----------  ----------  --------------  -------------  ------------  -------------  -----------------  ------------
BALANCE, DECEMBER 31, 1994          6,988,850         267      24,472,734     82,530,000         3,150          6,850       (24,364,631)       118,370
Contribution to equity..........            -           -               -              -             -      1,117,723                  -     1,117,723
Net loss........................            -           -               -              -             -              -       (13,914,194)   (13,914,194)
                                   -----------  ----------  --------------  -------------  ------------  -------------  -----------------  ------------
BALANCE, DECEMBER 31, 1995          6,988,850         267      24,472,734     82,530,000         3,150      1,124,573       (38,278,825)   (12,678,101)
Contribution to equity..........            -           -               -              -             -        650,000                  -       650,000
Issuance of stock warrants......            -           -               -              -             -        246,270                  -       246,270
Net loss........................            -           -               -              -             -              -       (16,950,137)   (16,950,137)
                                   -----------  ----------  --------------  -------------  ------------  -------------  -----------------  ------------
BALANCE, DECEMBER 31, 1996          6,988,850         267      24,472,734     82,530,000         3,150      2,020,843       (55,228,962)   (28,731,968)
Compensation related to stock
   options, warrants and stock              -           -               -              -             -      3,156,659                  -     3,156,659
   grants.......................
Net loss........................            -           -               -              -             -              -       (18,992,023)   (18,992,023)
                                   -----------  ----------  --------------  -------------  ------------  -------------  -----------------  ------------
BALANCE, DECEMBER 31, 1997          6,988,850         267      24,472,734     82,530,000         3,150      5,177,502       (74,220,985)   (44,567,332)
262 to 1 stock split............            -      69,621        (69,621)              -       822,150      (822,150)                  -             -
Conversion of preferred stock to
   common stock.................   (6,988,850)   (69,888)    (24,403,113)      6,988,850        69,888     24,403,113                  -             -
Issuance of common stock........            -           -               -     10,526,316       105,263    205,883,493                  -   205,988,756
Preferred stock dividends.......            -           -               -              -             -    (9,926,703)                  -   (9,926,703)
Net loss........................            -           -               -              -             -              -       (26,620,052)   (26,620,052)
                                   -----------  ----------  --------------  -------------  ------------  -------------  -----------------  ------------
BALANCE, DECEMBER 31, 1998                  -           -               -    100,045,166     1,000,451    224,715,255      (100,841,037)   124,874,669
Net loss........................            -           -               -              -             -              -       (44,188,443)   (44,188,443)
                                   -----------  ----------  --------------  -------------  ------------  -------------  -----------------  ------------
BALANCE, DECEMBER 31, 1999                  -           -               -    100,045,166     1,000,451    224,715,255      (145,029,480)    80,686,226
Net Loss.....................               -           -               -              -             -              -       (48,911,605)   (48,911,605)
Issuance of common stock........            -           -               -      4,457,169        44,572     10,477,216                       10,521,788
                                   -----------  ----------  --------------  -------------  ------------  -------------  -----------------  ------------
BALANCE, DECEMBER 31, 2000                  -           -               -    104,502,335     1,045,023    235,192,471      (193,941,085)    42,296,409
Net Loss.....................               -           -               -              -             -              -       (62,301,511)   (62,301,511)
   Compensation related to stock
   options, warrants and stock              -           -               -        300,000         3,000        984,119                  -       987,119
   grants.......................
Issuance of common stock........            -           -               -     13,520,719       135,208     30,418,832                  -    30,554,040
                                   -----------  ----------  --------------  -------------  ------------  -------------  -----------------  ------------
BALANCE, DECEMBER 31, 2001                                                   118,323,054     1,183,231    266,595,422      (256,242,596)    11,536,057
Net Loss.....................                                                                                               (10,212,738)   (10,212,738)
Issuance of common stock........                                               9,208,837        92,088     10,228,612                       10,320,700
                                   -----------  ----------  --------------  -------------  ------------  -------------  -----------------  ------------
BALANCE, MARCH 31, 2002                     -           -               -    127,531,891    $1,275,319   $276,824,034     $(266,455,334)   $11,644,019
                                   ===========  ==========  ==============  =============  ============  =============  =================  ============

                                          See notes to financial statements

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                             For the                November 1,
                                                                       Three Months Ended              1992
                                                                            March 31,               (inception)
                                                                                                      through
                                                                                                     March 31,
                                                                  ------------------------------  ----------------
                                                                      2002            2001             2002
                                                                  -------------   --------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................      $(10,212,738)    $(8,097,515)    $(266,455,334)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization............................           795,353        1,285,183        20,157,416
   Issuance of stock options to director, consultant and officer             -                -         4,848,641
   Amortization of debt issue costs.........................                 -                -           271,277
   Loss on sale or disposal of property and equipment.......            25,623                -        37,898,788
   Loss from investment in joint venture....................            15,000           22,500           144,163
   Net Loss on Sale of Investments..........................                 -                -            32,496
   Accretion of Discounts on Investments....................                 -                -         (410,084)
Changes in operating assets and liabilities:
   Prepaid expense and other current assets.................         (122,586)         (83,476)         (703,058)
   Accounts payable and accrued expenses....................         (153,358)      (1,593,814)         8,196,450
   Trade payable to majority stockholder....................                 -        (266,312)                 -
                                                                  -------------   --------------  ----------------
    Net cash used in operating activities...................       (9,652,706)      (8,733,434)     (196,019,245)
                                                                  -------------   --------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments..........................                 -                -      (52,419,820)
Purchase of restricted time deposit.........................                 -                -       (3,500,000)
Proceeds from sales and redemptions of investments..........                 -                -        52,797,408
Proceeds from sale of property and equipment................                 -                -           297,670
Investment in joint venture.................................                                            (515,438)
Purchase of property and equipment..........................         (202,354)      (1,311,719)      (73,198,098)
                                                                  -------------   --------------  ----------------
    Net cash used in investing activities...................         (202,354)      (1,311,719)      (76,538,278)
                                                                  -------------   --------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable to stockholders.....                 -                -        14,270,000
Proceeds from drawings on line of credit with bank..........                 -                -        14,000,000
Proceeds from issuance of common stock......................        10,320,700        5,450,000       272,459,164
Common stock issuance costs.................................                 -                -      (15,178,641)
Preferred dividends paid....................................                 -                -       (9,926,703)
Proceeds from issuance of preferred stock...................                 -                -        25,675,000
Preferred stock issuance costs..............................                 -                -       (1,201,999)
Repayment of line of credit with bank.......................                 -                -      (14,000,000)
Repayment of note payable...................................                 -                -      (12,245,651)
                                                                  -------------   --------------  ----------------
    Net cash provided by financing activities...............        10,320,700        5,450,000       273,851,170
                                                                  -------------   --------------  ----------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............           465,640      (4,595,153)         1,293,647

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............           828,007        7,791,654                 -
                                                                  -------------   --------------  ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD....................        $1,293,647       $3,196,501         1,293,647
                                                                  =============   ==============  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
     Income taxes...........................................               800                -           $12,671
     Interest...............................................                 -                -        $3,028,240
Warrants issued with debt...................................                 -                -          $306,168
Transfer of property from EKI...............................                 -                -           $28,745
Conversion of preferred stock to common stock...............                 -                -           $69,888

                                          See notes to financial statements.

EARTHSHELL CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2002

Presentation of Financial Information

The foregoing interim financial information is unaudited and has been prepared from the books and records of EarthShell Corporation (the “Company”). In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Certain reclassifications have been made to prior year’s financial statements to conform to the 2002 presentation.

The accompanying unaudited financial statements and these notes do not include certain information and footnote disclosures required by generally accepted accounting principles, which were included in the Company’s financial statements for the year ended December 31, 2001. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the period from November 1, 1992 (inception) to March 31, 2002, the Company has incurred a cumulative net loss of $266,455,334 and has a working capital deficit of $6,199,745 at March 31, 2002. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations from sources that are described in the notes to the financial statements.

Basic and diluted loss per common share is calculated based on the weighted average shares outstanding of 124,377,736 and 106,982,760 for the three months ended March 31, 2002, and March 31, 2001, respectively. Basic and diluted are the same because common stock equivalents are considered anti-dilutive.

Related Party Transactions

For the three months ended March 31, 2002 and 2001, the Company paid or accrued $300,000 and $326,307 respectively, for services performed by EKI under the Amended and Restated Technical Services Agreement. The Company reduced the use of EKI technical services and related expenses effective January 1, 2001.

EARTHSHELL CORPORATION

NOTES TO FINANCIAL STATEMENTS
Unaudited) - continued
MARCH 31, 2002

__________________________________________________________________________________________________

Property and Equipment:

At March 31, 2002 the property and equipment consisted of the following:

                                                                                       2002
                                                                              -------------------

Commercial Manufacturing Equipment
         Owings Mills, Maryland.........................................             $10,000,000
         Goettingen, Germany............................................               3,117,569
         Other Construction in Progress.................................                 519,210
                                                                              -------------------
                                                                                      13,636,779
Other Property and Equipment
         Product Development Center.....................................               3,793,737
         Office Furniture and Equipment.................................                 774,146
         Leasehold improvements.........................................                 571,361
                                                                              -------------------
                                                                                       5,139,244
                                                                              -------------------
Total cost..............................................................              18,776,023
Less:  accumulated depreciation and amortization........................             (4,803,534)
                                                                              -------------------
Property and equipment - net............................................             $13,972,489
                                                                              ===================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information contained in this Quarterly Report on Form 10-Q including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may be identified by the use of forward-looking terminology such as “may,” “will,” “ expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company’s actual operating performance or financial results to differ substantially from those anticipated by management that are described herein. Factors influencing the Company’s operating performance and financial results include, but are not limited to, changes in the general economy, the availability of financing, governmental regulations concerning, but not limited to, environmental issues, and other risks and unforeseen circumstances affecting the Company’s business and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Overview of Operations

Organized in November 1992 as a Delaware corporation, EarthShell® Corporation (the “Company”), is engaged in the commercialization of composite material technology for the manufacture of foodservice disposable packaging designed with the environment in mind. EarthShell Packaging® is based on patented composite material technology (collectively, the “ EarthShell Technology”), licensed on an exclusive, worldwide basis from E. Khashoggi Industries LLC and its wholly owned subsidiaries (“EKI”).

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

Currently, the Company’s strategic relationships include Sweetheart Cup Company Inc. (“Sweetheart”) in Maryland, Huhtamäki Oyj, (“Huhtamäki”) in Europe, Green Earth Packaging, Inc. (“GEP”) in the U.S., Green Packaging SDN BHD (“Green Packaging”) in Malaysia, and E.I. DuPont de Nemours and Company ("DuPont") in the U.S. Although the Company is manufacturing and selling initial quantities of commercial product in cooperation with its strategic partners, the Company has not recorded any revenues from operations since its inception, and proceeds from sales of hinged lid containers, plates, and bowls to date have been recorded as an offset to the cost of the manufacturing operations.

Comparison of the Three Months Ended March 31, 2002, to the Three Months March 31, 2001.

Total Research and Development Expenses Total research and development expenditures for the development of EarthShell Packaging increased $2.3 million to $7.0 million from $4.7 million for the three months ended March 31, 2002 compared with the three months ended March 31, 2001. The increase is attributable to the increased manufacturing expenditures to satisfy the demand for EarthShell Packaging products and for the development of EarthShell Packaging equipment in preparation for operational transfer to the Company’s strategic partners.

Total General and Administrative Expenses Total general and administrative expenses increased $0.3 million to $2.5 million from $2.2 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The increase is primarily a result of further development of EarthShell Packaging for the sandwich wrap.

Depreciation and Amortization Expense Depreciation and amortization expense decreased $0.5 million to $0.8 million from $1.3 million for the three months ended March 31, 2002 compared with the three months ended March 31, 2001 resulting from the write down of assets to net realizable value at December 31, 2001.

Interest Income Interest Income decreased $0.1 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 due to reduced cash balances on hand.

Net Loss The Company’s net loss increased $2.1 million to $10.2 million from $8.1 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Removing the effects of the write down of $19.4 million for quarter ended December 31, 2001 the Company’s net loss decreased $4.6 million to $10.2 million from $14.8 million for the three months ended March 31, 2002 compared to the three months ended December 31, 2001.

Liquidity and Capital Resources at March 31, 2002

Cash Flow. The Company’s principal use of cash for the three months ended March 31, 2002 was to fund operations for EarthShell Packaging. Net cash used in operations was $9.7 million for the three months ended March 31, 2002 and $8.7 million for the three months ended March 31, 2001. Net cash used in investing activities was $0.2 million and $1.3 million for the three months ended March 31, 2002 and 2001, respectively. Net cash provided by financing activities was $10.3 million and $5.5 million for the three months ended March 31, 2002 and 2001, respectively. As of March 31, 2002 the Company had cash totaling $1.3 million.

Capital Requirements. The Company expects to spend approximately $3.0 million in 2002 for capital expenditures related to manufacturing equipment for EarthShell Packaging. The Company paid or accrued approximately $3.6 million in capital expenditures for the year ended December 31, 2001.

Sources of Capital. As part of the Company’s initial public offering on March 27, 1998, the Company issued 10,526,316 shares of common stock, for which it received net proceeds of $206 million. On April 18, 2000 and January 4, 2001, the Company filed shelf registrations statements for 5 million and 15 million shares, respectively, of the Company’s common stock. During the year ended December 31, 2001 and December 31, 2000 the Company sold approximately 13.5 million and 4.5 million shares of common stock in negotiated transactions under such registration statements and received net proceeds from such sales of approximately $30.5 million and $10.5 million, respectively.

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

From January 1, 2002 through May 3, 2002 the Company sold approximately 12.7 million shares of common stock in negotiated transactions under such registration statements and received net proceeds from such sales of approximately $14.6 million.

The Company’s business plan calls for the transfer of operational and financial control of its manufacturing equipment to its operating partners. The sale of operating equipment and machinery and related manufacturing assets may be a key source of funding for the Company in 2002. However, until the transfer of such assets occurs, the Company cannot be certain of the timing or amount, if any, it will realize from these transfers.

With the transition of manufacturing to its partners the Company anticipates the beginning of royalty revenue in 2002. Meanwhile, the Company is restructuring its operations to reflect the transfer of manufacturing and demonstration activities. This will result in a significant reduction in operating costs which will begin to occur during the second quarter of 2002. The Company continues to sell equity in negotiated transactions using its shelf registration statements as it has in the past, and will continue to consider alternative financing opportunities to minimize the cost of capital to the Company. The Company believes that its existing cash, the financing provided through the sources of funding described, as well as new sources, will enable it to continue funding its operations over the remainder of the fiscal year. The Company cannot be certain, however, that funding commitments can be obtained on favorable terms, if at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Part II. Other Information

Item 1. Legal Proceedings

Not Applicable

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

                                            EarthShell Corporation

Date: May 15, 2002                               By:    /s/ D. SCOTT HOUSTON
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