Form 10-Q
period 2002-06-30
EARTHSHELL CORP
filed 2002-08-14
CIK 911801

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2002
☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        The number of shares outstanding of the registrant's common stock as of August 13, 2002 is 139,116,362.

EARTHSHELL CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2002

INDEX

			Page
Part I. Financial Information
Item 1.	Financial Statements
	a)	Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001	1
	b)	Statements of Operations for the three and six months ended June 30, 2002 and June 30, 2001 (unaudited) and for the period from November 1, 1992 (inception) through June 30, 2002 (unaudited)	2
	c)	Statements of Stockholders' Equity (Deficit) for the period from November 1, 1992 (inception) to June 30, 2002 (unaudited)	3
	d)	Statements of Cash Flows for the six months ended June 30, 2002 and June 30, 2001 (unaudited) and for the period from November 1, 1992 (inception) through June 30, 2002 (unaudited)	5
	e)	Notes to Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk		10
Part II. Other Information
Item 1.	Legal Proceedings		10
Item 2.	Changes in Securities		10
Item 3.	Defaults Upon Senior Securities		10
Item 4.	Submission of Matters to a Vote of Security Holders		10
Item 5.	Other Information		10
Item 6	Exhibits and Reports on Form 8-K		10
Signature			12

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$180,401	$828,007
Prepaid expenses and other current assets	931,841	580,472

Total current assets	1,112,242	1,408,479
RESTRICTED CASH	3,500,000	3,500,000
PROPERTY AND EQUIPMENT, NET	13,989,312	14,591,111
INVESTMENT IN JOINT VENTURE	356,275	386,275

TOTAL	$18,957,829	$19,885,865

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,754,161	$8,349,808
Note Payable to EKI	350,000	—

Total current liabilities	8,104,161	8,349,808

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 10,000,000 shares authorized; 9,170,000 Series A shares designated; no shares issued and outstanding as of June 30, 2002 and December 31, 2001	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 135,122,125 and 118,323,054 shares issued and outstanding as of June 30, 2002 and December 31, 2001	1,351,221	1,183,231
Additional paid-in common capital	283,117,190	266,595,422
Deficit accumulated during the development stage	(273,614,743)	(256,242,596)

Total stockholders' equity	10,853,668	11,536,057

TOTAL	$18,957,829	$19,885,865

See notes to financial statements.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		November 1, 1992 (inception) through June 30,
	2002	2001	2002	2001	2002
Expenses:
Related party research and development	$468,313	$367,694	$768,313	$691,142	$69,159,151
Other research and development	3,809,063	4,007,152	10,476,222	8,430,443	119,352,008
Related party general and administrative expenses	—	—	—	—	2,240,502
Other general and administrative expenses	2,116,286	3,893,262	4,587,649	6,078,168	57,371,853
Depreciation and amortization	795,352	1,225,267	1,590,705	2,510,449	20,952,768
Related party patent expenses	—	—	—	—	8,693,105

Total expenses	7,189,014	9,493,375	17,422,889	17,710,202	277,769,387
Interest income	(20,977)	(85,071)	(42,914)	(204,382)	(10,718,156)
Related party interest expense	—	—	—	—	4,770,731
Other interest expense	872	—	872	—	1,789,610
Gain on Sale of Asset	(9,500)	—	(9,500)	—	(9,500)

Loss Before Income Taxes	7,159,409	9,408,304	17,371,347	17,505,820	273,602,072
Income Taxes	—	—	800	—	12,671

Net Loss	7,159,409	9,408,304	17,372,147	17,505,820	273,614,743
Preferred Dividends	—	—	—	—	9,926,703

Net Loss Available To Common Stockholders	$7,159,409	$9,408,304	$17,372,147	$17,505,820	$283,541,446

Basic And Diluted Loss Per Common Share	$0.05	$0.08	$0.13	$0.16	$3.04
Weighted Average Number Of Common Shares	133,773,696	111,009,853	129,101,672	109,007,431	93,125,440

See notes to financial statements.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Cumulative Convertible Preferred Stock Series A						Deficit Accumulated during Development- Stage
			Additional Paid-In Preferred Capital	Common Stock		Additional Paid-In Common Capital
	Shares	Amount		Shares	Amount			Total
ISSUANCE OF COMMON STOCK AT INCEPTION	—	—	—	82,530,000	$3,150	$6,850	—	$10,000
Sale of preferred stock, net	6,988,850	$267	$24,472,734	—	—	—	—	24,473,001
Net loss	—	—	—	—	—	—	$(7,782,551)	(7,782,551)

BALANCE, DECEMBER 31, 1993	6,988,850	267	24,472,734	82,530,000	3,150	6,850	(7,782,551)	16,700,450
Net loss	—	—	—	—	—	—	(16,582,080)	(16,582,080)

BALANCE, DECEMBER 31, 1994	6,988,850	267	24,472,734	82,530,000	3,150	6,850	(24,364,631)	118,370
Contribution to equity	—	—	—	—	—	1,117,723	—	1,117,723
Net loss	—	—	—	—	—	—	(13,914,194)	(13,914,194)

BALANCE, DECEMBER 31, 1995	6,988,850	267	24,472,734	82,530,000	3,150	1,124,573	(38,278,825)	(12,678,101)
Contribution to equity	—	—	—	—	—	650,000	—	650,000
Issuance of stock warrants	—	—	—	—	—	246,270	—	246,270
Net loss	—	—	—	—	—	—	(16,950,137)	(16,950,137)

BALANCE, DECEMBER 31, 1996	6,988,850	267	24,472,734	82,530,000	3,150	2,020,843	(55,228,962)	(28,731,968)
Compensation related to stock options, warrants and stock grants.	—	—	—	—	—	3,156,659	—	3,156,659
Net loss	—	—	—	—	—	—	(18,992,023)	(18,992,023)

BALANCE, DECEMBER 31, 1997	6,988,850	267	24,472,734	82,530,000	3,150	5,177,502	(74,220,985)	(44,567,332)
262 to 1 stock split	—	69,621	(69,621)	—	822,150	(822,150)	—	—
Conversion of preferred stock to common stock	(6,988,850)	(69,888)	(24,403,113)	6,988,850	69,888	24,403,113	—	—
Issuance of common stock	—	—	—	10,526,316	105,263	205,883,493	—	205,988,756
Preferred stock dividends	—	—	—	—	—	(9,926,703)	—	(9,926,703)
Net loss	—	—	—	—	—	—	(26,620,052)	(26,620,052)

BALANCE, DECEMBER 31, 1998	—	—	—	100,045,166	1,000,451	224,715,255	(100,841,037)	124,874,669
Net loss	—	—	—	—	—	—	(44,188,443)	(44,188,443)

BALANCE, DECEMBER 31, 1999	—	—	—	100,045,166	1,000,451	224,715,255	(145,029,480)	80,686,226
Net Loss	—	—	—	—	—	—	(48,911,605)	(48,911,605)
Issuance of common stock	—	—	—	4,457,169	44,572	10,477,216	—	10,521,788

BALANCE, DECEMBER 31, 2000	—	—	—	104,502,335	1,045,023	235,192,471	(193,941,085)	42,296,409
Net Loss	—	—	—	—	—	—	(62,301,511)	(62,301,511)
Compensation related to stock options, warrants and stock grants	—	—	—	300,000	3,000	984,119	—	987,119
Issuance of common stock	—	—	—	13,520,719	135,208	30,418,832	—	30,554,040

BALANCE, DECEMBER 31, 2001				118,323,054	1,183,231	266,595,422	(256,242,596)	11,536,057
Net Loss	—	—	—	—	—	—	(17,372,147)	(17,372,147)
Issuance of common stock	—	—	—	16,799,071	167,990	16,521,768	—	16,689,758

BALANCE, JUNE 30, 2002	—	—	—	135,122,125	$1,351,221	$283,117,190	$(273,614,743)	$10,853,668

See notes to financial statements

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,		November 1, 1992 (inception) through June 30,
	2002	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,372,147)	$(17,505,820)	$(273,614,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,590,705	2,510,449	20,952,768
Issuance of stock options to director, consultant and officer	—	515,398	4,848,641
Amortization of debt issue costs	—	—	271,277
(Gain) Loss on sale or disposal of property and equipment	(9,500)	—	37,863,665
Loss from investment in joint venture	30,000	45,000	159,163
Net Loss on Sale of Investments	—	—	32,496
Accretion of Discounts on Investments	—	—	(410,084)
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(351,369)	(21,748)	(931,841)
Accounts payable and accrued expenses	(595,647)	(1,588,118)	7,754,161
Trade payable to majority stockholder	—	(266,312)	—

Net cash used in operating activities	(16,707,958)	(16,311,151)	(203,074,497)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	—	(52,419,820)
Purchase of restricted time deposit	—	—	(3,500,000)
Proceeds from sales and redemptions of investments	—	—	52,797,408
Proceeds from sale of property and equipment	9,500	—	307,170
Investment in joint venture	—	—	(515,438)
Purchase of property and equipment	(988,906)	(1,644,615)	(73,984,650)

Net cash used in investing activities	(979,406)	(1,644,615)	(77,315,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable to stockholders	—	—	14,270,000
Proceeds from drawings on line of credit with bank	—	—	14,000,000
Proceeds from issuance of common stock	16,689,758	14,947,940	278,828,222
Proceeds from note payable to EKI	350,000		350,000
Common stock issuance costs	—	—	(15,178,641)
Preferred dividends paid	—	—	(9,926,703)
Proceeds from issuance of preferred stock	—	—	25,675,000
Preferred stock issuance costs	—	—	(1,201,999)
Repayment of line of credit with bank	—	—	(14,000,000)
Repayment of note payable	—	—	(12,245,651)

Net cash provided by financing activities	17,039,758	14,947,940	280,570,228

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(647,606)	(3,007,826)	180,401
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	828,007	7,791,654	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$180,401	$4,783,828	180,401

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	800	—	$11,871
Interest	—	—	$3,028,240
Warrants issued with debt	—	—	$306,168
Transfer of property from EKI	—	—	$28,745
Conversion of preferred stock to common stock	—	—	$69,888

See notes to financial statements.

EARTHSHELL CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2002

Presentation of Financial Information

        The foregoing interim financial information is unaudited and has been prepared from the books and records of EarthShell Corporation (the "Company"). In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

        The accompanying unaudited financial statements and these notes do not include certain information and footnote disclosures required by generally accepted accounting principles, which were included in the Company's financial statements for the year ended December 31, 2001. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the period from November 1, 1992 (inception) to June 30, 2002, the Company has incurred a cumulative net loss of $273,614,743 and has a working capital deficit of $6,991,919 at June 30, 2002. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

        The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations from sources that are described in the notes to the financial statements

        Basic and diluted loss per common share is calculated based on the weighted average shares outstanding of 133,773,696 and 129,101,672 for the three and six months ended June 30, 2002, respectively and 111,009,853 and 109,007,431 for the three and six months ended June 30, 2001, respectively. Basic and diluted per share calculation is the same because common stock equivalents are anti-dilutive. Incremental dilutive shares which would be issuable using the treasury stock method would be 0 and 382,237 at June 30, 2002 and 2001, respectively.

Related Party Transactions

        For the three months ended June 30, 2002 and 2001, the Company paid or accrued $468,313 and $367,694 respectively, and $768,313 and $691,142 for the six months ended June 30, 2002 and 2001 for raw material purchases and payments related to a license agreement between E. Khashoggi Industries LLC and its wholly owned subsidiaries ("EKI") and the Company.

        During the six months ended June 30, 2002 the Company has from time to time received short term funding from EKI. At June 30, 2002 the Company had a Note Payable of $350,000 which is payable to EKI. The Note Payable and accrued interest was paid in full to EKI during the first week of July 2002.

Commitments

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

Property and Equipment:

        The cost and accumulated depreciation of property and equipment at June 30, 2002 and December 31, 2001 consisted of the following:

	2002	2001
Commercial Manufacturing Equipment
Owings Mills, Maryland	$10,000,000	$10,000,000
Goettingen, Germany	3,929,745	2,915,215
Other Construction in Progress	519,210	544,833

	14,448,955	13,460,048
Other Property and Equipment
Product Development Center	3,793,737	3,793,737
Office Furniture and Equipment	774,146	774,146
Leasehold improvements	571,361	571,361

	5,139,244	5,139,244
Total cost	19,588,199	18,599,292
Less: accumulated depreciation and amortization	(5,598,887)	(4,008,181)

Property and equipment — net	$13,989,312	$14,591,111

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Information contained in this Quarterly Report on Form 10-Q including "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.

These statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial results to differ substantially from those anticipated by management that are described herein. Factors influencing the Company's operating performance and financial results include, but are not limited to, changes in the general economy, the availability of financing, governmental regulations concerning, but not limited to, environmental issues, and other risks and unforeseen circumstances affecting the Company's business and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Overview of Operations

        Organized in November 1992 as a Delaware corporation, EarthShell® Corporation (the "Company"), is engaged in the commercialization of composite material technology for the manufacture of foodservice disposable packaging designed with the environment in mind. EarthShell Packaging® is based on patented composite material technology (collectively, the "EarthShell Technology"), licensed on an exclusive, worldwide basis from EKI.

        The EarthShell Technology has been developed over many years in consultation with leading material scientists and environmental experts to reduce the environmental burdens of foodservice disposable packaging through the careful selection of raw materials, processes, and suppliers. EarthShell Packaging, including hinged-lid sandwich containers, plates, bowls, and cups, is primarily made from commonly available natural raw materials such as natural ground limestone and potato starch. The Company believes that EarthShell Packaging has comparable or superior performance characteristics and can be commercially produced and sold at prices that are competitive with comparable paper and plastic foodservice disposable packaging.

        Currently, the Company's strategic relationships include Sweetheart Cup Company Inc. ("Sweetheart") in Maryland, Huhtamäki Oyj, ("Huhtamäki") in Europe, Green Earth Packaging, Inc. ("GEP") in the U.S., and Green Packaging SDN BHD ("Green Packaging") in Malaysia, and E. I. DuPont de Nemours and Company ("DuPont") in the U.S. Although the Company is manufacturing and selling initial quantities of commercial product in cooperation with its strategic partners, the Company has not recorded any revenues from such sales since its inception, and proceeds from sales of hinged lid containers, plates, and bowls to date have been recorded as an offset to the cost of the manufacturing operations.

Comparison of the Three and Six Months Ended June 30, 2002, to the Three and Six Months June 30, 2001.

        Total Research and Development Expenses    Total research and development expenditures for the development of EarthShell Packaging increased $2.1 million to $11.2 million from $9.1 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, and decreased $.1 million to $4.3 million from $4.4 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The increase of $2.1 million for the six months ended June 30, 2002 compared to June 30, 2001 is primarily related to the operating costs of the Owings Mills facility.

        Total General and Administrative Expenses    Total general and administrative expenses decreased $1.5 million to $4.6 million from $6.1 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, respectively, and decreased $1.8 million to $2.1 million from $3.9 million for the three months ended June 30, 2002 compared to June 30 2001, respectively. For the six months ended June 30, 2002 compared to June 30, 2001 there was a $1.0 million decrease in salaries and related payroll expense, and a $.75 million decrease for legal expenses related to the settlement of the lawsuit with Novamont which occurred in the 2nd quarter of 2001. The Company recognized cost increases of approximately $.25 million for such items as corporate insurance programs including major medical insurance and directors and officers insurance when comparing the six months ended June 30, 2002 to the six months ended June 30, 2001.

        Depreciation and Amortization Expense    Depreciation and amortization expense decreased $0.9 million to $1.6 million from $2.5 million for the six months ended June 30, 2002 compared with the six months ended June 30, 2001, and decreased $.4 million to $.8 million from $1.2 million when comparing the three months ended June 30, 2002 to June 30, 2001. The decrease in depreciation expense is attributable to the decrease in fixed assets as a result of write down of equipment to net realizable value during the fourth quarter of 2001.

Liquidity and Capital Resources at June 30, 2002

        Cash Flow.    The Company's principal use of cash for the six months ended June 30, 2002 was to fund operations for EarthShell Packaging. Net cash used in operations was $16.7 million for the six months ended June 30, 2002 and $16.3 million for the six months ended June 30, 2001. Net cash used in investing activities was $1.0 million and $1.6 million for the six months ended June 30, 2002 and 2001, respectively. Net cash provided by financing activities was $17.0 million and $14.9 million for the six months ended June 30, 2002 and 2001, respectively.

        Capital Requirements.    The Company expects to spend approximately $3.0 million in 2002 for capital expenditures related to manufacturing equipment for EarthShell Packaging. Through June 30, 2002 the Company has paid or accrued approximately $1.0 million in capital expenditures. The Company paid or accrued approximately $3.6 million in capital expenditures for the year ended December 31, 2001.

        Sources of Capital.    As part of the Company's initial public offering on March 27, 1998, the Company issued 10,526,316 shares of common stock, for which it received net proceeds of $206 million. On April 18, 2000 and January 4, 2001, the Company filed shelf registrations statements for 5 million and 15 million shares, respectively of the Company's common stock. During the years ended December 31, 2001 and December 31, 2000 the Company sold approximately 13.5 million and 4.5 million shares of common stock in negotiated transactions under such registration statements and received net proceeds from such sales of approximately $30.5 million and $10.5 million, respectively.

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

        From January 1, 2002 through June 30, 2002 the Company sold approximately 16.8 million shares of common stock in negotiated transactions under such registration statement and received net proceeds from such sales of approximately $16.7 million. During July 2002 the Company has raised an additional $2.9 million through sale of common stock.

        The Company's business plan calls for the transfer of operational and financial control of its manufacturing lines to its operating partners. The sale of equipment and machinery and related manufacturing assets may be a key source of funding for the Company in 2002. However, until the transfer of such assets occurs, the Company cannot be certain of the timing or amount, if any, it will realize from these transfers.

        Upon the successful transition of the manufacturing lines to its operating partners the Company expects to soon thereafter begin recognizing royalty revenues. Meanwhile, the Company is restructuring its operations to reflect the transfer of manufacturing and demonstration activities. This has resulted in a significant reduction in operating costs, which began to occur during the second quarter of 2002. The Company continues to sell equity in negotiated transactions using its shelf registration statements as it has in the past, and will continue to consider alternative financing opportunities to minimize the cost of capital to the Company. The Company believes that its existing cash, the financing provided through the sources of funding described, as well as new sources, will enable it to continue funding its operations over the remainder of the fiscal year. The Company cannot be certain, however, that funding commitments can be obtained on favorable terms, if at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable

Part II. Other Information

Item 1. Legal Proceedings

        Not applicable

Item 2. Changes in Securities

        Not applicable

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of the Company was held May 29th, 2002, and the following actions were taken:

        The Board of Directors was elected until the next Annual Meeting of Stockholders as follows: Essam Khashoggi, Simon K. Hodson, John Daoud, Layla Khashoggi, Howard J. Marsh, and George W. Roland.

Item 5. Other Information

        Not applicable

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

        (b)  The Company filed two reports on Form 8-K during the quarter ended June 30, 2002. Information regarding the items reported on is as follows:

Date	Item Reported On
April 9, 2002	The Company announced the sale of over 4.0 million shares of stock through a financing transaction and the announcement of a Common stock purchase agreement with a select group of investors.
May 17, 2002	The Company entered into a Common Stock Purchase Agreement with private investors for the sale of 2,080,000 shares of the Company's common stock with aggregate proceeds to the Company of $1,040,000.

Exhibit Index

10.52	Amendment #1 to Employment Agreement dated as of May 15th, 2002 by and between the Company and Vince Truant.
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARTHSHELL CORPORATION
Date: August 13, 2002	By:	/s/ D. SCOTT HOUSTON D. Scott Houston Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

QuickLinks

EARTHSHELL CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited) JUNE 30, 2002
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II. Other Information
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K