Form 10-Q
period 2002-09-30
EARTHSHELL CORP
filed 2002-11-15
CIK 911801

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of the registrant's common stock as of November 14, 2002 is 144,598,356.

EARTHSHELL CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2002

INDEX

			Page
Part I. Financial Information
Item 1.	Financial Statements
	a)	Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001	1
	b)	Statements of Operations for the three and nine months ended September 30, 2002 and September 30, 2001 (unaudited) and for the period from November 1, 1992 (inception) through September 30, 2002 (unaudited)	2
	c)	Statements of Stockholders' Equity (Deficit) for the period from November 1, 1992 (inception) to September 30, 2002 (unaudited)	3
	d)	Statements of Cash Flows for the nine months ended September 30, 2002 and September 30, 2001 (unaudited) and for the period from November 1, 1992 (inception) through September 30, 2002 (unaudited)	4
	e)	Notes to Financial Statements (unaudited)	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk		12
Item 4.	Controls and Procedures		12
Part II. Other Information
Item 1.	Legal Proceedings		13
Item 2.	Changes in Securities		13
Item 3.	Defaults Upon Senior Securities		13
Item 4.	Submission of Matters to a Vote of Security Holders		13
Item 5.	Other Information		13
Item 6	Exhibits and Reports on Form 8-K		13
Signature			14
Certifications			15-18

EARTHSHELL CORPORATION

(A Development Stage Enterprise)

BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$245,870	$828,007
Prepaid expenses and other current assets	513,992	580,472

Total current assets	759,862	1,408,479
RESTRICTED CASH	12,500,000	3,500,000
PROPERTY AND EQUIPMENT, NET	13,015,976	14,591,111
INVESTMENT IN JOINT VENTURE	341,275	386,275

TOTAL	$26,617,113	$19,885,865

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,335,797	$8,349,808
Note Payable to EKI	2,000,000	—

Total current liabilities	9,335,797	8,349,808

CONVERTIBLE NOTES PAYABLE	7,699,505
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 10,000,000 shares authorized; 9,170,000 Series A shares designated; no shares issued and outstanding as of September 30, 2002 and December 31, 2001	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 141,141,113 and 118,323,054 shares issued and outstanding as of September 30, 2002 and December 31, 2001	1,411,411	1,183,231
Additional paid-in common capital	288,570,517	266,595,422
Deficit accumulated during the development stage	(280,400,117)	(256,242,596)

Total stockholders' equity	9,581,811	11,536,057

TOTAL	$26,617,113	$19,885,865

See notes to financial statements.

EARTHSHELL CORPORATION

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		November 1, 1992 (inception) through September 30,
	2002	2001	2002	2001	2002
Expenses:
Related party research and development	$300,000	$401,055	$1,068,313	$1,092,197	$69,459,151
Other research and development	2,941,860	6,756,532	13,418,082	15,186,975	122,293,868
Related party general and administrative expenses	—	—	—	—	2,240,502
Other general and administrative expenses	2,366,377	2,367,682	6,954,026	8,445,850	59,738,230
Depreciation and amortization	795,065	1,138,516	2,385,770	3,648,965	21,747,833
Related party patent expenses	—	—	—	—	8,693,105

Total expenses	6,403,302	10,663,785	23,826,191	28,373,987	284,172,689
Interest income	(18,345)	(95,058)	(61,259)	(299,440)	(10,736,501)
Related party interest expense	—	—	—	—	4,770,731
Other interest expense	79,447	—	80,319	—	1,869,057
Miscellaneous Expense	320,970	—	320,970	—	320,970
Gain on Sale of Asset	—	—	(9,500)	—	(9,500)

Loss Before Income Taxes	6,785,374	10,568,727	24,156,721	28,074,547	280,387,446
Income Taxes	—	—	800	—	12,671

Net Loss	6,785,374	10,568,727	24,157,521	28,074,547	280,400,117
Preferred Dividends	—	—	—	—	9,926,703

Net Loss Available To Common Stockholders	$6,785,374	$10,568,727	$24,157,521	$28,074,547	$290,326,820

Basic And Diluted Loss Per Common Share	$0.05	$0.09	$0.18	$0.25	$3.08
Weighted Average Number Of Common Shares	138,500,013	114,169,194	132,433,714	110,746,927	94,297,674

See notes to financial statements.

EARTHSHELL CORPORATION

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Cumulative Convertible Preferred Stock Series A						Deficit Accumulated during Development Stage
			Additional Paid-In Preferred Capital	Common Stock		Additional Paid-In Common Capital
	Shares	Amount		Shares	Amount			Total
ISSUANCE OF COMMON STOCK AT INCEPTION	—	—	—	82,530,000	$3,150	$6,850	—	$10,000
Sale of preferred stock, net	6,988,850	$267	$24,472,734	—	—	—	—	24,473,001
Net loss	—	—	—	—	—	—	$(7,782,551)	(7,782,551)

BALANCE, DECEMBER 31, 1993	6,988,850	267	24,472,734	82,530,000	3,150	6,850	(7,782,551)	16,700,450
Net loss	—	—	—	—	—	—	(16,582,080)	(16,582,080)

BALANCE, DECEMBER 31, 1994	6,988,850	267	24,472,734	82,530,000	3,150	6,850	(24,364,631)	118,370
Contribution to equity	—	—	—	—	—	1,117,723	—	1,117,723
Net loss	—	—	—	—	—	—	(13,914,194)	(13,914,194)

BALANCE, DECEMBER 31, 1995	6,988,850	267	24,472,734	82,530,000	3,150	1,124,573	(38,278,825)	(12,678,101)
Contribution to equity	—	—	—	—	—	650,000	—	650,000
Issuance of stock warrants	—	—	—	—	—	246,270	—	246,270
Net loss	—	—	—	—	—	—	(16,950,137)	(16,950,137)

BALANCE, DECEMBER 31, 1996	6,988,850	267	24,472,734	82,530,000	3,150	2,020,843	(55,228,962)	(28,731,968)
Compensation related to stock options, warrants and stock grants.	—	—	—	—	—	3,156,659	—	3,156,659
Net loss	—	—	—	—	—	—	(18,992,023)	(18,992,023)

BALANCE, DECEMBER 31, 1997	6,988,850	267	24,472,734	82,530,000	3,150	5,177,502	(74,220,985)	(44,567,332)
262 to 1 stock split	—	69,621	(69,621)	—	822,150	(822,150)	—	—
Conversion of preferred stock to common stock	(6,988,850)	(69,888)	(24,403,113)	6,988,850	69,888	24,403,113	—	—
Issuance of common stock	—	—	—	10,526,316	105,263	205,883,493	—	205,988,756
Preferred stock dividends	—	—	—	—	—	(9,926,703)	—	(9,926,703)
Net loss	—	—	—	—	—	—	(26,620,052)	(26,620,052)

BALANCE, DECEMBER 31, 1998	—	—	—	100,045,166	1,000,451	224,715,255	(100,841,037)	124,874,669
Net loss	—	—	—	—	—	—	(44,188,443)	(44,188,443)

BALANCE, DECEMBER 31, 1999	—	—	—	100,045,166	1,000,451	224,715,255	(145,029,480)	80,686,226
Net Loss	—	—	—	—	—	—	(48,911,605)	(48,911,605)
Issuance of common stock	—	—	—	4,457,169	44,572	10,477,216	—	10,521,788

BALANCE, DECEMBER 31, 2000	—	—	—	104,502,335	1,045,023	235,192,471	(193,941,085)	42,296,409
Net Loss	—	—	—	—	—	—	(62,301,511)	(62,301,511)
Compensation related to stock options, warrants and stock grants.	—	—	—	300,000	3,000	984,119	—	987,119
Issuance of common stock	—	—	—	13,520,719	135,208	30,418,832	—	30,554,040

BALANCE, DECEMBER 31, 2001				118,323,054	1,183,231	266,595,422	(256,242,596)	11,536,057
Net Loss	—	—	—	—	—	—	(24,157,521)	(24,157,521)
Issuance of common stock	—	—	—	20,793,708	207,937	19,297,821	—	19,505,758
Conversion of convertible notes payable to common stock	—	—	—	2,024,351	20,243	979,757	—	1,000,000
Issuance of stock warrants	—	—	—	—	—	1,521,046	—	1,521,046
Debt conversion cost	—	—	—	—	—	176,471	—	176,471

BALANCE, SEPTEMBER 30, 2002	—	—	—	141,141,113	$1,411,411	$288,570,517	$(280,400,117)	$9,581,811

See notes to financial statements

EARTHSHELL CORPORATION

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,		November 1, 1992 (inception) through September 30, 2002
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,157,521)	$(28,074,547)	$(280,400,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,385,770	3,648,965	21,747,833
Issuance of stock options to director, consultant and officer	—	751,724	4,848,641
Amortization and accretion of debt issue costs	76,052	—	347,329
Debt conversion cost	320,970	—	320,970
Loss on sale, disposal, or impairment of property and equipment	1,842,143	—	39,715,308
Loss from investment in joint venture	45,000	45,000	174,163
Net Loss on Sale of Investments	—	—	32,496
Accretion of Discounts on Investments	—	—	(410,084)
Changes in operating assets and liabilities:
Prepaid expense and other current assets	66,480	(89,052)	(513,992)
Accounts payable and accrued expenses	(1,014,011)	(446,226)	7,335,797
Trade payable to majority stockholder	—	(266,312)	—

Net cash used in operating activities	(20,435,117)	(24,430,448)	(206,801,656)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	—	(52,419,820)
Purchase of restricted time deposit,net	(9,000,000)	—	(12,500,000)
Proceeds from sales and redemptions of investments	—	—	52,797,408
Proceeds from sale of property and equipment	9,500	—	307,170
Investment in joint venture	—	(200,000)	(515,438)
Purchase of property and equipment	(2,662,278)	(3,289,680)	(75,658,022)

Net cash used in investing activities	(11,652,778)	(3,489,680)	(87,988,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable to stockholders	—	—	14,270,000
Proceeds from drawings on line of credit with bank	—	—	14,000,000
Proceeds from issuance of common stock	19,505,758	22,047,939	281,644,222
Proceeds from notes payable to EKI	3,030,000	—	3,030,000
Proceeds from convertible notes payable	10,000,000	—	10,000,000
Common stock issuance costs	—	—	(15,178,641)
Preferred dividends paid	—	—	(9,926,703)
Proceeds from issuance of preferred stock	—	—	25,675,000
Preferred stock issuance costs	—	—	(1,201,999)
Repayment of line of credit with bank	—	—	(14,000,000)
Repayment of notes payable to EKI	(1,030,000)	—	(1,030,000)
Repayment of note payable	—	—	(12,245,651)

Net cash provided by financing activities	31,505,758	22,047,939	295,036,228

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(582,137)	(5,872,189)	245,870
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	828,007	7,791,654	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$245,870	$1,919,465	$245,870

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$800	—	$11,871
Interest	—	—	3,028,240
Warrants issued with debt	1,521,046	—	1,827,214
Transfer of property from EKI	—	—	28,745
Convertible notes payable converted to common stock	1,000,000	—	1,000,000
Conversion of preferred stock to common stock	—	—	69,888

See notes to financial statements.

EARTHSHELL CORPORATION

NOTES TO FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2002

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

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the period from November 1, 1992 (inception) to September 30, 2002, the Company has incurred a cumulative net loss of $280,400,117 and has a working capital deficit of $8,575,935 at September 30, 2002. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

        The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations from sources that are described in the notes to the financial statements. (See Convertible Debt, and Liquidity and Capital Resources)

        Basic and diluted loss per common share is calculated based on the weighted average shares outstanding of 138,500,013 and 132,433,714 for the three and nine months ended September 30, 2002, respectively and 114,169,194 and 110,746,927 for the three and nine months ended September 30, 2001, respectively. Basic and diluted per share calculation is the same because common stock equivalents are anti-dilutive. The Company had 3,771,150 options outstanding at September 30, 2002.

Related Party Transactions

        E. Khashoggi Industries LLC and its wholly owned subsidiaries ("EKI") own approximately 43% of the Company's shares, and may be deemed to be a controlling shareholder. For the three months ended September 30, 2002 and 2001, the Company paid or accrued $300,000 and $401,055 respectively, and $1,068,313 and $1,092,197 for the nine months ended September 30, 2002 and 2001, respectively, for payments related to a license agreement between Biotec, a wholly-owned subsidiary of EKI, and the Company, related primarily to the EarthShell sandwich wraps technology.

        During the nine months ended September 30, 2002 the Company has, from time to time, received short term working capital loans from EKI, at an interest rate of 10% per annum. At September 30, 2002 the Company had notes payable of $2,000,000. During October 2002, the Company increased notes payable to EKI by $850,000. In the beginning of November 2002, notes payable were reduced by $1,100,000. At November 14, 2002, the Company had notes payable to EKI of $1,750,000.

Commitments

        During 1998, EKI entered into certain agreements with an equipment manufacturer providing for the purchase by EKI of certain technology applicable to starch-based disposable packaging. EKI licenses such technology to the Company on a royalty-free basis pursuant to the License Agreement. In connection with the purchase, and pursuant to the terms of a letter agreement with EKI, the Company agreed to pay the seller of the technology $3,500,000 on or about December 31, 2003, which obligation is secured by a letter of credit. The Company's obligation to the seller of the technology will be reduced by 5% of the purchase price of any equipment purchased by EKI, the Company or its licensees or joint venture partners from the seller of the technology. The Company believes that there will be a demand for more than $70 million in new equipment over the next 2-3 years, which will extinguish the obligation.

        In addition, the Company is required to pay $3,000,000 over the five-year period commencing January 1, 2004 if EKI, the Company or the Company's licensees or joint venture partners have not purchased, by December 31, 2003, at least $35,000,000 of equipment from the seller of the technology and EKI, the Company or the Company's licensees or joint venture partners make active use of the purchased technology. To date the Company has not made active use of such patents and related technology. EKI has agreed to indemnify the Company to the extent the Company is required to pay any portion of this $3,000,000 obligation solely as a result of EKI's or its licensees' active use of such patents and related technology (other than use by the Company or its sublicensees).

Convertible Debt

        On August 12, 2002 the Company issued $10 million in convertible debentures to institutional investors. The debentures bear interest at a rate of 1.5% per annum. The holders of the debentures have the right to convert the debenture to the Company's common stock at $1.30 per share. Since the conversion price was significantly above the fair market value of the common stock at the date of issue, the debentures were deemed to have no beneficial conversion feature. The proceeds from the debentures were used to secure an irrevocable letter of credit in favor of the debenture holders such that unrestricted access to the proceeds of the debentures occurs only upon conversion of the debentures into shares of the Company's common stock accompanied by a pro rate reduction in the letter of credit. In addition to the holders' conversion option, the Company has the right to force conversion of up to $500,000 of the debenture per week at a 15% discount to the market price of the Company's stock. During the third quarter of 2002, the Company forced conversion of $1 million of the debentures, reducing the outstanding balance of the debentures to $9 million. A non-cash expense of $176,471 was recorded as a result of this conversion to reflect the 15% discount to the market price of the Company's common stock.

        In connection with the issuance of the debentures, the Company issued to the holders warrants to purchase 2.5 million shares of common stock at $1.20 per share. A value of $1,521,046 was ascribed to the warrants and recorded as an original issue discount based on the Black-Scholes method of valuation

(assuming a warrant term of 5 years, a discount rate of 3.4%, and a volatility factor of 276%). A non-cash accretion charge of $220,551 to amortize this original issue discount was recorded for the third quarter of 2002.

        The debentures may be prepaid upon twenty days notice for 104% of the outstanding balance of the debentures.

Property and Equipment:

        The cost and accumulated depreciation of property and equipment at September 30, 2002 and December 31, 2001 consisted of the following:

	2002	2001
Commercial Manufacturing Equipment
Owings Mills, Maryland	$9,690,103	$10,000,000
Goettingen, Germany	4,000,000	2,915,215
Other Construction in Progress	522,473	544,833

	14,212,576	13,460,048
Other Property and Equipment
Product Development Center	3,793,738	3,793,737
Office Furniture and Equipment	744,142	774,146
Leasehold improvements	571,361	571,361

	5,109,241	5,139,244
Total cost	19,321,817	18,599,292
Less: accumulated depreciation and amortization	(6,305,841)	(4,008,181)

Property and equipment—net	$13,015,976	$14,591,111

        In connection with the startup of the demonstration line in Goettingen, Germany, the Company expects that the PolarCup EarthShell joint venture will accept the performance of the line and will acquire the equipment very soon. It has been agreed that the joint venture will reimburse EarthShell for the cost of the line on a replacement cost basis, which will exclude one-time engineering or development costs. In analyzing the asset for impairment, the Company has secured quotations from the various machinery suppliers for an identical line, and has concluded that $1.6 million of development cost will not be reimbursable by the joint venture and therefore was written off in the third quarter of 2002, which is included in other Research and Development expense in the Statements of Operations.

        With regard to the equipment at Owings Mills, the Company entered into a new Sublicense and Operating Agreement with Sweetheart Cup Company on October 3, 2002 wherein Sweetheart was granted a "priority" for certain EarthShell product groups in certain key US market segments. Under the agreement, Sweetheart will be developing production capacity at Owings Mills. It is expected that Sweetheart will utilize the Company's existing infrastructure and equipment as much as is practicable. Specific agreements regarding the amount, form or timing of compensation to the Company will be reached over the course of the coming year as Sweetheart builds out the Owings Mills facility. In this context, the Company has evaluated the Owings Mills asset for impairment and has written off $251,791 related to a portion of the forming process, which is included in other Research and Development expense in the Statements of Operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

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

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with generally accepted accounting principals requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company's financial statements and the accompanying notes. The amounts of assets and liabilities reported in the Company's balance sheet and the amounts of expenses reported for each fiscal period are affected by estimates and assumptions which are used for, but not limited to, the accounting for asset impairments. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

        Restricted Cash.    At March 30, 1998, a certificate of deposit for $3,500,000 was opened as collateral on the letter of credit related to the Company's obligation under a letter agreement between the Company's majority stockholder, EKI, and the Company relating to a patent purchase agreement between EKI and a third party as discussed in the Commitments and is classified as restricted cash on the balance sheet.

        Convertible Debt.    The debentures may be prepaid upon twenty days notice for 104% of the outstanding balance of the debentures.

        Estimated Net Realizable Value of Property and Equipment.    The Company has been engaged in the development of manufacturing equipment to demonstrate the commercial viability of its manufacturing processes. To this end the Company has developed commercial manufacturing lines in Goleta, California and Owings Mills, Maryland and Goettingen, Germany. The operating equipment and machinery and related manufacturing assets are carried on the Company's books at the lower of cost (net of depreciation), or fair value.

        The Company's business plans call for the transfer of manufacturing responsibility for its products to its operating partners. The Company expects to negotiate a fair market value for its existing manufacturing equipment, not to exceed the then current replacement value of the equipment, to certain of its operating partners. (See Property and Equipment). However, until the transfers and sales are complete, the Company cannot be certain that such value will be realized. Failure of the equipment to perform at a level satisfactory to the operating partners, failure to negotiate mutually agreeable terms of transfer, or any other failure to conclude the transfer of one or more on the operating lines to the respective operating partners may require the Company to consider alternative approaches to utilize the equipment such as funding an alternative operating partner to take over, relocating the equipment, or dismantling the line. Any one of these alternatives could have a negative economic impact on the carrying value of the equipment.

        The key accounting estimates and policies are reviewed with the Audit Committee of the Board of Directors.

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

        Currently, the Company's key strategic relationships include Sweetheart Cup Company Inc. ("Sweetheart") in Maryland, Huhtamäki Oyj, ("Huhtamäki") in Europe, Green Earth Packaging, Inc. ("GEP") in the U.S.,

        Green Packaging SDN BHD ("Green Packaging") in Malaysia, and E. I. DuPont de Nemours and Company ("DuPont") in the U.S. During the quarter ended September 30, 2002, the following significant milestones were achieved.

        The Company:

  •
  Entered into a definitive agreement with DuPont.

  •
  Signed a Sublease and Operations Agreement to enable GEP to run EarthShell's Goleta, California plate and bowl manufacturing operations which supplies most of EarthShell's current commercial customers. (The existing license agreement with GEP is for the US market and requires a minimum capital investment of $10 million in order to build production capacity to support sales of at least $25 million per year.)

  •
  Entered into a Supplemental Agreement with Green Packaging in Malaysia wherein Green Packaging agreed to invest at least $10 million in production equipment and to achieve annual product sales of at least $50 million beginning in 2004.

  •
  Entered into a definitive Operating and Sublicense Agreement with Sweetheart granting to Sweetheart a priority right to access $500 million of product sales for specified product families in the US in select market segments. Sweetheart's priority rights are subject to Sweetheart meeting certain investment and sales minimums.

  •
  Completed the installation of the first commercial EarthShell production line in Germany in cooperation with its joint venture partner, Huhtamaki, who is starting up the line in anticipation of commercial production.

        The Company has been manufacturing and selling initial quantities of commercial product in cooperation with its strategic partners. The Company recorded the proceeds from such sales since its inception as an offset to the cost of the manufacturing operations.

Comparison of the Three and Nine Months Ended September 30, 2002, to the Three and Nine Months Ended September 30, 2001.

        Total Research and Development Expenses    Total research and development expenditures for the development of EarthShell Packaging decreased $1.8 million to $14.5 million from $16.3 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, and decreased $4.0 million to $3.2 million from $7.2 million for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The decreases for both the three and nine months ended September 30, 2002 compared to September 30, 2001 are related to the elimination of operating costs related to the Owings Mills facility, and the completion of the critical work by the Company's licensees and operating partners to allow them to take over manufacturing responsibility for EarthShell products. This reduction has been offset by the impairment of $1.6 million for demonstration line in Goettingen, Germany and the impairment of $251,791 for the commercial line in Owings Mills, Maryland.

        Total General and Administrative Expenses    Total general and administrative expenses decreased $1.4 million to $7.0 million from $8.4 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, and remained constant at $2.4 million for the three months ended September 30, 2002 compared to September 30 2001. For the nine months ended September 30, 2002 compared to September 30, 2001 there was a $750,000 decrease in salaries and related payroll expense, and a $750,000 decrease for legal expenses related to the settlement of the lawsuit with Novamont, to the Company's satisfaction, which occurred in the second quarter of 2001. The Company's expenditure on maintaining patents remained constant when comparing the nine months ended September 30, 2002 to the nine months ended September 30, 2001.

        Depreciation and Amortization Expense    Depreciation and amortization expense decreased $1.2 million to $2.4 million from $3.6 million for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001, and decreased $0.3 million to $0.8 million from $1.1 million when comparing the three months ended September 30, 2002 to September 30, 2001. The decrease in depreciation expense is attributable to the decrease in fixed assets as a result of write down of equipment to net realizable value during the fourth quarter of 2001.

        Miscellaneous Expense.    The $320,970 increase for both the three and nine months ended September 30, 2002 compared to September 30, 2001 is a direct result of $144,409 discount on debt and $176,471 for debt conversion costs.

Liquidity and Capital Resources at September 30, 2002

        Cash Flow.    The Company's principal use of cash for the nine months ended September 30, 2002 was to fund operations. Net cash used in operations decreased $4.0 million to $20.4 million for the nine months ended September 30, 2002 compared to $24.4 million for the nine months ended September 30, 2001. Net cash used in investing activities was $12.7 million and $3.5 million for the nine months ended September 30, 2002 and 2001, respectively. Net cash provided by financing activities was $32.5 million and $22.0 million for the nine months ended September 30, 2002 and 2001, respectively.

        Capital Requirements.    Through September 30, 2002 the Company has paid or accrued approximately $2.7 million in capital expenditures. The Company paid or accrued approximately $3.6 million in capital expenditures for the year ended December 31, 2001. The Company expects to spend a total of $3.0 million in 2002 for capital expenditures, all of which are related to manufacturing equipment for EarthShell Packaging.

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

        In December of 2001 the Company filed a shelf registration statement that provides for the sale of up to $50 million of securities, including secured or unsecured debt securities, preferred stock, common stock, and warrants. These securities may be offered, separately or together, in distinct series, and in amounts, at prices and on terms to be set forth in the prospectus contained in the registration statement, and in subsequent supplements to the prospectus. From January 1, 2002 through September 30, 2002 the Company sold approximately 22.8 million shares of common stock in negotiated transactions under such registration statements and received net proceeds from such sales of approximately $20.5 million.

        On August 12, 2002 the Company issued $10 million in convertible debentures to institutional investors. The debentures bear interest at a rate of 1.5% per annum. The holders of the debentures have the right to convert the debenture to the Company's common stock at $1.30 per share. Based on the conversion price relative to the fair market value of the common stock at the date of issue, the debentures were deemed to have no beneficial conversion feature. The proceeds from the debentures are subject to an irrevocable letter of credit in favor of the holders, secured by cash such that unrestricted access to the proceeds of the debentures occurs only upon conversion of the debentures into shares of the Company's common stock. In addition to the holders' conversion option, the Company has the right to force conversion of up to $500,000 of the debenture per week at a 15% discount to the market price of the Company's stock. During the third quarter of 2002, the Company forced conversion of $1 million of the debenture, reducing the outstanding balance to $9 million.

        During September, the Company's largest shareholder, EKI, made various simple interest working capital loans to the Company in the net amount of $2 million. These loans bear interest at a rate of 10% per annum and are payable on demand.

        The Company continues to consider various financing opportunities to fund its operations and to minimize the cost of capital to the Company. To this end, the Company may continue to utilize its shelf registration statement as necessary from time to time. While the Company believes that it will continue to raise sufficient capital as necessary to fund its operations, the Company cannot be certain that funding commitments can be obtained on favorable terms, if at all.

        The Company's business plan calls for the transfer of technology to its operating partners and the transition of manufacturing responsibility to these operating partners. Certain EarthShell operating partners have already begun to invest directly in the purchase of their own manufacturing equipment for EarthShell products. Upon the successful completion of transition of the manufacturing responsibility to its operating partners and the subsequent build-up of manufacturing capacity by these partners and consequent commencement of in-the-market products sales, the Company expects to then begin recognizing royalty revenues. Meanwhile, the Company has largely restructured its operations to reflect this transition. This has resulted in a significant reduction in headcount and operating costs, which began to occur as early as the first quarter of 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company has $12.5 million in restricted cash. If interest rates increase or decrease by 1%, interest income will increase or decrease by $125,000. The Company has $7.7 million in convertible notes payable. If interest rates increase or decrease by 1%, interest expense will increase or decrease by $90,000. The Company's exposure to foreign currency risk is not material.

Item 4. Controls and Procedures

        Evaluation of disclosure controls and procedures.    Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        Changes in internal controls.    There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 1. Legal Proceedings

        Not applicable

Item 2. Changes in Securities

        Not applicable

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5. Other Information

        Not applicable

Item 6. Exhibits and Reports on Form 8-K

        The Company filed three reports on Form 8-K during the quarter ended September 30, 2002. Information regarding the items reported on is as follows:

Date	Item Reported On
August 01, 2002	The Company entered into a Common Stock Purchase Agreement with private investors for the sale of 1,898,735 shares of the Company's common stock with aggregate proceeds to the Company of $1,500,000.
August 13, 2002	The Company entered into a Securities Purchase Agreement with private investors for the sale of secured convertible debentures to the Company in the aggregate principal amount of $10,000,000.
September 26, 2002	The Company entered into a Loan Agreement with E. Khashoggi Industries, LLC whereby EKI agreed to extend short term loans to the Company in its sole discretion.

        10.53 Alliance Agreement dated 25 July, 2002 between EarthShell Corporation and E. I. DuPont de Nemours and Company.

        10.54 Second Amendment dated 29 July, 2002 to Amended and Restated License Agreement between E. Khashoggi Industries, LLC and EarthShell Corporation.

        10.55 License and Information Transfer Agreement dated 29 July, 2002 between the Biotec Group and EarthShell Corporation.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

EarthShell Corporation
Date: November 14, 2002	By:	/s/ D. SCOTT HOUSTON D. Scott Houston Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

CERTIFICATIONS

I, Simon K. Hodson, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of EarthShell Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ SIMON K. HODSON Simon K. Hodson Chief Executive Officer

CERTIFICATIONS

I, D. Scott Houston, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of EarthShell Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ D. SCOTT HOUSTON D. Scott Houston Chief Financial Officer

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Report of EarthShell Corporation (the "Company") on Form 10-Q for the fiscal quarter ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Simon K. Hodson, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/ SIMON K. HODSON
Simon K. Hodson Chief Executive Officer November 14, 2002

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the report of EarthShell Corporation (the "Company") on Form 10-Q for the fiscal quarter ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, D. Scott Houston, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  b]The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/ D. SCOTT HOUSTON
D. Scott Houston Chief Financial Officer November 14, 2002

QuickLinks

EARTHSHELL CORPORATION FORM 10-Q For the Quarter Ended September 30, 2002 INDEX
EARTHSHELL CORPORATION (A Development Stage Enterprise) BALANCE SHEETS
EARTHSHELL CORPORATION (A Development Stage Enterprise) STATEMENTS OF OPERATIONS (Unaudited)
EARTHSHELL CORPORATION (A Development Stage Enterprise) STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
EARTHSHELL CORPORATION (A Development Stage Enterprise) STATEMENTS OF CASH FLOWS (Unaudited)
EARTHSHELL CORPORATION NOTES TO FINANCIAL STATEMENTS (Unaudited) SEPTEMBER 30, 2002
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
Part II. Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signature
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002