Form 10-K/A
period 2002-12-31
EARTHSHELL CORP
filed 2003-04-30
CIK 911801

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

        The number of shares outstanding of the Registrant's Common Stock as of April 29, 2003 was 155,744,206.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on June 3, 2003 are incorporated by reference in Part III of this Annual Report on Form 10-K.

        As used herein, the terms "EarthShell" and the "Company" shall mean EarthShell Corporation unless the context otherwise indicates and the term "Proxy Statement" shall mean the Proxy Statement for the Company's 2003 Annual Meeting of Stockholders to be held on June 3, 2003.

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

        During 2002, and January 2003, EKI made a series of loans to the Company totaling approximately $5.8 million. These loans were used to pay operating costs and accrued interest at 7% or 10% per annum. Some of these loans were not repaid at their stated maturity, and thereby became convertible, at EKI's election, into shares of the Company's common stock. In connection with the issuance and sale in March 2003 of the Company's 2% secured convertible debentures due in 2006 (the "2006 Debentures") to a group of institutional investors, EKI agreed to subordinate the repayment of these loans to the payment in full of the Company's obligations under the 2006 Debentures. In addition, EKI and Biotec agreed to subordinate certain payments to which they were otherwise entitled under the License Agreement and the Biotec Agreement (other than their respective percentages of any royalties received by the Company) to the satisfaction in full of the Company's obligations under the 2006 Debentures. They further agreed not to assert any claims against the Company for breaches of the License Agreement or the Biotec Agreement (other than the assertion of certain equitable remedies to enjoin the Company from, for example, selling products outside its field of use) until such time as the Company's obligations under the 2006 Debentures are satisfied in full. EKI and Biotec also agreed to allow the Company to pledge its interest in the License Agreement to secure its obligations under the 2006 Debentures, and certain additional concessions were made by EKI and Biotec to permit the Company greater flexibility in selling its rights under the License Agreement and the Biotec Agreement to third parties in an insolvency context. These rights terminate upon the satisfaction in full of the obligations under the 2006 Debentures. In consideration for its willingness to subordinate the payments and advances that are owed to it, the Company issued to EKI in March 2003 a warrant to acquire one million shares of the Company's common stock at a price of $0.50 per share with a ten year term.

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

        The Company believes it will be able to lease comparable space at a comparable price when these leases expire.

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

Selected Financial Data
(in thousands, except per share data)

						November 1, 1992 (inception) through December 31, 2002
	For the Year Ended December 31
	2002	2001	2000	1999	1998
Statement of Operations Data
Research and development expenses	$26,890	$47,148	$37,265	$30,471	$19,982	$204,157
General and administrative expenses	9,590	9,634	6,843	11,872	9,296	64,614
Depreciation and amortization	3,099	5,874	5,704	4,644	881	22,461
Gain on sale of property and equipment	(441)	—	—	—	—	(441)
Interest expense (income), net	132	(356)	(1,264)	(3,448)	(4,026)	(3,984)
Related party patent expenses	—	—	362	645	486	8,693
Debenture conversion cost	321	—	—	—	—	321
Net loss	39,591	62,302	48,912	44,188	26,620	295,834
Preferred dividends	—	—	—	—	777	9,927
Net loss available to common stockholders	39,591	62,302	48,912	44,188	27,397	305,761
Average shares outstanding	135,326	112,232	101,419	100,045	95,707	95,527
Balance Sheet Data
Cash and cash equivalents	$111	$828	$7,792	$26,413	$86,590
Short-term investments	—	—	—	8,971	6,531
Working capital (deficit)	(8,315)	(6,941)	2,107	32,886	87,054
Total assets	18,024	19,886	48,474	87,199	135,638
Convertible debentures, amounts payable to related party, accrued interest and accrued dividends	10,190	—	266	1,386	1,181
Deficit accumulated during development stage	(295,834)	(256,243)	(193,941)	(145,029)	(100,841)
Stockholders' equity (deficit)	(3,473)	11,536	42,296	80,686	124,875
Shares outstanding	144,656	118,323	104,502	100,045	100,045
Per Common Share
Basic and diluted loss per share	$0.29	$0.56	$0.48	$0.44	$0.29	3.20

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

  •
  Related party research and development expenses are comprised of the $100,000 monthly licensing fee for the use of the Earthshell technology and for technical services, both of which were payable to EKI, a stockholder of the Company, or Biotec, a wholly owned subsidiary of EKI. Related party research and development expenses totaled $1.5 million for each of the years ended December 31, 2002 and December 31, 2001.

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

        The Company entered into a strategic relationship agreement with Sweetheart in late 1997 whereby the Company financed and built a production line at Sweetheart's Owings Mills, Maryland manufacturing facility to demonstrate that its clamshell products could be produced commercially for McDonald's. The Company worked closely with Sweetheart and McDonald's to create an acceptable product design, develop a commercially viable operation and meet required performance standards. Since 1997 the Company has intended to transfer the production lines at Owings Mills to Sweetheart.

        In the fourth quarter of 2001, the Company wrote down $12.3 million of property and equipment at Owings Mills to reflect the net realizable value of the equipment and machinery based on a quotation from a third party. During the first half of 2002 production at the Owings Mills facility ceased as Sweetheart contemplated construction of new, updated production lines. The Company has been negotiating with Sweetheart and certain equipment manufacturers to assess their interest in utilizing portions of the Company's existing production lines and infrastructure in Owings Mills; however, definitive agreements have not been reached and the Company is unable to determine the amount, if any, of compensation it might receive in disposing of its production lines in Owings Mills. As a result, the Company wrote down the remaining $7.5 million of the equipment at Owings Mills during the year ended 2002. As of December 31, 2002 the Company's Owings Mills production lines are being carried on its balance sheet at a net book value of zero.

        The commercial production line in Goettingen, Germany is being financed and constructed by the Company for the Company's joint venture with Huhtamäki. During 2001, $1.2 million of the Goettingen line was written off to reflect equipment that had no further application in the product development cycle. During the third quarter of 2002 the Company concluded, after obtaining quotations from various machinery suppliers for an identical line, that $1.7 million of the cost of the line will not be recoverable and therefore the carrying value of the line was written down by this amount of which $1.6 million was recorded in the third quarter of 2002 and the remaining $0.1 million was recorded in the fourth quarter of 2002.

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

        Interest Expense.    Interest expense increased $0.3 million to $0.3 million from $0.0 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. The increase was the result of the issuance of 1.5% secured convertible debentures due in 2007 (the "2007 Debentures"), accretion of the discount related to the warrants issued in conjunction with the 2007 Debentures, and short-term notes payable to a related party. These debentures will accrue approximately $0.3 million in annual interest expense until they expire or convert into common stock. The short-term working capital loans will accrue approximately $0.3 million in annual interest expense until they are repaid.

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

        As the development and commercialization of the manufacturing technology progresses, the Company periodically assess its property and equipment used in development and early stages of manufacturing in order to reflect the lower of cost or fair value (see Critical Accounting Assumptions). The impairment of property and equipment increased $7.4 million to $19.4 million from $12.0 million for the year ended December 31, 2001 compared to the year ended December 31, 2000. Of the $19.4 million charge taken in the fourth quarter of 2001, $12.3 million is an impairment to net realizable value for the manufacturing equipment located at the Owings Mills facility. The remaining $7.1 million impairment was taken as certain research and development equipment was determined to have no further application in the product development cycle.

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

        Capital Requirements.    The Company paid or accrued approximately $2.8 million in capital expenditures for the year ended December 31, 2002, primarily related to the purchase of manufacturing equipment for its first commercial line to be installed in cooperation with Huhtamäki at their Goettingen, Germany facility. Construction of the commercial line was largely completed in 2002. Therefore the Company does not expect to make significant capital expenditures in the year 2003.

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

        In December of 2001 the Company filed a shelf registration statement providing for the sale of up to $50 million of securities, including secured or unsecured debt securities, preferred stock, common stock, and warrants. These securities may be offered, separately or together, in distinct series, and in amounts, at prices and on terms to be set forth in the prospectus contained in the registration statement, and in subsequent supplements to the prospectus. During the year ended December 31, 2002, the Company sold 22.6 million shares of common stock in negotiated transactions under such registration statement and received net proceeds from such sales of $19.6 million.

        On August 12, 2002 the Company issued $10 million in aggregate principal amount of the 2007 Debentures to institutional investors. These debentures bear interest at a rate of 1.5% per annum. The holders of these debentures had the right to convert the debentures into the Company's common stock at an initial conversion price of $1.30 per share, which has been reduced to $0.50 per share as a result of anti-dilution adjustments. Based on the conversion price relative to the fair market value of the common stock at the date of issue, the debentures were deemed to have no beneficial conversion feature. The proceeds from the debentures are held in restricted accounts linked to irrevocable letters of credit in favor of the debenture holders such that unrestricted access to the proceeds from the sale of the debentures occurs only upon conversion of the debentures into shares of the Company's common stock. In addition to the holders' conversion option, under certain circumstances, the Company has the right to force conversion of up to $500,000 of the debentures per week at a 15% discount to the market price of the Company's stock. Subject to certain conditions set forth in the debentures, the Company may prepay the debentures upon twenty business days notice for 104% of the outstanding principal balance of the debentures. If during any consecutive 90 day period following August 12, 2002, the holders of the debentures or the Company have not converted more than an aggregate of $3.0 million of the original principal amount of $10.0 million or, on August 12, 2003 the holders of the debentures or the Company have not converted more than an aggregate of $7.5 million of the original principal amount of $10.0 million, the holders of the debentures may require the Company to prepay all or a portion of the debentures for an amount in cash equal to the principal amount of the debentures to be prepaid, plus all accrued and unpaid interest, such amount being payable on the 20th trading day following the Company's receipt of a prepayment notice. During the third quarter of 2002, the Company forced conversion of $1.0 million of the debentures for 2.0 million shares of common stock, reducing the outstanding balance to $9.0 million. Subsequent to December 31, 2002 the Company forced conversion of an additional $800,000 of the debentures for approximately 1.7 million shares of common stock, reducing the outstanding balance to $8.2 million as of February 28, 2003. In March 2003, as part of a new convertible debenture financing, the Company repaid $5.2 million of the debentures, and also exchanged $2.0 million of these debentures for new 2006 Debentures which are not secured by cash, thereby releasing the related cash. In connection with this restructuring, the Company issued approximately 0.6 million shares of common stock to the original debenture holders. There was an outstanding balance of an aggregate of $1.0 million of the 2007 Debentures as of March 31, 2003. In April 2003 a default occurred with respect to the 2007 Debentures upon the Company's independent auditors issuing a report on the Company's financial statements for the year ended December 31, 2002 that included an explanatory paragraph relating to the Company's ability to continue as a going concern. As a result of this default the Company may be required to repurchase the remaining $1.0 million principal amount of 2007 Debentures for an amount equal to the greater of 115% of principal, plus accrued interest, or 115% of the then market value of the 2,000,000 shares into which the outstanding debentures are convertible. The Company believes that the potential amount payable to the holders of the outstanding $1.0 million principal amount of 2007 Debentures resulting from this default is not significantly more than the amount payable under the terms of the debentures that existed prior to the default.

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

        Management's plans include reducing expenses and raising cash from either the issuance of debt or equity securities, or both, and through transferring its demonstration manufacturing lines to its operating partners. The Company completed a convertible debenture transaction in March 2003 that provided the Company with cash of approximately $11.0 million. While the Company believes that the cash raised through the convertible debenture financing transaction in March 2003 combined with expense reductions will be sufficient for the Company to meet its current obligations and to cover operating expenses through the year ending December 31, 2003, the Company may need to raise additional financing. The Company can not assure that its expense reduction programs will be successful, that additional financing will be available to it, or, if available, that the terms will be satisfactory, or that it will be able to negotiate mutually agreeable terms for the transfer of its manufacturing lines to its operating partners. If the Company is not successful in reducing expenses, or raising additional capital it may not be able to continue as a going concern for a reasonable period of time.

Critical Accounting Assumptions

        Estimated Net Realizable Value of Property and Equipment.    The Company has been engaged in the development of manufacturing equipment to validate acceptance of EarthShell products and their pricing. To this end the Company has developed manufacturing lines in Owings Mills, Maryland, Goleta, California and in Goettingen, Germany. The Company evaluates the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If there is an indication that the carrying value of an asset may not be recoverable and the estimated future cash flows (undiscounted and without interest charges) from the use of the asset are less than the carrying value, a write-down is recorded to reduce the related asset to its estimated fair value.

        The Company entered into a strategic relationship with Sweetheart in late 1997 whereby the Company financed and built a production line at Sweetheart's Owings Mills, Maryland manufacturing facility to demonstrate that its hinged-lid containers could be produced commercially for McDonald's. The Company worked closely with Sweetheart and McDonald's to create an acceptable product design and meet required performance standards. During the first half of 2002 production at the Owings Mills facility ceased as Sweetheart contemplated construction of new, updated production lines. The Company has been negotiating with Sweetheart and certain equipment manufacturers to assess their interest in utilizing portions of the Company's existing production lines and infrastructure in Owings Mills; however, definitive agreements have not been reached and the Company is unable to determine the amount, if any, of compensation it might receive in disposing of its production lines in Owings Mills. As a result, the Company wrote down the remaining $7.5 million of the equipment at Owings Mills during the year ended 2002. As of December 31, 2002 the Company's Owings Mills production lines are being carried on its balance sheet at a net book value of zero. The Company will continue its negotiations with Sweetheart and certain equipment manufacturers to dispose of its production lines in Owings Mills; however, failure to reach definitive agreements may require the Company to consider alternate approaches. If the Company is successful in disposing of its production lines in Owings Mills for consideration in excess of the carrying value of the assets, the Company might recognize gains upon such dispositions.

        The Company's business plans for 2003 call for the transfer of operational and financial control of its manufacturing line in Germany to its manufacturing licensee, PolarCup EarthShell ApS. At such time as the machinery is demonstrated to perform at an agreed upon level, the Company expects to receive reimbursement for the replacement value of the line. The Company is carrying the equipment at its expected replacement value based on quotations from various equipment suppliers for the cost of an identical line. Failure of the equipment to perform at a level satisfactory to the licensee or failure to conclude the transfer of the lines to the licensee may require the Company to consider alternative approaches to utilize the equipment, such as finding an alternate licensee to take over, relocating the equipment, or dismantling the line. Any one of these alternatives could have a negative economic impact on the carrying value of the equipment.

        The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the period from November 1, 1992 (inception) to December 31, 2002, the Company has incurred a cumulative net loss of $295,833,940 and has a working capital deficit of $8,314,872 at December 31, 2002. These factors, along with others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. Management's plans to address these factors include reducing expenses and raising cash from either the issuance of debt or equity securities, or both, and through transferring its demonstration manufacturing lines to its operating partners. In March 2003, the Company completed a transaction involving the issuance of convertible debt. This transaction provided the Company with cash of approximately $11.0 million; however, use of these proceeds is subject to a number of restrictions, including a restriction not to use more than $4.0 million of the proceeds to pay existing accounts payable. While the Company believes that the cash raised through the convertible debenture financing transaction in March 2003 combined with expense reductions will be sufficient for the Company to meet its current obligations and to cover operating expenses through the year ending December 31, 2003, the Company may need to raise additional financing. The Company can not assure that its expense reduction programs will be successful, that additional financing will be available to it, or, if available, that the terms will be satisfactory, or that it will be able to negotiate mutually agreeable terms for the transfer of its manufacturing lines to its operating partners. If the Company is not successful in reducing expenses, or raising additional capital it may not be able to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 15.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item will be contained in the Company's Proxy Statement for its 2003 annual meeting of stockholders, which will be filed on or before April 30, 2003 and is incorporated herein by reference.

PART IV

ITEM 16.    EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2003.

EARTHSHELL CORPORATION
By:	/s/ SIMON K. HODSON Simon K. Hodson Vice Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ ESSAM KHASHOGGI Essam Khashoggi	Chairman of the Board	April 29, 2003
/s/ SIMON K. HODSON Simon K. Hodson	Vice Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 29, 2003
/s/ D. SCOTT HOUSTON D. Scott Houston	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 29, 2003
/s/ JOHN DAOUD John Daoud	Director	April 29, 2003
/s/ LAYLA KHASHOGGI Layla Khashoggi	Director	April 29, 2003
/s/ A. J. MOYER A. J. Moyer	Director	April 29, 2003
/s/ HAMLIN JENNINGS Hamlin Jennings	Director	April 29, 2003
/s/ GEORGE ROLAND George Roland	Director	April 29, 2003

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

Date: April 29, 2003	By:	/s/ SIMON K. HODSON Simon K. Hodson Chief Executive Officer

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

Date: April 29, 2003	By:	/s/ D. SCOTT HOUSTON D. Scott Houston Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Index to Consolidated Financial Statements and Schedules	F-1
Independent Auditors' Report	F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3
Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000, and for the period from November 1, 1992 (inception) through December 31, 2002	F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2002, 2001, 2000, 1999, 1998, 1997, 1996, 1995, 1994, and 1993	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000, and for the period from November 1, 1992 (inception) through December 31, 2002	F-6
Notes to Consolidated Financial Statements	F-7

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

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in the commercialization of foodservice disposable packaging with the environment in mind. As discussed in the notes to the consolidated financial statements, during the period from November 1, 1992 (inception) to December 31, 2002, the Company has incurred a cumulative net loss of $295,833,940 and has a working capital deficit of $8,314,872 at December 31, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Los Angeles, California
April 29, 2003

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$111,015	$828,007
Restricted cash	12,500,000	—
Prepaid expenses and other current assets	570,802	580,472

Total current assets	13,181,817	1,408,479
RESTRICTED CASH		3,500,000
PROPERTY AND EQUIPMENT, NET	4,476,174	14,591,111
INVESTMENT IN JOINT VENTURE	366,012	386,275

TOTAL	$18,024,003	$19,885,865

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,904,957	$8,349,808
Payable to related party	578,779	—
Accrued purchase commitment	3,500,000	—
Notes payable to related party	1,745,000	—
Convertible debentures	7,767,953	—

Total current liabilities	21,496,689	8,349,808

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred Stock, $.01 par value, 10,000,000 shares authorized; 9,170,000 Series A shares designated; no shares issued and outstanding as of December 31, 2002 and 2001	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 144,655,641 and 118,323,054 shares issued and outstanding as of December 31, 2002 and 2001, respectively	1,446,556	1,183,231
Additional paid-in common capital	290,931,330	266,595,422
Deficit accumulated during the development stage	(295,833,940)	(256,242,596)
Accumulated other comprehensive loss	(16,632)	—

Total stockholders' (deficit) equity	(3,472,686)	11,536,057

TOTAL	$18,024,003	$19,885,865

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

        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the period from November 1, 1992 (inception) to December 31, 2002, the Company has incurred a cumulative net loss of $295,833,940 and has a working capital deficit of $8,314,872 at December 31, 2002. These factors, along with others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

        Management's plans to address these factors include reducing expenses and raising cash from either the issuance of debt or equity securities, or both, and through transferring its demonstration manufacturing lines to its operating partners. In March 2003, the Company completed a transaction involving the issuance of convertible debt. This transaction (see Subsequent Events) provided the Company with cash of approximately $11.0 million; however, use of these proceeds is subject to a number of restrictions, including a restriction not to use more than $4.0 million of the proceeds to pay existing accounts payable. The Company may need to raise additional financing. The Company can not assure that its expense reduction programs will be successful, that additional financing will be available to it, or, if available, that the terms will be satisfactory, or that it will be able to negotiate mutually agreeable terms for the transfer of its manufacturing lines to its operating partners. While the Company believes that the cash raised through the convertible debenture financing transaction in March 2003 combined with expense reductions will be sufficient to meet its current obligations and to cover operating expenses through the year ending December 31, 2003, if the Company is not successful in reducing expenses, or raising additional capital it may not be able to continue as a going concern for a reasonable period of time.

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

        In December of 2001 the Company filed an additional shelf registration statement that provides for the sale of up to $50 million of securities, including secured or unsecured debt securities, preferred stock, common stock, and warrants. These securities may be offered, separately or together, in distinct series, and amounts, at prices and terms to be set forth in the prospectus contained in the registration statement, and in subsequent supplements to the prospectus. During the year ended December 31, 2002, the Company sold 22.6 million shares of common stock under such registration statement and received net proceeds from such sales of $19.6 million.

        On August 12, 2002 the Company issued $10.0 million in aggregate principal amount of convertible debentures, due August 2007, (the "2007 Debentures") and warrants to purchase 2.5 million shares of common stock to institutional investors for proceeds of $10.0 million (see Convertible Debenture). The terms of the debentures requires the proceeds be held in restricted cash accounts linked to irrevocable letters of credit in favor of each debenture holder such that unrestricted access to the proceeds from the sale of the debentures generally occurs only upon conversion of the debentures into shares of the Company's common stock (see Restricted Cash). In March 2003, the Company issued $10.55 million in aggregate principal amount of convertible debentures, due March 2006, (the "2006 Debentures") and 5.7 million shares of common stock to a group of institutional investors for net proceeds of approximately $9.0 million. In connection with this transaction, the Company repaid $5.2 million of the remaining balance of the 2007 Debentures, and exchanged $2.0 million of the 2007 Debentures for the 2006 Debentures. This transaction provided the Company with net proceeds of approximately $11.0 million. The Company's use of these proceeds is subject to a number of restrictions, including a restriction not to use more that $4.0 million of the proceeds to pay existing accounts payable (see Subsequent Events). The remaining shares under the December 2001 shelf registration described above have been used to secure shares potentially issuable upon conversion of the 2006 Debentures.

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

        The Company entered into a strategic relationship agreement with Sweetheart in late 1997 whereby the Company financed and built production lines at Sweetheart's Owings Mills, Maryland manufacturing facility to demonstrate that its hinged-lid containers could be produced commercially for McDonald's. The Company has worked closely with Sweetheart and McDonald's to create an acceptable product design and meet required performance standards. Since 1997 the Company had intended to transfer the production lines at Owings Mills to Sweetheart.

        During 1999 and 2000 the Company consolidated its space in Owings Mills. In December 2000, management determined that the manufacturing configuration of the equipment at Owings Mills would have to be modified somewhat and additional process improvements implemented to accommodate product design changes and to achieve the design capacity of the plant. The reconfiguration of the lines was expected to result in a simplified manufacturing process. As a result of the planned modifications, the Company impaired $11.0 million of assets located at Owings Mills during the fourth quarter of 2000, approximately $0.7 million during the second quarter of 2000 and approximately $0.3 million during the first quarter of 2000. In the fourth quarter of 2001, the Company wrote down $12.3 million of property and equipment at Owings Mills to reflect the net realizable value of the equipment and machinery based on a quotation from a third party. During the first half of 2002 production at the Owings Mills facility ceased as Sweetheart contemplated construction of new, updated production lines. The Company has been negotiating with Sweetheart and certain equipment vendors to assess their interest in utilizing portions of the Company's existing production lines and infrastructure in Owings Mills in the construction of Sweetheart's new updated production lines; however, definitive agreements have not been reached and the Company is unable to determine the amount, if any, of compensation it might receive in disposing of its production lines and infrastructure in Owings Mills. As a result, the Company wrote down the remaining $7.5 million of the equipment at Owings Mills during the year ended 2002; $0.3 million in the third quarter and $7.2 million in the fourth quarter. As of December 31, 2002 the Company's Owings Mills production lines are being carried on its balance sheet at a net book value of zero.

        The commercial production line in Goettingen, Germany is being financed and constructed by the Company for the Company's joint venture (see Investment in Joint Venture) with Huhtamäki. During 2001, $1.2 million of the Goettingen line was written off to reflect equipment that had no further application in the product development cycle. During the third quarter of 2002 the Company concluded, after obtaining quotations from various machinery suppliers for an identical line, that

$1.7 million of the cost of the line will not be recoverable and therefore the carrying value of the line was written down by this amount of which $1.6 million was recorded in the third quarter of 2002 and the remaining $0.1 million was recorded in the fourth quarter of 2002.

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

        From July 1, 1994 through December 31, 2000 the Company and EKI operated under various agreements pursuant to which the Company paid EKI for certain technical services and by which the Company subleased office space from EKI for $5,600 per month. Technical services consisted of direct project labor hours incurred by EKI personnel at specified hourly billing rates and direct expenses incurred on approved projects. For the year ended December 31, 2000, the Company paid or accrued to EKI $8,654,612 for services performed under the technical service agreements. Pursuant to resolutions adopted by the Board of Directors during 1999, the Company paid or accrued $95,993 for salaries and benefits paid by EKI for administrative support personnel and $61,600 for rent. Effective January 1, 2001 the Company and EKI ceased operating under these agreements, the Company hired directly from EKI the scientific, technical and administrative personnel it required for its operations and assumed direct responsibility for the lease obligations related to the office and laboratory space the Company was subleasing from EKI in Santa Barbara, California. The Company did not assume any accrued compensation obligations in connection with the transfer of the employees, and EKI remained obligated to pay all accrued vacation and severance liabilities. The Company entered into a new lease for the Santa Barbara office (cancelable on six-months' notice) beginning April 1, 2001. In each of 2002 and 2001, EKI paid the Company $24,444 for the use of office space in the Company's Santa Barbara office. Effective March 1, 2003 the Company leases 8,966 square feet of office and research and development space in Santa Barbara, California. This lease expires on December 31, 2003. Effective March 1, 2003 EKI no longer sublets any space from the Company.

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

        On September 9, 2002 the Company entered into a Loan Agreement with EKI whereby EKI agreed to extend certain loans to the Company at EKI's sole discretion. Loans made under the Loan Agreement plus accrued interest are due and payable on the first to occur of i) receipt by the Company of proceeds from a qualified financing or ii) 30 days. If the Company fails to repay any loans made under the Loan Agreement by their due date, EKI may convert the defaulted outstanding loan balance into shares of the Company's common stock for $0.50 per share. During 2002 the Company received $4.8 million in loans from EKI, at interest rates of 7% or 10% per annum. At December 31, 2002, outstanding loans payable to EKI were $1.745 million. As of December 31, 2002, approximately 3.5 million shares of the Company's common stock were issuable pursuant to the default provisions of the Loan Agreement. In January 2003 the Company received an additional $1.0 million in short-term loans from EKI. As part of the new convertible debenture financing completed in March 2003 (see Subsequent Events), repayment of loans totaling $2.755 million have been subordinated to the new debentures with strict covenants governing their repayment. In March 2003, the Company issued to EKI a warrant to purchase 1.0 million shares at $0.50 per share in connection with the subordination of loans of $2.755 million made to the Company and the elimination of the conversion feature.

Accounts Payable and Accrued Expenses

        The following is a summary of accounts payable and accrued expenses at December 31:

	2002	2001
Accounts Payable	$6,902,990	$6,633,184
Salaries, wages and benefits	538,189	475,799
Accrued expenses	352,232	815,325
Payable to Sweetheart Cup Company	111,546	425,500

Total Accounts Payable and Accrued Expenses	$7,904,957	$8,349,808

Convertible Debentures

        On August 12, 2002 the Company issued $10.0 million in aggregate principal amount of the 2007 Debentures to institutional investors. These debentures bear interest at a rate of 1.5% per annum, payable quarterly in arrears on each January 31, April 30, July 31 and October 31. The holders of these debentures had the right to convert the debentures into the Company's common stock at an initial conversion price of $1.30 per share, which was reduced to $0.70 per share in November 2002 and then to $0.50 per share in March 2003 as a result of anti-dilution adjustments. Based on the conversion price relative to the fair market value of the common stock at the date of issue, the debentures were deemed to have no beneficial conversion feature. The proceeds from the debentures are held in restricted accounts linked to irrevocable letters of credit in favor of the debenture holders such that unrestricted access to the proceeds from the sale of the debentures generally occurs only upon conversion of the debentures into shares of the Company's common stock (see Restricted Cash). In addition to the holders' conversion option, under certain circumstances, the Company has the right to force conversion of up to $500,000 of the debentures per week at a 15% discount to the market price of the Company's stock. Subject to certain conditions set forth in the debentures, the Company may prepay the debentures upon twenty business days notice for 104% of the outstanding principal balance of the debentures. If during any consecutive 90 day period following August 12, 2002, the holders of the debentures or the Company have not converted more than an aggregate of $3.0 million of the original principal amount of $10.0 million or, on August 12, 2003 the holders of the debentures or the Company have not converted more than an aggregate of $7.5 million of the original principal amount of $10.0 million, the holders of the debentures may require the Company to prepay all or a portion of the debentures for an amount in cash equal to the principal amount of the debentures to be prepaid, plus all accrued and unpaid interest, such amount being payable on the 20th trading day following the

Company's receipt of a prepayment notice. During the third quarter of 2002, the Company forced conversion of $1.0 million of the debentures for 2.0 million shares of common stock, reducing the outstanding balance to $9.0 million. Subsequent to December 31, 2002 the Company forced conversion of an additional $800,000 of the debentures for approximately 1.7 million shares of common stock, reducing the outstanding balance to $8.2 million as of February 28, 2003. In March 2003, as part of a new convertible debenture financing, the Company repaid $5.2 million of the debentures, and also exchanged $2.0 million of these debentures for the new 2006 Debentures which are not secured by cash, thereby releasing the related cash. In connection with this restructuring, the Company issued approximately 0.6 million shares of common stock to the original debenture holders. There was an outstanding balance of an aggregate of $1.0 million of the 2007 Debentures as of March 31, 2003. The issuance of the new debentures in March 2003, prepayment of $5.2 million of the secured convertible debentures and the exchange of $2.0 million of these debentures for $2.0 million of the 2006 Debentures provided the Company with net proceeds of approximately $11.0 million. The Company's use of these proceeds is subject to a number of restrictions, including a restriction not to use more than $4.0 million of the proceeds to pay existing accounts payable (see Subsequent Events).

        In connection with the issuance of the 2007 Debentures, the Company issued to the debenture holders warrants to purchase 2.5 million shares of the Company's common stock at $1.20 per share (see Stock Warrants). A value of $1,521,046 was ascribed to the warrants and recorded as an original issue discount based on the Black-Scholes method of valuation. During 2002 non-cash interest expense of $144,500 and debenture conversion cost of $320,970 was recognized in the statement of operations to reflect amortization of the original issue discount associated with the warrants and to reflect the 15% discount to the market price of the Company's common stock resulting from the forced conversions of the 2007 Debentures.

Commitments

        As of December 31, 2002, the Company leases office space in Lutherville, Maryland. The Company's monthly lease payment with respect to this space is $5,449. The lease expires on September 30, 2003. The Company leases 8,966 square feet of office and research and development space in Santa Barbara, California. This lease expires on December 31, 2003. In the first quarter 2003 the Company reduced the amount of office space leased, thereby reducing the monthly lease payment to $21,070. The Company leases 54,800 square feet of space for its product development center in Goleta, California. The Company's monthly lease payment with respect to this space is $41,905. This lease expires on May 31, 2003. Future minimum lease payments required under these leases as of December 31, 2002 are $541,266. Rental expenses for the years ended December 31, 2002, 2001 and 2000 amounted to $927,386, $980,978 and $842,346, respectively.

        During 1998, EKI entered into certain agreements with an equipment manufacturer providing for the purchase by EKI of certain technology applicable to starch-based disposable packaging. EKI licenses such technology to the Company on a royalty-free basis pursuant to the License Agreement. In connection with the purchase, and pursuant to the terms of a letter agreement with EKI, the Company agreed to pay the seller of the technology $3.5 million on or about December 31, 2003, which obligation is secured by a letter of credit (see Restricted Cash). The Company's obligation to the seller of the technology will be reduced by 5% of the purchase price of any equipment purchased from the seller of the technology by EKI, the Company or its licensees prior to the obligation payment date. While the Company believes demand for such equipment will arise in the future, it is unable to estimate when such demand will occur or if such demand will result in any reduction of this obligation. As a result of these uncertainties and since the obligation will become payable on or about December 31, 2003, in the fourth quarter of 2002 the Company established a liability for the $3.5 million commitment as of December 31, 2002 and recorded a corresponding expense to other research and development.

        In addition, the Company is required to pay the seller $3.0 million over the five-year period commencing January 1, 2004 if EKI, the Company or their licensees make active use of the technology and have not purchased, by December 31, 2003, at least $35.0 million of equipment from the seller. As of December 31, 2002 the Company and its licensees have neither actively used the technology nor purchased equipment from the seller. The Company does not plan to make active use of the technology during the year ending December 31, 2003. EKI has agreed to indemnify the Company to the extent the Company is required to pay any portion of this $3.0 million obligation solely as a result of EKI's or its licensees' active use of such patents and related technology (other than use by the Company or its sublicensees). The $3.0 million obligation to the seller of the technology is subject to reduction in an amount equal to 5% of the purchase price of any equipment purchased from the seller by EKI, the Company or their sublicensees during the five-year period commencing January 1, 2004.

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

        Stock option activity for 2002, 2001 and 2000 is as follows:

	2002		2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,776,000	$6.12	2,322,620	$7.26	2,284,250	$8.08
Granted	2,025,750	2.87	720,000	3.22	425,000	6.45
Cancelled	(877,240)	6.21	(266,620)	8.19	(355,190)	11.52
Expired	(73,360)	15.77	—	—	(31,440)	7.63

Outstanding at end of year	3,851,150	4.21	2,776,000	6.12	2,322,620	7.26

Options exercisable at year-end	1,949,713	$5.31	2,258,500	$6.12	1,280,870	$7.77

        The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at 12/31/02	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable At 12/31/02	Weighted-Average Exercise Price
$1.25	100,000	3.19	$1.25	100,000	$1.25
1.39	125,000	4.41	1.39	93,750	1.39
1.50	70,000	7.80	1.50	35,000	1.50
2.10	30,000	0.00	2.10	30,000	2.10
3.00	1,790,000	9.14	3.00	90,000	3.00
3.67	425,750	8.21	3.67	421,813	3.67
3.78	75,000	2.36	3.78	75,000	3.78
3.80	75,000	3.35	3.80	75,000	3.80
3.82	137,550	1.00	3.82	137,550	3.82
4.00	55,000	7.31	4.00	42,500	4.00
5.00	525,000	6.80	5.00	406,250	5.00
7.63	281,650	3.05	7.63	281,650	7.63
10.69	50,000	1.37	10.69	50,000	10.69
15.20	26,200	4.90	15.20	26,200	15.20
21.00	85,000	5.42	21.00	85,000	21.00

	3,851,150	7.10	$4.21	1,949,713	$5.31

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

	Year Ended, December 31, 2002	Year Ended, December 31, 2001	Year Ended, December 31, 2000
Net Loss as reported	$39,591,344	$62,301,511	$48,911,605
Deduct: Stock-based employee compensation expense included in reported net loss, net of tax	—	—	—
Add: Total stock-based employee compensation determined under fair value based method for all awards net of tax	$2,136,323	$2,635,623	$960,931

Pro forma net loss	$41,727,667	$64,937,134	$49,872,536
Net loss per common share
As reported	$0.29	$0.56	$0.48
Pro forma	0.31	0.58	0.49
Weighted average risk-free interest rate	4.54%	5.06%	5.40%
Weighted average expected life in years	9.6	7.9	4.0
Volatility	182%	113%	139%
Weighted average fair value of options granted during the year	$0.99	$2.69	$3.25

Stock Warrants

        On June 7, 1996, in consideration of a $3,000,000 line of credit financing arrangement, the Company issued a warrant which entitled the lender to purchase common shares equal to $150,000 divided by the price per share of the Company's common stock in the initial public offering of $21 per share. The warrant was not exercised and expired on June 7, 2001.

        On November 15, 1996, the line of credit was increased to $9,000,000 and an additional warrant was issued which entitled the lender to purchase 19,480 shares of common stock for $23.10 per share. This warrant expires on November 15, 2003.

        On October 6, 1997, the line of credit was increased to $13,000,000 and an additional warrant was issued which entitled the lender to purchase $250,000 in common stock at a price per share equal to 110% of the initial public offering price. This warrant expires on October 6, 2004.

        On December 31, 1997, the line of credit was increased to $14,000,000 and an additional warrant was issued which entitled the lender to purchase $50,000 in common stock at a price per share equal to 110% of the initial public offering price. This warrant expires on December 31, 2004. The warrants issued in 1997 were valued at $59,898 based upon an option pricing model.

        On October 26, 2000, as partial consideration for a financing agreement where the minimum trading prices were below $3.00 per share, the Company issued warrants to purchase 830,234 shares of common stock at an exercise price of 115% of the purchase price per share of the common stock issued and sold in respect of such drawdown period. During 2001, 20,000 warrants were exercised at a price of $1.444 per common share in respect to the warrants described. On March 20, 2002 the Company terminated this financing agreement and reduced the warrant exercise prices in consideration. The exercise price of the remaining 810,234 warrants were re-priced to $0.25 per share and were subsequently exercised during 2002.

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

        In connection with the issuance of the convertible debentures on August 12, 2002 (see Convertible Debentures), the Company issued to the debenture holders warrants to purchase 2.5 million shares of the Company's common stock at $1.20 per share. A value of $1,521,046 was ascribed to the warrants and recorded as an original issue discount based on the Black-Scholes method of valuation. The exercise price and number of common shares issuable upon exercise of the warrants are subject to adjustment under certain circumstances, such as the occurrence of stock dividends and splits, distributions of property or securities other than common stock, equity issuances for less than the warrant exercise price and a change in control of the Company. Simultaneously with any adjustment to the warrant exercise price, the number of shares issuable will be increased or decreased such that the aggregate exercise price remains fixed at $3,000,000. As of December 31, 2002 4,285,714 shares of common stock were issuable upon exercise of the warrants for $0.70 per share. In March 2003, in connection with the issuance of the 2006 Debentures, the exercise price was reduced to $0.50 per share. The warrants expire on August 12, 2007.

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

Subsequent Events

        In March 2003, the Company issued and sold $10.55 million in aggregate principal amount of convertible debentures, due March 2006, and 5,650,000 shares of common stock to a group of institutional investors for net proceeds of approximately $9.0 million The Company's use of these proceeds is subject to a number of restrictions, including a restriction not to use more than $4.0 million of the proceeds to pay existing accounts payable.

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

        The 2006 Debentures were initially convertible into common stock for $0.50 per share.

        In April 2003 a default occurred with respect to the 2007 Debentures upon the Company's independent auditors issuing a report on the Company's financial statements for the year ended December 31, 2002 that included an explanatory paragraph relating to the Company's ability to continue as a going concern. As a result of this default the Company may be required to repurchase the remaining $1.0 million principal amount of 2007 Debentures for an amount equal to the greater of 115% of principal, plus accrued interest, or 115% of the then market value of the 2,000,000 shares into which the outstanding debentures are convertible. The Company believes that the potential amount payable to the holders of the outstanding $1.0 million principal amount of 2007 Debentures resulting from this default is not significantly more than the amount payable under the terms of the debentures that existed prior to the default.

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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 16. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
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