Form 10-Q
period 2003-03-31
EARTHSHELL CORP
filed 2003-05-16
CIK 911801

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File Number 333-13287

EARTHSHELL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0322379 (IRS Employer Identification No.)
800 Miramonte Drive, Santa Barbara, California (Address of principal executive offices)	93109 (Zip Code)
(805) 897-2294 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The number of shares outstanding of the Registrant's Common Stock as of May 9, 2003 is 155,744,205.

EARTHSHELL CORPORATION
FORM 10-Q
For the Quarter Ended March 31, 2003
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

			Page
Part I. Financial Information
Item 1.	Consolidated Financial Statements
	a)	Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002	1
	b)	Consolidated Statements of Operations for the three months ended March 31, 2003 and March 31, 2002 (unaudited) and for the period from November 1, 1992 (inception) through March 31, 2003 (unaudited)	2
	c)	Consolidated Statements of Stockholders' (Deficit) Equity for the period from November 1, 1992 (inception) to March 31, 2003 (unaudited)	3
	d)	Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and March 31, 2002 (unaudited) and for the period from November 1, 1992 (inception) through March 31, 2003 (unaudited)	4
	e)	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk		18
Item 4.	Controls and Procedures		18
Part II. Other Information
Item 1.	Legal Proceedings		19
Item 2.	Changes in Securities and Use of Proceeds		19
Item 3.	Defaults Upon Senior Securities		19
Item 4.	Submission of Matters to a Vote of Security Holders		19
Item 5.	Other Information		19
Item 6.	Exhibits and Reports on Form 8-K		19
Signature			20
Certifications			21-22

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,127,335	$111,015
Restricted cash	4,500,000	12,500,000
Prepaid expenses and other current assets	939,618	570,802

Total current assets	12,566,953	13,181,817
PROPERTY AND EQUIPMENT, NET	4,363,534	4,476,174
INVESTMENT IN JOINT VENTURE	242,724	366,012

TOTALS	$17,173,211	$18,024,003

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,877,882	$7,904,957
Payable to related party	—	578,779
Accrued purchase commitment	3,500,000	3,500,000
Notes payable to related party	—	1,745,000
Convertible debentures	870,711	7,767,953

Total current liabilities	11,248,593	21,496,689
PAYABLE TO RELATED PARTY	513,421	—
WARRANT OBLIGATION	596,230	—
CONVERTIBLE DEBENTURES	8,350,195	—
NOTES PAYABLE TO RELATED PARTY	2,459,909	—

Total liabilities	23,168,348	21,496,689

STOCKHOLDERS' DEFICIT
Preferred Stock, $.01 par value, 10,000,000 shares authorized; 9,170,000 Series A shares designated; no shares issued and outstanding as of March 31, 2003 and December 31, 2002	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 155,744,205 and 144,655,641 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	1,557,442	1,446,556
Additional paid-in common capital	295,073,625	290,931,330
Deficit accumulated during the development stage	(302,604,667)	(295,833,940)
Accumulated other comprehensive loss	(21,537)	(16,632)

Total stockholders' deficit	(5,995,137)	(3,472,686)

TOTALS	$17,173,211	$18,024,003

See Notes to Consolidated Financial Statements.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
			November 1, 1992 (inception) through March 31, 2003
	2003	2002
Expenses
Related party research and development	$353,800	$300,000	$70,232,708
Other research and development	1,896,986	6,667,159	136,174,641
Related party general and administrative expenses	(4,074)	(6,111)	2,187,540
Other general and administrative expenses	1,853,702	2,477,474	64,276,387
Depreciation and amortization	112,640	795,353	22,574,070
Related party patent expenses	—	—	8,693,105
Gain on sale of property and equipment	(56,000)	—	(497,413)

Total expenses	4,157,054	10,233,875	303,641,038
Interest income	(39,952)	(21,937)	(10,849,585)
Related party interest expense	75,302	—	4,912,632
Other interest expense	577,767	—	2,566,385
Loss on change in fair value of warrant obligation	196,529	—	196,529
Loss on extinguishment of debentures	1,697,380	—	1,697,380
Debenture conversion costs	105,847	—	426,817

Loss Before Income Taxes	6,769,927	10,211,938	302,591,196
Income taxes	800	800	13,471

Net Loss	6,770,727	10,212,738	302,604,667
Preferred Dividends	—	—	9,926,703

Net Loss Available To Common Stockholders	$6,770,727	$10,212,738	$312,531,370

Basic And Diluted Loss Per Common Share	$0.05	$0.08	$3.23
Weighted Average Number Of Common Shares	148,307,602	124,377,736	96,776,009

See Notes to Consolidated Financial Statements.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(Unaudited)

	Cumulative Convertible Preferred Stock Series A						Deficit Accumulated during Development Stage
			Additional Paid-In Preferred Capital	Common Stock		Additional Paid-In Common Capital		Accumulated Other Comprehensive Loss
	Shares	Amount		Shares	Amount				Totals
ISSUANCE OF COMMON STOCK AT INCEPTION	—	—	—	82,530,000	$3,150	$6,850	—	—	$10,000
Sale of preferred stock, net	6,988,850	$267	$24,472,734	—	—	—	—	—	24,473,001
Net loss	—	—	—	—	—	—	$(7,782,551)	—	(7,782,551)

BALANCE, DECEMBER 31, 1993	6,988,850	267	24,472,734	82,530,000	3,150	6,850	(7,782,551)	—	16,700,450
Net loss	—	—	—	—	—	—	(16,582,080)	—	(16,582,080)

BALANCE, DECEMBER 31, 1994	6,988,850	267	24,472,734	82,530,000	3,150	6,850	(24,364,631)	—	118,370
Contribution to equity	—	—	—	—	—	1,117,723	—	—	1,117,723
Net loss	—	—	—	—	—	—	(13,914,194)	—	(13,914,194)

BALANCE, DECEMBER 31, 1995	6,988,850	267	24,472,734	82,530,000	3,150	1,124,573	(38,278,825)	—	(12,678,101)
Contribution to equity	—	—	—	—	—	650,000	—	—	650,000
Issuance of stock warrants	—	—	—	—	—	246,270	—	—	246,270
Net loss	—	—	—	—	—	—	(16,950,137)	—	(16,950,137)

BALANCE, DECEMBER 31, 1996	6,988,850	267	24,472,734	82,530,000	3,150	2,020,843	(55,228,962)	—	(28,731,968)
Compensation related to stock options, warrants and stock grants.	—	—	—	—	—	3,156,659	—	—	3,156,659
Net loss	—	—	—	—	—	—	(18,992,023)	—	(18,992,023)

BALANCE, DECEMBER 31, 1997	6,988,850	267	24,472,734	82,530,000	3,150	5,177,502	(74,220,985)	—	(44,567,332)
262 to 1 stock split	—	69,621	(69,621)	—	822,150	(822,150)	—	—	—
Conversion of preferred stock into common stock	(6,988,850)	(69,888)	(24,403,113)	6,988,850	69,888	24,403,113	—	—	—
Issuance of common stock	—	—	—	10,526,316	105,263	205,883,493	—	—	205,988,756
Preferred stock dividends	—	—	—	—	—	(9,926,703)	—	—	(9,926,703)
Net loss	—	—	—	—	—	—	(26,620,052)	—	(26,620,052)

BALANCE, DECEMBER 31, 1998	—	—	—	100,045,166	1,000,451	224,715,255	(100,841,037)	—	124,874,669
Net loss	—	—	—	—	—	—	(44,188,443)	—	(44,188,443)

BALANCE, DECEMBER 31, 1999	—	—	—	100,045,166	1,000,451	224,715,255	(145,029,480)	—	80,686,226
Issuance of common stock	—	—	—	4,457,169	44,572	10,477,216	—	—	10,521,788
Net loss	—	—	—	—	—	—	(48,911,605)	—	(48,911,605)

BALANCE, DECEMBER 31, 2000	—	—	—	104,502,335	1,045,023	235,192,471	(193,941,085)	—	42,296,409
Issuance of common stock	—	—	—	13,520,719	135,208	30,418,832	—	—	30,554,040
Compensation related to stock options, warrants and stock grants	—	—	—	300,000	3,000	984,119	—	—	987,119
Net loss	—	—	—	—	—	—	(62,301,511)	—	(62,301,511)

BALANCE, DECEMBER 31, 2001	—	—	—	118,323,054	1,183,231	266,595,422	(256,242,596)	—	11,536,057
Issuance of common stock	—	—	—	24,308,236	243,082	21,658,634	—	—	21,901,716
Common stock warrants issued in connection with convertible debentures	—	—	—	—	—	1,521,046	—	—	1,521,046
Conversion of convertible debentures to common stock	—	—	—	2,024,351	20,243	979,757	—	—	1,000,000
Debentures conversion costs	—	—	—	—	—	176,471	—	—	176,471
Net loss							(39,591,344)		(39,591,344)
Foreign currency translation adjustment	—	—	—	—	—	—	—	$(16,632)	(16,632)

Comprehensive loss	—	—	—	—	—	—	—	—	(39,607,976)

BALANCE, DECEMBER 31, 2002	—	—	—	144,655,641	1,446,556	290,931,330	(295,833,940)	(16,632)	(3,472,686)
Interest paid in common stock	—	—	—	166,375	1,664	73,203	—	—	74,867
Conversion of convertible debentures to common stock	—	—	—	3,675,192	36,752	1,428,155	—	—	1,464,907
Issuance of common stock	—	—	—	7,246,997	72,470	1,977,415	—	—	2,049,885
Issuance of stock warrants	—	—	—	—	—	303,522	—	—	303,522
Beneficial conversion value due to change in debentures conversion price	—	—	—	—	—	360,000	—	—	360,000
Net loss	—	—	—	—	—	—	(6,770,727)	—	(6,770,727)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(4,905)	(4,905)

Comprehensive loss	—	—	—	—	—	—	—	—	(6,775,632)

BALANCE, MARCH 31, 2003	—	$—	$—	155,744,205	$1,557,442	$295,073,625	$(302,604,667)	$(21,537)	$(5,995,137)

See Notes to Consolidated Financial Statements

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
			November 1, 1992 (inception) through March 31, 2003
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,770,727)	$(10,212,738)	$(302,604,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112,640	795,353	22,574,070
Compensation related to issuance of stock, stock options and warrants to directors, consultants and officers	—	—	4,848,641
Amortization and accretion of debt issue costs	175,806	—	591,583
Debentures conversion costs	105,847	—	426,817
Loss on change in fair value of warrant obligation	196,529	—	196,529
Loss on extinguishment of debentures	1,697,380	—	1,697,380
Beneficial conversion value due to change in debentures conversion price	360,000	—	360,000
Loss on sale, disposal, or impairment of property and equipment	(56,000)	25,623	47,157,540
Equity in the losses of joint venture	123,288	15,000	272,714
Accrued purchase commitment	—	—	3,500,000
Net loss on sale of investments	—	—	32,496
Accretion of discounts on investments	—	—	(410,084)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(369,750)	(122,586)	(940,552)
Accounts payable and accrued expenses	(1,031,453)	(153,358)	6,873,504
Payable to related party	(65,358)	—	513,421

Net cash used in operating activities	(5,521,798)	(9,652,706)	(214,910,608)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments in U.S. government securities	—	—	(52,419,820)
Purchase of restricted time deposit in connection with purchase commitment	—	—	(3,500,000)
Proceeds from sales and redemption of investments	—	—	52,797,408
Proceeds from sales of property and equipment	56,000	—	831,236
Investment in joint venture	—	—	(515,438)
Purchase of property and equipment	—	(202,354)	(75,798,115)

Net cash used in investing activities	56,000	(202,354)	(78,604,729)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	10,320,700	284,040,180
Common stock issuance costs	—	—	(15,178,641)
Proceeds from issuance of common stock and convertible debentures	8,671,712	—	8,671,712
Proceeds from issuance of convertible debentures	—	—	10,000,000
Purchase of restricted time deposit in connection with issuance of convertible debentures	—	—	(10,000,000)
Proceeds from release of restricted time deposit upon conversion of convertible debentures into common stock	800,000	—	1,800,000
Repayment of convertible debentures	(5,200,000)	—	(5,200,000)
Proceeds from release of restricted cash for repayment of convertible debentures	5,200,000	—	5,200,000
Proceeds from release of restricted cash upon exchange of convertible debentures	2,000,000	—	2,000,000
Proceeds from issuance of notes payable to related party	1,010,000	—	20,105,000
Repayment of notes payable to related party	—	—	(15,325,651)
Proceeds from drawings on line of credit with bank	—	—	14,000,000
Repayment of line of credit with bank	—	—	(14,000,000)
Preferred dividends paid	—	—	(9,926,703)
Proceeds from issuance of preferred stock	—	—	25,675,000
Preferred stock issuance costs	—	—	(1,201,999)

Net cash provided by financing activities	12,481,712	10,320,700	300,658,898

Effect of exchange rate changes on cash and cash equivalents	406	—	(16,226)

INCREASE IN CASH AND CASH EQUIVALENTS	7,016,320	465,640	7,127,335
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	111,015	828,007	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,127,335	$1,293,647	$7,127,335

See Notes to Consolidated Financial Statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Income taxes	$—	$800	$12,671
Interest	4,492	—	3,053,790
Common stock warrants issued in connection with convertible debentures	745,562	—	2,572,776
Conversion of convertible debentures into common stock	1,464,907	—	2,464,907
Transfer of property from EKI	—	—	28,745
Interest paid in Common Stock	74,867	—	74,867
Commission paid in common stock	29,500		29,500
Common stock issued to service providers in connection with the March 2003 financing	484,500	—	484,500
Conversion of preferred stock to common stock	—	—	69,888

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2003

Presentation of Financial Information

        The foregoing interim financial information is unaudited and has been prepared from the books and records of EarthShell Corporation. The Company's consolidated financial statements include the accounts of its wholly-owned subsidiary, EarthShell GmbH. All significant intercompany balances and transactions have been eliminated in consolidation. Both the Company and its subsidiary (collectively "EarthShell" or the "Company") are development stage enterprises. In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

        The accompanying unaudited consolidated financial statements and these notes do not include certain information and footnote disclosures required by generally accepted accounting principles, which were included in the Company's consolidated financial statements for the year ended December 31, 2002. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K/A.

        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the period from November 1, 1992 (inception) to March 31, 2003, the Company has incurred a cumulative net loss of $302,604,667 and has a stockholders' deficit of $5,995,137 as of March 31, 2003. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

        Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding plus an assumed increase in common shares outstanding for potentially dilutive securities, which consist of options and warrants to acquire common stock and convertible debentures. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive. The dilutive effect of options and warrants to acquire common stock is measured using the treasury stock method. The dilutive effect of convertible debentures is measured using the if converted method. Basic and diluted loss per common share is the same for all periods presented because the impact of potentially dilutive securities is anti-dilutive.

        Since March 5, 2003 the Company's common stock is traded on the NASDAQ SmallCap Market under the symbol: ERTH.

Related Party Transactions

        E. Khashoggi Industries LLC and its wholly owned subsidiaries ("EKI") own approximately 38% of the Company's outstanding shares, and may be deemed to be a controlling stockholder. Effective January 1, 2001, EKI granted to the Company priority rights to license certain product applications on an exclusive basis from Biotec, a wholly owned subsidiary of EKI, in consideration for payment by the Company of a $100,000 monthly licensing fee to Biotec (the "License Agreement"). In addition, Biotec agreed to render technical services to the Company at Biotec's cost plus 5%. Effective July 29, 2002, the Company entered into a License & Information Transfer Agreement with Biotec to utilize the Biotec technology for foodservice applications, including the food wraps and cutlery used in foodservice applications (the "Biotec Agreement"). During the three months ended March 31, 2003 and 2002, the Company paid or accrued to EKI $353,800 and $300,000, respectively, under the Biotec Agreement and the License Agreement, consisting of the $100,000 per month licensing fee and materials and services provided by EKI, which vary based upon the Company's requirements.

        In September 2002, the Company entered into a Loan Agreement with EKI whereby EKI agreed to extend certain loans to the Company at EKI's sole discretion, at interest rates of 7% to 10%. In January 2003, the Company received $1,010,000 in loans from EKI under the Loan Agreement, bringing the total outstanding principal amount of the loans to $2,755,000. As part of the new convertible debenture financing completed in March 2003 (see Convertible Debentures), repayment of the loans was subordinated to the new debentures with strict covenants governing their repayment. In March 2003, the Company issued to EKI a warrant, which is immediately exercisable, to purchase 1,000,000 shares of the Company's common stock at $0.50 per share in connection with the subordination of the loans totaling $2,755,000. The fair value of the warrant was estimated to be approximately $303,522 using the Black-Scholes option pricing model and was recorded as a discount on the outstanding loans.

Convertible Debentures

        On March 5, 2003 the Company received proceeds of approximately $8.5 million, net of financing costs of approximately $2.1 million, from the issuance to a group of institutional investors of 5,000,000 shares of common stock and $10.55 million in aggregate principal amount of secured convertible debentures due in 2006 (the "2006 Debentures"). The 2006 Debentures bear interest at a rate of 2.0% per annum, payable quarterly in arrears on each January 31, April 30, July 31 and October 31. The holders of the 2006 Debentures have the right to convert such debentures into the Company's common stock at a conversion price of $0.50 per share. While the 2006 Debentures are outstanding, the conversion price is subject to adjustment in certain instances, such as a result of stock dividends and splits, distributions of property to common stockholders, the sale of substantially all of the Company's assets, the consummation of a merger, or sales of common stock or common stock equivalents for per share prices lower than the conversion price in effect. In addition to the holders' conversion option, after the first anniversary of the issuance of the 2006 Debentures the Company has the right to force conversion of all or a portion of the outstanding principal amount of the 2006 Debentures if certain conditions are met, including a requirement that the closing price of the common stock has been equal to or greater than 300% of the conversion price for at least the 10 consecutive days immediately preceding the conversion. The principal amount of the 2006 Debentures is due and payable on March 5, 2006; however, earlier repayment may occur if the Company receives cash proceeds in excess of $2.65 million (the "Excess Amount") from the sale of debt or equity securities, equipment sales to unrelated third parties, operating revenues, or any cash that becomes available to the Company as a result of a reduction in a $3.5 million letter of credit the Company issued to a third party in 1998. If the Excess Amount arises, the holders of the 2006 Debentures can elect to require one third of such amount to be applied as a 102% prepayment of principal and interest of the 2006 Debentures.

        In accordance with Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company allocated the net proceeds of $8.5 million to the 2006 Debentures and the common stock based their relative fair values. A discount on the 2006 Debentures of $3.4 million and a discount on the common stock of $604,000 resulted from the fair value allocation. Based on the conversion price of the 2006 Debentures relative to the fair market value for a share of the Company's common stock at the date of issue, the conversion feature of the 2006 Debentures was determined to have no intrinsic value to the holders. If subsequent to the issuance date the conversion price of the 2006 Debentures is adjusted downward, the value of the conversion feature will be re-measured to determine if any beneficial conversion value should be recorded as of the date the conversion price is adjusted. The principal amount of the 2006 Debentures of $10.55 million was recorded as a long-term liability, net of a $3.4 million discount. The total discount on the 2006 Debentures of $3.4 million, which is being amortized to interest expense over the 36-month term of the 2006 Debentures using the effective interest method, may be subject to downward adjustments to the extent partial conversions of the 2006 Debentures occur. These adjustments, if required, would reduce the discount and reduce additional paid-in capital. During the quarter ended March 31, 2003, $1.0 million of the 2006 Debentures principal was converted into 2,000,000 shares of common stock resulting in the carrying amount of the 2006 Debentures converted of approximately $665,000 being transferred to common stock.

        Included in the $2.1 million of financing costs is approximately $689,000 of non-cash costs attributable to 650,000 shares of common stock issued to the lead purchaser of the 2006 Debentures and two warrants issued to a placement agent, both of whom received the instruments as compensation for their services rendered in connection with the transaction. The fair value of the 650,000 shares of common stock issued to the lead purchaser was determined to be $247,000, based on the closing price of $0.38 per share of the Company's common stock on the NASDAQ SmallCap Market on March 5, 2003. The fair value of approximately $42,000 of the first of the two warrants issued to the placement agent, which expires in March 2006 and is immediately exercisable by the placement agent to purchase 345,724 shares of the Company's common stock for $0.84 per share, was estimated using the Black Scholes option-pricing model and is reflected in the accompanying financial statements as an increase in additional paid-in capital and as a component of the $4.0 million aggregate discount on the 2006 Debentures and common stock issued on the March 2003 transaction. The second of the two warrants issued to the placement agent, which expires in March 2006, is immediately exercisable by the placement agent to purchase $1.055 million in aggregate principal amount of the 2006 Debentures and 500,000 shares of the Company common stock, except if, prior to exercise of the warrant, all of the 2006 Debentures have been redeemed, repurchased or converted, in which case the portion of the warrant exercisable into the 2006 Debentures becomes exercisable into common stock as if the 2006 Debentures included in the warrant had been converted to common stock. The exercise price of the convertible debenture portion of the warrant is $1,200 for each $1,000 of principal and is subject to adjustment consistent with the provisions of the 2006 Debentures. The exercise price of the common stock portion of the warrant is $0.60 per share. The fair value of this warrant of approximately $399,000 was estimated using the Black Scholes option-pricing model and is reflected in the accompanying financial statements as a warrant obligation and as a component of the $4.0 million aggregate discount on the 2006 Debentures and common stock issued in the March 2003 financing transaction. The warrant is reflected as a noncurrent liability because it is immediately exercisable into a noncurrent debt security. The warrant obligation will be adjusted to its fair value on each of the Company's financial reporting dates. As of March 31, 2003, the fair value of the warrant was estimated at approximately $596,000 using the Black-Scholes option-pricing model. The increase in the fair value of the warrant from March 5, 2003 to March 31, 2003 of approximately $197,000 is reflected as other expense. A significant component of the Black-Scholes model is the fair market value per share of the Company's common stock. If the fair market value of the Company's common stock increases the fair value of the warrant obligation would likely increase, as was the case for the first quarter of 2003, resulting in a charge to other expense. If the fair market value of the Company's common stock decreases the fair value of the warrant obligation would likely decrease, resulting in other income. Given the volatility of the Company's stock price, the Company cannot predict the impact fluctuations in the fair market value of its stock price may have on the consolidated statement of operations for any future period.

        In connection with the March 2003 financing transactions, the Company prepaid $5.2 million of the $8.2 million principal amount outstanding of the convertible debentures due in 2007 (the "2007 Debentures"), resulting in a prepayment penalty of $208,000. The Company also issued the holders of the 2007 Debentures 625,000 shares of common stock, valued at $237,500 based upon the closing price of the Company's common stock on the NASDAQ SmallCap Market of $0.38 per share on March 5, 2003. In addition, one of the holders of the 2007 Debentures exchanged $2.0 million aggregate principal amount of 2007 Debentures for $2.0 million aggregate principal amount of 2006 Debentures and 947,867 shares of common stock valued at approximately $360,000 based upon the closing price of the Company's common stock of $0.38 per share on March 5, 2003. In connection with the prepayment and exchange transactions, the Company incurred cash transaction costs of approximately $296,000, excluding the prepayment penalty. The Company recognized a $1.7 million loss upon extinguishing the 2007 Debentures through the prepayment and exhange. The prepayment of the 2007 Debentures and the debenture exchange resulted in the release to the Company of $2.0 million of restricted cash.

        The issuance of the 2006 Debentures, prepayment of the 2007 Debentures and the debenture exchange provided the Company with aggregate net proceeds of approximately $11.0 million. The Company's use of these proceeds is subject to a number of restrictions, including a restriction not to use more than $4.0 million of the proceeds to pay existing accounts payable as of March 5, 2003.

        In January and February 2003 the Company forced the conversion of $800,000 of the 2007 Debentures for 1,675,192 shares of common stock. After the prepayment of $5.2 million and the debenture exchange of $2.0 million, at March 31, 2003 the outstanding principal balance of 2007 Debentures was $1.0 million, which is reflected on the accompanying balance sheet net of an unamortized discount of $129,289. The 2007 Debentures are classified as current as the holders can redeem the debentures on demand.

        In connection with March financing transactions, EKI agreed to subordinate the repayment of its outstanding loans totaling $2,755,000 to the Company's payment obligations under the 2006 Debentures. In addition, EKI and Biotec Agreed to subordinate certain payments to which they were otherwise entitled under the License Agreement and the Biotec Agreement (other than their respective percentages of any royalties received by the Company) to the satisfaction of the Company's payment obligations under the 2006 Debentures. They further agreed not to assert any claims against the Company for breaches of the License Agreement or the Biotec Agreement (other than the assertion of certain equitable remedies to enjoin the Company from, for example, selling products outside its field of use) until such time as the Company's obligations under the 2006 Debentures are satisfied in full. EKI and Biotec also agreed to allow the Company to pledge its interest in the License Agreement to secure its obligations under the 2006 Debentures, and certain additional concessions were made by EKI and Biotec to permit the Company greater flexibility in selling its rights under the License Agreement and the Biotec agreement to third parties in an insolvency context. These rights terminate upon the satisfaction in full of the obligations under the 2006 Debentures. In consideration for its willingness to subordinate the payments and advances that are owed to it, in March 2003 the Company issued to EKI a warrant, expiring in ten years, to acquire 1,000,000 shares of the Company's common stock for $0.50 per share. The fair value of the warrant was estimated to be approximately $303,522 using the Black-Scholes option pricing model and was recorded as a discount on the outstanding loans.

Commitments

        During 1998, EKI entered into certain agreements with an equipment manufacturer providing for the purchase by EKI of certain technology applicable to starch-based disposable packaging. EKI licenses such technology to the Company on a royalty-free basis pursuant to the License Agreement. In connection with the purchase, and pursuant to the terms of a letter agreement with EKI, the Company agreed to pay the seller of the technology $3.5 million on or about December 31, 2003, which obligation is secured by a letter of credit, which in turn is secured by $3.5 million of the Company's restricted cash. The Company's obligation to the seller of the technology will be reduced by 5% of the purchase price of any equipment purchased from the seller of the technology by EKI, the Company or their respective licensees prior to the obligation payment date. While the Company believes demand for such equipment will arise in the future, it is unable to estimate when such demand will occur or if such demand will result in any reduction of this obligation. As a result of these uncertainties and since the obligation will become payable on or about December 31, 2003, the Company established a liability as of December 31, 2002 for the $3.5 million commitment.

        In addition, the Company would be required to pay the seller $3.0 million over the five-year period commencing January 1, 2004 if EKI, the Company or their respective licensees make active use of the technology and have not purchased, by December 31, 2003, at least $35.0 million of equipment from the seller. As of December 31, 2002 the Company and its respective licensees have neither actively used the technology nor purchased equipment from the seller. The Company does not plan to make active use of the technology during the year ending December 31, 2003. EKI has agreed to indemnify the Company to the extent the Company is required to pay any portion of this $3.0 million obligation solely as a result of EKI's or its licensees' active use of such patents and related technology (other than use by the Company or its sublicensees). The $3.0 million obligation to the seller of the technology is subject to reduction in an amount equal to 5% of the purchase price of any equipment purchased from the seller by EKI, the Company or their sublicensees during the five-year period commencing January 1, 2004.

Property and Equipment

        The cost and accumulated depreciation of property and equipment at March 31, 2003 and December 31, 2002 were as follows:

	March 31, 2003	December 31, 2002
Commercial Manufacturing Equipment
Goettingen, Germany	$4,000,000	$4,000,000
Other Property and Equipment
Product development center	2,077,438	2,077,438
Office furniture and equipment	742,931	742,931
Leasehold improvements	521,187	521,187

	3,341,556	3,341,556
Total cost	7,341,556	7,341,556
Less: accumulated depreciation and amortization	(2,978,022)	(2,865,382)

Property and equipment—net	$4,363,534	$4,476,174

        The commercial production line in Goettingen, Germany is being financed and constructed by the Company for the Company's joint venture with Huhtamäki Oyj ("Huhtamäki"). During the third quarter of 2002 the company obtained quotations from various machinery suppliers and determined that the cost to build an identical line was approximately $4.0 million. The Company wrote the carrying value of the line down to its estimated replacement cost.

Stock Options

        The Company accounts for stock options in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock- Based Compensation." Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's common stock and the exercise price of the option. For disclosure purposes, to measure stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each option grant is then amortized as pro forma compensation expense over the vesting period of the options. The following table sets forth the pro forma net loss and loss per share resulting from applying SFAS No. 123.

	Three Months Ended March 31,
	2003	2002
Net Loss as reported	$6,770,727	$10,212,738
Deduct: Stock-based employee compensation expense included in reported net loss, net of tax	—	—
Add: Total stock-based employee compensation determined under fair value based method for all awards, net of tax	79,390	87,563

Pro forma net loss	$6,850,117	$10,300,301
Net loss per common share
As reported	$0.05	$0.08
Pro forma	0.05	0.08

        In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its stock-based employee compensation plans under APB Opinion No. 25 and related interpretations and therefore the transition provisions will not have an impact on the Company's financial position or results of operations. The required expanded interim disclosures are provided above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

        Information contained in this Quarterly Report on Form 10-Q including "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial results to differ substantially from those anticipated by management that are described herein. Investors should carefully review the risk factors set forth in other reports or documents we file with the Securities and Exchange Commission, including Forms 10-Q, 10-K, 10-K/A and 8-K. Factors influencing the Company's operating performance and financial results include, but are not limited to, changes in the general economy, the availability of financing, governmental regulations concerning, but not limited to, environmental issues, and other risks and unforeseen circumstances affecting the Company's business. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

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

        Estimated Net Realizable Value of Property and Equipment.    The Company has been engaged in the development of manufacturing equipment to validate acceptance of EarthShell products and their pricing. To this end the Company has developed manufacturing lines in Owings Mills, Maryland, in Goleta, California and in Goettingen, Germany. The Company evaluates the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If there is an indication that the carrying value of an asset may not be recoverable and the estimated future cash flows (undiscounted and without interest charges) from the use of the asset are less than the carrying value, a write-down is recorded to reduce the related asset to its estimated fair value.

        The Company's business plans for 2003 call for the transfer of operational and financial control of its manufacturing line in Germany to the Company's manufacturing licensee, PolarCup EarthShell ApS. At such time as the machinery is demonstrated to perform at an agreed upon level, the Company expects to receive reimbursement for the replacement value of the line. The Company is carrying the equipment at its expected replacement value based on quotations from various equipment suppliers for the cost of an identical line. Failure of the equipment to perform at a level satisfactory to the licensee or failure to conclude the transfer of the lines to the licensee may require the Company to consider alternative approaches to utilize the equipment, such as finding an alternate licensee to take over, relocating the equipment, or dismantling the line. Any one of these alternatives could have a negative economic impact on the carrying value of the equipment.

        Accrued Purchase Commitment.    At March 30, 1998, a certificate of deposit for $3.5 million was opened as collateral for the letter of credit related to the Company's obligations under a letter agreement between the Company's majority stockholder, EKI, and the Company relating to a patent purchase agreement between EKI and a third party, as discussed in the Commitments note, and is classified as restricted cash on the balance sheet at December 31, 2002 and March 31, 2003. As of December 31, 2002 and March 31, 2003, the $3.5 million certificate of deposit is reflected as current in the accompanying balance sheet since the obligation will become payable on or about December 31, 2003.

        Fair Value of Warrant Obligation    In connection with the March 2003 financing transaction, the Company issued to a placement agent a warrant, which expires in March 2006, that is immediately exercisable by the placement agent to purchase $1.055 million in aggregate principal amount of the 2006 Debentures and 500,000 shares of the Company common stock, except if, prior to exercise of the warrant, all of the 2006 Debentures have been redeemed, repurchased or converted, in which case the portion of the warrant exercisable into the 2006 Debentures becomes exercisable into common stock as if the 2006 Debentures included in the warrant had been converted to common stock. The exercise price of the convertible debenture portion of the warrant is $1,200 for each $1,000 of principal and is subject to adjustment consistent with the provisions of the 2006 Debentures. The exercise price of the common stock portion of the warrant is $0.60 per share. The fair value of this warrant on March 5, 2003, the issuance date, of approximately $399,000 was estimated using the Black-Scholes option-pricing model and is reflected in the accompanying financial statements as warrant obligation and as a component of the $4.0 million aggregate discount on the 2006 Debentures and common stock issued in the March 2003 financing transaction. The warrant is reflected as a noncurrent liability because it is immediately exercisable into a noncurrent debt security. The warrant obligation will be adjusted to its fair value on each of the Company's financial reporting dates. As of March 31, 2002, the fair value of the warrant was estimated at approximately $596,000 using the Black-Scholes option-pricing model. The increase in the fair value of the warrant from March 5, 2003 to March 31, 2003 of approximately $197,000 is reflected as other expense. A significant component of the Black-Scholes model is the fair market value per share of the Company's common stock. If the fair market value of the Company's common stock increases the fair value of the warrant obligation would likely increase, as was the case for the first quarter of 2003, resulting in a charge to other expense. If the fair market value of the Company's common stock decreases the fair value of the warrant obligation would likely decrease, resulting in other income. Given the volatility of the Company's stock price, the Company cannot predict the impact fluctuations in the fair market value of its stock price may have on the consolidated statement of operations for any future period.

        Basis of Financial Statement Presentation.    In March 2003, the Company completed a transaction involving the issuance of the 2006 Debentures. This transaction provided the Company with cash of approximately $11.0 million; however, use of these proceeds is subject to a number of restrictions, including a restriction not to use more than $4.0 million of the proceeds to pay existing accounts payable as of the date of the transaction. While the Company believes that the cash raised through the convertible debenture financing transaction in March 2003 combined with expense reductions will be sufficient for the Company to meet its current obligations and to cover operating expenses through the year ending December 31, 2003, the Company may need to raise additional financing. The Company cannot assure that additional financing will be available to it, or, if available, that the terms will be satisfactory, or that it will be able to negotiate mutually agreeable terms for the transfer of its manufacturing lines to its operating partners. If the Company is not successful in reducing expenses, or raising additional capital it may not be able to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

        Revenue recognition.    The Company has been manufacturing and selling initial quantities of commercial product in cooperation with its strategic partners as it has worked to demonstrate the commercial viability of its products and manufacturing processes. During its development phase, the Company has recorded the proceeds from such sales since its inception as an offset to the cost of the demonstration manufacturing operations. As the Company transitions the commercial manufacturing of its products to its licensees, it intends to reevaluate its revenue recognition policy. During the first quarter of 2003, the Company manufactured and sold product with an aggregate in-market value of approximately $135,000. Under its licensing model, the company would have recognized royalty revenue of approximately $27,000, had the product been produced by a licensee at full production rates. This information is presented for illustrative purposes only.

        The key accounting estimates and policies are reviewed with the Audit Committee of the Board of Directors.

Overview of Operations

        Organized in November 1992 as a Delaware corporation, the Company, is engaged in the commercialization of composite material technology for the manufacture of foodservice disposable packaging designed with the environment in mind. EarthShell Packaging® is based on patented composite material technology (collectively, the "EarthShell Technology"), licensed on an exclusive, worldwide basis from EKI.

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

Three Months Ended March 31, 2003 Compared with the Three Months Ended March 31, 2002.

        The Company's net loss decreased $3.4 million to $6.8 million from $10.2 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

        Total Research and Development Expenses.    Total research and development expenses are comprised of Related party research and development expenses and Other research and development expenses. Total research and development expenditures for the development of EarthShell Packaging® decreased $4.7 million to $2.3 million from $7.0 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

  •
  Related party research and development expenses are comprised of the $100,000 monthly licensing fee for the use of the Earthshell technology and for technical services, both of which were payable to EKI, a stockholder of the Company, or Biotec, a wholly owned subsidiary of EKI. Related party research and development expenses increased $0.1 million to $0.4 million from $0.3 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This increase is due to technical services provided to the Company by Biotec. The $100,000 monthly licensing fee is included in the payable to related party in the accompanying balance sheet. Payment of this obligation is subordinated to the repayment of the 2006 Debentures.

  •
  Other research and development expenses are comprised of personnel costs for development and demonstration production and their travel and direct overhead as well as impairment charges on manufacturing property and equipment constructed for demonstration manufacturing purposes. Other research and development expenses decreased $4.8 million to $1.9 million from $6.7 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The decrease in other research and development expenses was primarily a result of $4.9 million in reduced expenditures from concluding the demonstration manufacturing of hinged-lid containers in Owings Mills, Maryland. This decrease was slightly offset by $0.1 million related to the commencement of demonstration manufacturing of bowls and plates in Goleta, California. There were no impairment charges in either period.

        Total General and Administrative Expenses.    Total general and administrative expenses are comprised of personnel costs for marketing, finance and administration, and their travel and direct overhead. Total general and administrative expenses decreased $0.6 million to $1.9 million from $2.5 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This was primarily the result of reducing personnel cost by $0.1 million, reducing travel cost by $0.1 million, reducing facility cost by $0.1 million and reducing professional fee expenses by $0.3 million. Market development expense related to the foodservice wrap of $0.1 million in the three months ended March 31, 2002 did not recur in the three months ended March 31, 2003. However, the Company did incur $0.1 million in settling outstanding accounts payable during the period ended March 31, 2003.

        Depreciation and Amortization Expense.    Depreciation and amortization expense decreased $0.7 million to $0.1 million from $0.8 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The decrease in depreciation expense is primarily attributable to the decrease in fixed assets as a result of the impairment of equipment to net realizable value during 2002.

        Gain on Sale of Property and Equipment.    Gain on the sale of property and equipment increased $0.1 million to $0.1 million from $0.0 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This gain was primarily due to the Company selling equipment no longer required to meet objectives, most of which was fully depreciated.

        Related Party Interest Expense.    Related party interest expense primarily represents interest accrued for notes payable to a related party. These notes payable will accrue approximately $0.3 million in annual interest expense until they are repaid.

        Other Interest Expense.    Interest expense increased $0.6 million to $0.6 million from $0.0 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The increase was primarily due to a beneficial conversion charge in the amount of $360,000 due to a change in the 2007 Debentures conversion price, accretion of the discounts recorded upon issuance of the 2007 and 2006 Debentures and interest payable accrued on the 2007 and 2006 Debentures. Interest expense from accretion of the discounts and accrued interest payable related to the 2007 and 2006 Debentures will be approximately $1.4 million per year until they expire or convert into common stock.

        Loss on Change in Fair Value of Warrant Obligation.    This expense represents the increase in the fair value of the warrant obligation from the initial issuance of the warrant on March 5, 2003 through March 31, 2003.

        Loss on Extinguishment of Debentures.    In connection with the March 2003 financing transactions, the Company prepaid $5.2 million of the $8.2 million principal amount outstanding of the convertible debentures due in 2007 (the "2007 Debentures"), resulting in a prepayment penalty of $208,000. The Company also issued the holders of the 2007 Debentures 625,000 shares of common stock, valued at $237,500 based upon the closing price of the Company's common stock of $0.38 per share on March 5, 2003. In addition, one of the holders of the 2007 Debentures exchanged $2.0 million aggregate principal amount of 2007 Debentures for $2.0 million aggregate principal amount of 2006 Debentures and 947,867 shares of common stock valued at approximately $360,000 based upon the closing price of the Company's common stock of $0.38 per share on March 5, 2003. In connection with the prepayment and exchange transactions, the Company incurred cash transaction costs of approximately $296,000, excluding the prepayment penalty. The Company recognized a $1.7 million loss upon extinguishing the 2007 Debentures through the prepayment and exchange.

        Debenture Conversion Cost.    This expense represents the prorated portion of the original discount attributed to the $800,000 of the 2007 Debentures converted during the three months ended March 31, 2003.

Liquidity and Capital Resources at March 31, 2003

        Cash Flow.    The Company's principal uses of cash for the three months ended March 31, 2003 were to fund operations. Net cash used in operations was $5.6 million for the three months ended March 31, 2003. Net cash provided by investing activities was $0.1 million for the three months ended March 31, 2003. Net cash provided by financing activities was $12.5 million for the three months ended March 31, 2003. As of March 31, 2003 the Company had cash and related cash equivalents totaling $7.1 million.

        Capital Requirements.    The Company paid or accrued $0 in capital expenditures for the three months ended March 31, 2003. Construction of the commercial line installed in cooperation with Huhtamäki at its Goettingen, Germany facility was largely completed in 2002. Therefore the Company does not expect to make significant capital expenditures in the year 2003.

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

        On August 12, 2002 the Company issued $10 million in aggregate principal amount of the 2007 Debentures to institutional investors. These debentures bear interest at a rate of 1.5% per annum. The holders of these debentures had the right to convert the debentures into the Company's common stock at an initial conversion price of $1.30 per share, which has been reduced to $0.50 per share as a result of anti-dilution adjustments. Based on the conversion price relative to the fair market value of the common stock at the date of issue, the debentures were deemed to have no beneficial conversion feature. The proceeds from the debentures are held in restricted accounts linked to irrevocable letters of credit in favor of the debenture holders such that unrestricted access to the proceeds from the sale of the debentures occurs only upon conversion of the debentures into shares of the Company's common stock. In addition to the holders' conversion option, under certain circumstances, the Company has the right to force conversion of up to $500,000 of the debentures per week at a 15% discount to the market price of the Company's stock. Subject to certain conditions set forth in the debentures, the Company may prepay the debentures upon twenty business days notice for 104% of the outstanding principal balance of the debentures. If during any consecutive 90 day period following August 12, 2002, the holders of the debentures or the Company have not converted more than an aggregate of $3.0 million of the original principal amount of $10.0 million or, on August 12, 2003 the holders of the debentures or the Company have not converted more that an aggregate of $7.5 million of the original principal amount of $10.0 million, the holder of the debenture may require the Company to prepay all or a portion of the debentures for an amount in cash equal to the principal amount of the debenture to be prepaid, plus all accrued and unpaid interest, such amount being payable on the 20th trading day following the Company's receipt of a prepayment notice. During the third quarter of 2002, the Company forced conversion of $1.0 million of the debentures for 2.0 million shares of common stock, reducing the outstanding balance to $9.0 million. Subsequent to December 31, 2002 the Company forced conversion of an additional $800,000 of the debentures for approximately 1.7 million shares of common stock, reducing the outstanding balance to $8.2 million as of February 28, 2003. In March 2003, as part of a new convertible debenture financing, the Company repaid $5.2 million of the debentures, and also exchanged $2.0 million of these debentures for new 2006 Debentures which are not secured by cash, thereby releasing the related cash. In connection with this restructuring, the Company issued approximately 0.6 million shares of common stock to the original debenture holders. There was an outstanding balance of an aggregate of $1.0 million of the 2007 Debentures as of March 31, 2003.

        During 2002, the Company's largest shareholder, EKI, made various simple interest working capital loans to the Company. These loans bear interest at a rate of 7% or 10% per annum, and are payable on demand. As of December 31, 2002, the outstanding principal balance of these loans was $1,745,000. In January 2003, EKI made additional working capital loans to the Company totaling $1,010,000. Some of these loans were not repaid at their stated maturity, and thereby became convertible, at EKI's election, into shares of the Company's common stock. As part of the issuance and sale of the 2006 Debentures completed in March 2003, repayment of these loans totaling $2,755,000 has been subordinated to the 2006 Debentures with strict covenants governing repayment of such loans.

        In April 2003 a default occurred with respect to the 2007 Debentures upon the Company's independent auditors issuing a report on the Company's financial statements for the year ended December 31, 2002 that included an explanatory paragraph relating to the Company's ability to continue as a going concern. As a result of this default the Company may be required to purchase the remaining $1.0 million principal amount of 2007 Debentures for an amount equal to the greater of 115% of principal, plus accrued interest, or 115% of the then market value of the 2,000,000 shares into which the outstanding debentures are convertible. The Company believes that the potential amount payable to the holders of the outstanding $1.0 million principal amount of 2007 Debentures resulting from this default is not significantly more than the amount payable under the terms of the debentures that existed prior to the default.

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

        Management's plans include reducing expenses and raising cash from either the issuance of debt or equity securities, or both, and through transferring its demonstration manufacturing lines to its operating partners. While the Company believes that the cash raised through the convertible debenture financing transaction in March 2003 combined with expense reductions will be sufficient for the Company to meet its current obligations and to cover operating expenses through the year ending December 31, 2003, the Company may need to raise additional financing. The Company cannot assure that additional financing will be available to it, or, if available, that the terms will be satisfactory, or that it will be able to negotiate mutually agreeable terms for the transfer of its manufacturing lines to its operating partners. If the Company is not successful in reducing expenses or raising additional capital, it may not be able to continue as a going concern for a reasonable period of time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company's treasury function controls all decisions and commitments regarding cash management and financing arrangements. Treasury operations are conducted within a framework that has been authorized by the board of directors.

        The Company is exposed to interest rate risk on its fixed rate convertible debentures and notes payable. As of March 31, 2003, these fixed rate debt obligations totaled $15.3 million. The 2007 Debentures bear interest at a fixed rate of 1.5% per annum and the 2006 Debentures bear interest at a fixed rate of 2% per annum. The notes payable bear interest at a fixed rate of 10% per annum. While generally an increase in market interest rates will decrease the value of this debt, and decreases in rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of the substantial majority of this debt as there is no active public market for this debt.

Item 4. Controls and Procedures

        Evaluation of disclosure controls and procedures.    The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of the Company's published consolidated financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the report it files with the Securities and Exchange Commissions within the required time periods.

        Changes in internal controls.    Since the date of the most recent evaluation of the Company's internal controls by the Company's Chief Executive Officer and Chief Financial Officer, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

'

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Not applicable

Item 2. Changes in Securities and Use of Proceeds

        Not applicable

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5. Other Information

        Not applicable

Item 6. Exhibits and Reports on Form 8-K

        The Company filed one report on Form 8-K during the quarter ended March 31, 2003. Information regarding the items reported on is as follows:

Date	Item Reported On
March 7, 2003	The Company entered into a Loan and Securities Purchase Agreement with private investors for the sale of secured convertible debentures to the Company in the aggregate principal amount of $10,550,000
4.1	Loan and Securities Purchase Agreement dated as of March 5, 2003 between EarthShell Corporation and the investors signatory thereto.(1)
4.2	Form of Secured Convertible Debenture due March 5, 2006.(1)
4.3	Intellectual Property Security Agreement dated as of March 5, 2003 among EarthShell Corporation, E. Khashoggi Industries, LLC and the investors signatory thereto.(1)
4.4	Waiver and Amendment to Debentures and Warrants dated as of March 5, 2003 among EarthShell Corporation and the purchasers identified on the signature pages thereto.(1)
4.5	Second Amendment to Securities Purchase Agreement and Warrants, dated February 24, 2003 among EarthShell Corporation and the purchasers identified on the signature pages thereto.(1)
4.6	Exchange Agreement dated as of March 5, 2003 between EarthShell Corporation and the institutional investor signatory thereto.(1)
99.1	Certification Pursuant to 18 U.S.D. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002.

(1)
Previously files as a like numbered exhibit to the Registrant's Current Report on Form 8-K (File No. 0-23567) filed with the Securities and Exchange Commission on March 7, 2003, and incorporated herein by reference.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

EARTHSHELL CORPORATION

Date: May 16, 2003	By:	/s/ D. SCOTT HOUSTON D. Scott Houston Chief Financial Officer

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

Date: May 16, 2003	By:	/s/ SIMON K. HODSON Simon K. Hodson Chief Executive Officer

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

Date: May 16, 2003	By:	/s/ D. SCOTT HOUSTON D. Scott Houston Chief Financial Officer

QuickLinks

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K