Form 10-Q
period 2003-06-30
EARTHSHELL CORP
filed 2003-08-14
CIK 911801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

(805) 897-2294
(Registrant’s telephone number, including area code)

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

The number of shares outstanding of the Registrant’s Common Stock as of August 8, 2003 is 160,030,264.

EARTHSHELL CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2003

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Part I. Financial Information

Item 1.	Consolidated Financial Statements

	a)	Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002	3

	b)	Consolidated Statements of Operations for the three and six months ended June 30, 2003 and June 30, 2002 (unaudited) and for the period from November 1, 1992 (inception) through June 30, 2003 (unaudited)	4

	c)	Consolidated Statements of Stockholders’ (Deficit) Equity for the period from November 1, 1992 (inception) to June 30, 2003 (unaudited)	5

	d)	Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and June 30, 2002 (unaudited) and for the period from November 1, 1992 (inception) through June 30, 2003 (unaudited)	6

	e)	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		20

Item 4.	Controls and Procedures		20

Part II. Other Information

Item 1.	Legal Proceedings		21

Item 2.	Changes in Securities and Use of Proceeds		21

Item 3.	Defaults Upon Senior Securities		21

Item 4.	Submission of Matters to a Vote of Security Holders		21

Item 5.	Other Information		21

Item 6	Exhibits and Reports on Form 8-K		21

Signature		22

EARTHSHELL CORPORATION

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,616,879	$111,015
Restricted cash	4,009,000	12,500,000
Prepaid expenses and other current assets	690,763	570,802
Total current assets	8,316,642	13,181,817

PROPERTY AND EQUIPMENT, NET	4,250,018	4,476,174
INVESTMENT IN JOINT VENTURE	217,755	366,012

TOTALS	$12,784,415	$18,024,003

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,470,170	$7,904,957
Payable to related party	—	578,779
Accrued purchase commitment	3,500,000	3,500,000
Notes payable to related party	—	1,745,000
Convertible debentures	447,063	7,767,953
Total current liabilities	9,417,233	21,496,689

PAYABLES TO RELATED PARTY	968,801	—
WARRANT OBLIGATION	486,659	—
CONVERTIBLE DEBENTURES	7,851,057	—
NOTES PAYABLE TO RELATED PARTY	2,485,202	—
Total liabilities	21,208,952	21,496,689

STOCKHOLDERS’ DEFICIT
Preferred stock, $.01 par value, 10,000,000 shares authorized; 9,170,000 Series A shares designated; no shares issued and outstanding as of June 30, 2003 and December 31, 2002	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 158,426,205 and 144,655,641 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	1,584,262	1,446,556
Additional paid-in common capital	296,236,735	290,931,330
Deficit accumulated during the development stage	(306,212,851)	(295,833,940)
Accumulated other comprehensive loss	(32,683)	(16,632)
Total stockholders’ deficit	(8,424,537)	(3,472,686)

TOTALS	$12,784,415	$18,024,003

See Notes to Consolidated Financial Statements.

EARTHSHELL CORPORATION

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		November 1, 1992 (inception) through June 30, 2003
	2003	2002	2003	2002
Operating Expenses:
Related party license fee and research and development expenses	$304,667	$468,313	$658,467	$768,313	$70,537,375
Other research and development expenses	1,707,507	3,809,063	3,604,493	10,476,222	137,882,148
Related party general and administrative Expenses	—	(6,111)	(4,074)	(12,222)	2,187,540
Other general and administrative expenses	1,193,342	2,122,397	3,047,044	4,599,871	65,469,729
Depreciation and amortization	103,636	795,352	216,276	1,590,705	22,677,706
Related party patent expenses	—	—	—	—	8,693,105
Total operating expenses	3,309,152	7,189,014	7,522,206	17,422,889	307,447,603

Other Expenses (Income):
Interest income	(24,299)	(20,977)	(64,251)	(42,914)	(10,873,884)
Related party interest expense	94,932	—	170,234	—	5,007,564
Other interest expense	344,970	872	922,737	872	2,911,355
Gain on sales of property and equipment	(7,000)	(9,500)	(63,000)	(9,500)	(504,413)
Other expenses (income)	(109,571)	—	86,958	—	86,958
Loss on extinguishment of debentures	—	—	1,697,380	—	1,697,380
Debenture conversion costs	—	—	105,847	—	426,817
Loss before income taxes	3,608,184	7,159,409	10,378,111	17,371,347	306,199,380

Income taxes	—	—	800	800	13,471
Net loss	3,608,184	7,159,409	10,378,911	17,372,147	306,212,851
Preferred dividends	—	—	—	—	9,926,703
Net loss available to common stockholders	$3,608,184	$7,159,409	$10,378,911	$17,372,147	$316,139,554
Basic and diluted loss per common share	$0.02	$0.05	$0.07	$0.13	$3.22
Weighted average number of common shares outstanding	156,161,546	133,773,696	152,256,270	129,101,672	98,163,806

See Notes to Consolidated Financial Statements.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	Cumulative Convertible Preferred Stock Series A		Additional Paid-In Preferred Capital	Common Stock		Additional Paid-In Common Capital	Deficit Accumulated during Development Stage	Accum- ulated Other Compre- hensive Loss	Totals

	Shares	Amount		Shares	Amount

ISSUANCE OF COMMON STOCK AT INCEPTION	—	—	—	82,530,000	$3,150	$6,850	—	—	$10,000
Sale of preferred stock, net	6,988,850	$267	$24,472,734	—	—	—	—	—	24,473,001
Net loss	—	—	—	—	—	—	$(7,782,551)	—	(7,782,551)
BALANCE, DECEMBER 31, 1993	6,988,850	267	24,472,734	82,530,000	3,150	6,850	(7,782,551)	—	16,700,450
Net loss	—	—	—	—	—	—	(16,582,080)	—	(16,582,080)
BALANCE, DECEMBER 31, 1994	6,988,850	267	24,472,734	82,530,000	3,150	6,850	(24,364,631)	—	118,370
Contribution to equity	—	—	—	—	—	1,117,723	—	—	1,117,723
Net loss	—	—	—	—	—	—	(13,914,194)	—	(13,914,194)
BALANCE, DECEMBER 31, 1995	6,988,850	267	24,472,734	82,530,000	3,150	1,124,573	(38,278,825)	—	(12,678,101)
Contribution to equity	—	—	—	—	—	650,000	—	—	650,000
Issuance of stock warrants	—	—	—	—	—	246,270	—	—	246,270
Net loss	—	—	—	—	—	—	(16,950,137)	—	(16,950,137)
BALANCE, DECEMBER 31, 1996	6,988,850	267	24,472,734	82,530,000	3,150	2,020,843	(55,228,962)	—	(28,731,968)
Compensation related to stock options, warrants and stock grants	—	—	—	—	—	3,156,659	—	—	3,156,659
Net loss	—	—	—	—	—	—	(18,992,023)	—	(18,992,023)
BALANCE, DECEMBER 31, 1997	6,988,850	267	24,472,734	82,530,000	3,150	5,177,502	(74,220,985)	—	(44,567,332)
262 to 1 stock split	—	69,621	(69,621)	—	822,150	(822,150)	—	—	—
Conversion of preferred stock into common stock	(6,988,850)	(69,888)	(24,403,113)	6,988,850	69,888	24,403,113	—	—	—
Issuance of common stock	—	—	—	10,526,316	105,263	205,883,493	—	—	205,988,756
Preferred stock dividends	—	—	—	—	—	(9,926,703)	—	—	(9,926,703)
Net loss	—	—	—	—	—	—	(26,620,052)	—	(26,620,052)
BALANCE, DECEMBER 31, 1998	—	—	—	100,045,166	1,000,451	224,715,255	(100,841,037)	—	124,874,669
Net loss	—	—	—	—	—	—	(44,188,443)	—	(44,188,443)
BALANCE, DECEMBER 31, 1999	—	—	—	100,045,166	1,000,451	224,715,255	(145,029,480)	—	80,686,226
Issuance of common stock	—	—	—	4,457,169	44,572	10,477,216	—	—	10,521,788
Net loss	—	—	—	—	—	—	(48,911,605)	—	(48,911,605)
BALANCE, DECEMBER 31, 2000	—	—	—	104,502,335	1,045,023	235,192,471	(193,941,085)	—	42,296,409
Issuance of common stock	—	—	—	13,520,719	135,208	30,418,832	—	—	30,554,040
Compensation related to stock options, warrants and stock grants	—	—	—	300,000	3,000	984,119	—	—	987,119
Net loss	—	—	—	—	—	—	(62,301,511)	—	(62,301,511)
BALANCE, DECEMBER 31, 2001	—	—	—	118,323,054	1,183,231	266,595,422	(256,242,596)	—	11,536,057
Issuance of common stock	—	—	—	24,308,236	243,082	21,658,634	—	—	21,901,716
Common stock warrants issued in connection with convertible debentures	—	—	—	—	—	1,521,046	—	—	1,521,046
Conversion of convertible debentures to common stock	—	—	—	2,024,351	20,243	979,757	—	—	1,000,000
Debentures conversion costs	—	—	—	—	—	176,471	—	—	176,471
Net loss							(39,591,344)		(39,591,344)
Foreign currency translation adjustment	—	—	—	—	—	—	—	$(16,632)	(16,632)
Comprehensive loss	—	—	—	—	—	—	—	—	(39,607,976)
BALANCE, DECEMBER 31, 2002	—	—	—	144,655,641	1,446,556	290,931,330	(295,833,940)	(16,632)	(3,472,686)
Interest paid in common stock	—	—	—	166,375	1,664	73,203	—	—	74,867
Conversion of convertible debentures to common stock	—	—	—	6,357,192	63,572	2,591,265	—	—	2,654,837
Issuance of common stock	—	—	—	7,246,997	72,470	1,977,415	—	—	2,049,885
Issuance of stock warrants	—	—	—	—	—	303,522	—	—	303,522
Beneficial conversion value due to change in debentures conversion price	—	—	—	—	—	360,000	—	—	360,000
Net loss	—	—	—	—	—	—	(10,378,911)	—	(10,378,911)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(16,051)	(16,051)
Comprehensive loss	—	—	—	—	—	—	—	—	(10,394,962)
BALANCE, JUNE 30, 2003	—	$—	$—	158,426,205	$1,584,262	$296,236,735	$(306,212,851)	$(32,683)	$(8,424,537)

See Notes to Consolidated Financial Statements

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,		November 1, 1992 (inception) through June 30, 2003

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,378,911)	$(17,372,147)	$(306,212,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	216,276	1,590,705	22,677,706
Compensation related to issuance of stock, stock options and warrants to directors, consultants and officers	—	—	4,848,641
Amortization and accretion of debt issue costs	482,973	—	898,750
Debentures issuance and conversion costs	105,847	—	426,817
Loss on change in fair value of warrant obligation	86,958	—	86,958
Loss on extinguishment of debentures	1,697,380	—	1,697,380
Beneficial conversion value due to change in debentures conversion price	360,000	—	360,000
(Gain) Loss on sale, disposal, or impairment of property and equipment	(63,000)	(9,500)	47,150,540
Equity in the losses of joint venture	148,257	30,000	297,683
Accrued purchase commitment	—	—	3,500,000
Net loss on sale of investments	—	—	32,496
Accretion of discounts on investments	—	—	(410,084)
Other non-cash expense items	(2,124)	—	(2,124)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(120,135)	(351,369)	(690,937)
Accounts payable and accrued expenses	(2,403,817)	(1,214,833)	5,455,494
Payable to related party	344,376	619,186	968,801
Net cash used in operating activities	(9,525,920)	(16,707,958)	(218,914,730)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments in U.S. government securities	—	—	(52,419,820)
Purchase of restricted time deposit in connection with purchase commitment	—	—	(3,500,000)
Proceeds from sales and redemption of investments	—	—	52,797,408
Proceeds from sales of property and equipment	74,200	9,500	849,436
Investment in joint venture	—	—	(515,438)
Purchase of property and equipment	(1,320)	(988,906)	(75,799,435)
Net cash provided by (used in) investing activities	72,880	(979,406)	(78,587,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	16,689,758	284,040,180
Common stock issuance costs	—	—	(15,178,641)
Proceeds from issuance of common stock and convertible debentures	8,656,982	—	8,656,982
Proceeds from issuance of convertible debentures	—	—	10,000,000
Purchase of restricted time deposit in connection with issuance of convertible debentures	—	—	(10,000,000)
Proceeds from release of restricted time deposit upon conversion of convertible debentures into common stock	1,291,000	—	2,291,000
Repayment of convertible debentures	(5,200,000)	—	(5,200,000)
Proceeds from release of restricted cash for repayment of convertible debentures	5,200,000	—	5,200,000
Proceeds from release of restricted cash upon exchange of convertible debentures	2,000,000	—	2,000,000
Proceeds from issuance of notes payable to related party	1,010,000	350,000	20,105,000
Repayment of notes payable to related party	—	—	(15,325,651)
Proceeds from drawings on line of credit with bank	—	—	14,000,000
Repayment of line of credit with bank	—	—	(14,000,000)
Preferred dividends paid	—	—	(9,926,703)
Proceeds from issuance of preferred stock	—	—	25,675,000
Preferred stock issuance costs	—	—	(1,201,999)
Net cash provided by financing activities	12,957,982	17,039,758	301,135,168
Effect of exchange rate changes on cash and cash equivalents	922	—	(15,710)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,505,864	(647,606)	3,616,879

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	111,015	828,007	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,616,879	$180,401	$3,616,879

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Income taxes	$—	$800	$12,671
Interest	28,203	—	3,077,501
Common stock warrants issued in connection with convertible debentures	745,562	—	2,572,776
Conversion of convertible debentures into common stock	3,141,000	—	4,141,000
Transfer of property from EKI	—	—	28,745
Interest paid in Common Stock	74,867	—	74,867
Commission paid in common stock	29,500	—	29,500
Common stock issued to service providers in connection with the March 2003 financing	484,500	—	484,500
Conversion of preferred stock to common stock	—	—	69,888

See Notes to Consolidated Financial Statements.

EARTHSHELL CORPORATION
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2003

Presentation of Financial Information

The foregoing interim financial information is unaudited and has been prepared from the books and records of EarthShell Corporation.  EarthShell Corporation’s consolidated financial statements include the accounts of its wholly-owned subsidiary, EarthShell GmbH.  All significant intercompany balances and transactions have been eliminated in consolidation.  Both EarthShell Corporation and its subsidiary (collectively “EarthShell” or the “Company”) are development stage enterprises.  In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles.  All such adjustments were of a normal recurring nature for interim financial reporting.  Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

The accompanying unaudited consolidated financial statements and these notes do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States, which were included in the Company’s consolidated financial statements for the year ended December 31, 2002.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K/A.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  During the period from November 1, 1992 (inception) to June 30, 2003, the Company has incurred a cumulative net loss of $306,212,851 and has a stockholders’ deficit of $8,424,537 at June 30, 2003.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding plus an assumed increase in common shares outstanding for potentially dilutive securities, which consist of options and warrants to acquire common stock and convertible debentures.  Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive.  The dilutive effect of options and warrants to acquire common stock is measured using the treasury stock method.  The dilutive effect of convertible debentures is measured using the if-converted method.  Basic and diluted loss per common share is the same for all periods presented because the impact of potentially dilutive securities is anti-dilutive.

Since March 5, 2003 the Company’s common stock has traded on the NASDAQ SmallCap Market under the symbol “ERTH.”

Related Party Transactions

E. Khashoggi Industries LLC and its wholly owned subsidiaries (“EKI”) own approximately 30% of the Company’s outstanding shares, and may be deemed to be a controlling stockholder.  In connection with the formation of the Company, the Company entered into a Master License Agreement with EKI (the “EKI License Agreement”), pursuant to which the Company has an exclusive, worldwide, royalty-free license to use and license the EKI technology to manufacture and sell disposable, single-use containers for packaging or serving food or beverages intended for consumption within a short period of time (less than 24 hours).  Effective January 1, 2001, EKI granted to the Company priority rights to license certain product applications on an exclusive basis from Biotec, a wholly owned subsidiary of EKI, in consideration for payment by the Company of a $100,000 monthly licensing fee to Biotec.  In addition, Biotec agreed to render technical services to the Company, as required, at Biotec’s cost plus 5%.  Effective July 29, 2002, the Company restated its agreements with Biotec in a definitive License & Information Transfer Agreement with Biotec to utilize the Biotec technology for foodservice applications, including food wraps and cutlery (the “Biotec License Agreement”).  Under the terms of the Biotec License Agreement, the Company paid or accrued $304,667 and $468,313 during the three months ended June 30, 2003 and 2002, respectively, and $658,467 and $768,313 during the six months ended June 30, 2003 and 2002, respectively, consisting of the $100,000 per month licensing fee plus materials and services provided by EKI, which vary based upon the Company’s requirements.

In September 2002, the Company entered into a Loan Agreement with EKI whereby EKI agreed to extend certain loans to the Company at EKI’s sole discretion, at interest rates of 7% to 10%.  As of December 31, 2002 the outstanding  principal amount of outstanding loans was $1,745,000.  In January 2003, the Company borrowed an additional $1,010,000 from EKI under the Loan Agreement, bringing the total outstanding principal amount of the loans to $2,755,000.  As part of the new convertible debenture financing completed in March 2003 (see Convertible Debentures), repayment of these loans and related interest was subordinated to the new debentures with strict covenants governing their repayment.  Therefore, at June 30, 2003, the loans totaling $2,755,000 and related interest of $182,155 are classified as noncurrent liabilities.  In March 2003, the Company issued to EKI a warrant, which is immediately exercisable, to purchase 1,000,000 shares of the Company’s common stock at $0.50 per share in connection with the subordination of the loans totaling $2,755,000.  The fair value of the warrant was estimated to be approximately $303,522 using the Black-Scholes option pricing model and was recorded as a discount on the outstanding loans.

Convertible Debentures

On March 5, 2003, the Company received proceeds of approximately $9.0 million, net of financing costs of approximately $1.5 million, from the issuance to a group of institutional investors of 5,000,000 shares of common stock and $10.55 million in aggregate principal amount of secured convertible debentures due in 2006 (the “2006 Debentures”).  The 2006 Debentures bear interest at a rate of 2.0% per annum, payable quarterly in arrears on each January 31, April 30, July 31 and October 31.  The holders of the 2006 Debentures have the right to convert such debentures into the Company’s common stock at a conversion price of $0.50 per share.  While the 2006 Debentures are outstanding, the conversion price is subject to adjustment in certain instances, such as a result of stock dividends and splits, distributions of property to common stockholders, the sale of substantially all of the Company’s assets, the consummation of a merger, or sales of common stock or common stock equivalents for per share prices lower than the conversion price in effect.  In addition to the holders’ conversion option, after the first anniversary of the issuance of the 2006 Debentures the Company has the right to force conversion of all or a portion of the outstanding principal amount of the 2006 Debentures if certain conditions are met, including a requirement that the closing price of the common stock has been equal to or greater than 300% of the conversion price for at least the 10 consecutive days immediately preceding the conversion.  The principal amount of the 2006 Debentures is due and payable on March 5, 2006; however, earlier repayment may occur if the Company receives cash proceeds in excess of $2.65 million (the “Excess Amount”) from the sale of debt or equity securities, equipment sales to unrelated third parties, operating revenues, or any cash that becomes available to the Company as a result of a reduction in a $3.5 million letter of credit the Company issued to a third party in 1998.  If the Excess Amount arises, the holders of the 2006 Debentures can elect to require one third of such amount to be applied as a 102% prepayment of principal and interest of the 2006 Debentures.

In accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company allocated the net proceeds of $9.0 million to the 2006 Debentures and the common stock based their relative fair values.  A discount on the 2006 Debentures of $3.4 million and a discount on the common stock of $604,000 resulted from the fair value allocation.  Based on the conversion price of the 2006 Debentures relative to the fair market value for a share of the Company’s common stock at the date of issue, the conversion feature of the 2006 Debentures was determined to have no intrinsic value to the holders.  If subsequent to the issuance date the conversion price of the 2006 Debentures is adjusted downward, the value of the conversion feature will be re-measured to determine if any beneficial conversion value should be recorded as of the date the conversion price is adjusted.  The principal amount of the 2006 Debentures of $10.55 million was recorded as a noncurrent liability, net of a $3.4 million discount.  The total discount on the 2006 Debentures of $3.4 million, which is being amortized to interest expense over the 36-month term of the 2006 Debentures using the effective interest method, may be subject to downward adjustments to the extent partial conversions of the 2006 Debentures occur.  These adjustments, if required, would reduce the discount and reduce additional paid-in capital.

In addition to the $1.5 million of financing costs, the Company also incurred approximately $646,000 of non-cash costs attributable to 650,000 shares of common stock issued to the lead purchaser of the 2006 Debentures and two warrants issued to a placement agent, both of whom received the instruments as compensation for their services rendered in connection with the transaction.  The fair value of the 650,000 shares of common stock issued to the lead purchaser was determined to be $247,000, based on the closing price of $0.38 per share of the Company’s common stock on the NASDAQ SmallCap Market on March 5, 2003.  The fair value of approximately $42,000 of the first of the two warrants issued to the placement agent, which expires in March 2006 and is immediately exercisable by the placement agent to purchase 345,724 shares of the Company’s common stock for $0.84 per share, was estimated using the Black Scholes option-pricing model and is reflected in the accompanying financial statements as an increase in additional paid-in capital and as a component of the $4.0 million aggregate discount on the 2006 Debentures and common stock issued in the March 2003 transaction.  The second of the two warrants issued to the placement agent, which expires in March 2006, is immediately exercisable by the placement agent to purchase $1.055 million in aggregate principal amount of the 2006 Debentures and 500,000 shares of the Company’s common stock, except if, prior to exercise of the warrant, all of the 2006 Debentures have been redeemed, repurchased or converted, in which case the portion of the warrant exercisable into the 2006 Debentures becomes exercisable into common stock as if the 2006 Debentures included in the warrant had been converted to common stock.  The exercise price of the convertible debenture portion of the warrant is $1,200 for each $1,000 of principal and is subject to adjustment consistent with the provisions of the 2006 Debentures.  The exercise price of the common stock portion of the warrant is $0.60 per share.  The estimated fair value of this warrant is reflected in the accompanying financial statements as a warrant obligation and as a component of the $4.0 million aggregate discount on the 2006 Debentures and common stock issued in the March 2003 financing transaction.  The warrant is reflected as a noncurrent liability because it is immediately exercisable into a noncurrent debt security.

In connection with the March 2003 financing transactions, the Company prepaid $5.2 million of the $8.2 million principal amount outstanding of the convertible debentures due in 2007 (the “2007 Debentures”), resulting in a prepayment penalty of $208,000.  The Company also issued to the holders of the 2007 Debentures 625,000 shares of common stock, valued at $237,500 based upon the closing price of the Company’s common stock on the NASDAQ SmallCap Market of $0.38 per share on March 5, 2003.  In addition, one of the holders of the 2007 Debentures exchanged $2.0 million aggregate principal amount of 2007 Debentures for $2.0 million aggregate principal amount of 2006 Debentures and 947,867 shares of common stock valued at approximately $360,000 based upon the closing price of the Company’s common stock of $0.38 per share on March 5, 2003.  In connection with the prepayment and exchange transactions, the Company incurred cash transaction costs of approximately $296,000, excluding the prepayment penalty.  The Company recognized a $1.7 million loss upon extinguishment of the 2007 Debentures through the prepayment and exchange.  The prepayment of the 2007 Debentures and the debenture exchange resulted in the release to the Company of $2.0 million of restricted cash.

The issuance of the 2006 Debentures, prepayment of the 2007 Debentures (from restricted cash) and the debenture exchange provided the Company with aggregate net proceeds of approximately $11.0 million.  The Company’s use of these proceeds is subject to a number of restrictions, including a restriction not to use more than $4.0 million of the proceeds to pay accounts payable existing as of March 5, 2003.

During the quarter ended March 31, 2003, $1.0 million of the 2006 Debenture principal was converted into 2,000,000 shares of common stock resulting in the carrying amount of the 2006 Debentures converted of approximately $665,000 being transferred to common stock.

During the quarter ended June 30, 2003, $850,000 of the 2006 Debenture principal was converted into 1,700,000 shares of common stock resulting in the carrying amount of the 2006 Debentures converted of approximately $773,000 being transferred to common stock.

In January and February 2003, the Company forced the conversion of $800,000 of the 2007 Debentures for 1,675,192 shares of common stock, resulting in the release to the Company of $800,000 of restricted cash.  In June 2003, the holders converted $491,000 of 2007 Debentures for 982,000 shares of common stock, resulting in the release to the Company of $491,000 of restricted cash.

At June 30, 2003, the outstanding principal balance of 2006 Debentures was $10.7 million, which is reflected on the accompanying balance sheet net of an unamortized discount of $2.8 million.  At June 30, 2003, the outstanding principal balance of 2007 Debentures was $509,000, which is reflected on the accompanying balance sheet net of an unamortized discount of $61,937.  The 2007 Debentures are classified as current liabilities as the holders can redeem the debentures on demand.

Subsequent to June 30, 2003, the Company forced conversion of the remaining $509,000 of 2007 Debentures for 1,590,624 shares of common stock, resulting in the release to the Company of $509,000 of restricted cash.

In connection with the March 2003 financing transactions, EKI agreed to subordinate the repayment of its outstanding loans totaling $2,755,000 to the Company’s payment obligations under the 2006 Debentures.  In addition, EKI and Biotec agreed to subordinate certain payments to which they were otherwise entitled under the Biotec License Agreement (other than their respective percentages of any royalties received by the Company) to the satisfaction of the Company’s payment obligations under the 2006 Debentures.  They further agreed not to assert any claims against the Company for breaches of the Biotec License Agreement (other than the assertion of certain equitable remedies to enjoin the Company from, for example, selling products outside its field of use) until such time as the Company’s obligations under the 2006 Debentures are satisfied in full.  EKI and Biotec also agreed to allow the Company to pledge their respective interests in the EKI and Biotec License Agreements to secure the Company’s obligations under the 2006 Debentures, and certain additional concessions were made by EKI and Biotec to permit the Company greater flexibility in selling its rights under the EKI and Biotec License Agreements to third parties in an insolvency context.  These rights terminate upon the satisfaction in full of the obligations under the 2006 Debentures.  In consideration for its willingness to subordinate the payments and advances that are owed to it, in March 2003 the Company issued to EKI a warrant, expiring in ten years, to acquire 1,000,000 shares of the Company’s common stock for $0.50 per share.  The fair value of the warrant was estimated to be approximately $303,522 using the Black-Scholes option pricing model and was recorded as a discount on the outstanding loans.

Commitments

During 1998, EKI entered into certain agreements with an equipment manufacturer providing for the purchase by EKI of certain technology applicable to starch-based disposable packaging.  EKI licenses such technology to the Company on a royalty-free basis pursuant to the License Agreement.  In connection with the purchase, and pursuant to the terms of a letter agreement with EKI, the Company agreed to pay the seller of the technology $3.5 million on or about December 31, 2003, which obligation is secured by a letter of credit, which in turn is secured by $3.5 million of the Company’s restricted cash.  The Company’s obligation to the seller of the technology will be reduced by 5% of the purchase price of any equipment purchased from the seller of the technology by EKI, the Company or their respective licensees prior to the obligation payment date.  While the Company believes demand for such equipment will arise in the future, it is unable to estimate when such demand will occur or if such demand will result in any reduction of this obligation.  As a result of these uncertainties and since the obligation will become payable on or about December 31, 2003, the Company established a liability as of December 31, 2002 for the $3.5 million commitment.

In addition, the Company would be required to pay the seller $3.0 million over the five-year period commencing January 1, 2004 if EKI, the Company or their respective licensees make active use of the technology and have not purchased, by December 31, 2003, at least $35.0 million of equipment from the seller.  As of June 30, 2003, the Company and its respective licensees have neither actively used the technology nor purchased equipment from the seller.  The Company does not plan to make active use of the technology during the year ending December 31, 2003.  EKI has agreed to indemnify the Company to the extent the Company is required to pay any portion of this $3.0 million obligation solely as a result of EKI’s or its licensees’ active use of such patents and related technology (other than use by the Company or its sublicensees).  The $3.0 million obligation to the seller of the technology is subject to reduction in an amount equal to 5% of the purchase price of any equipment purchased from the seller by EKI, the Company or their sublicensees during the five-year period commencing January 1, 2004.

Property and Equipment

The cost and accumulated depreciation of property and equipment at June 30, 2003 and December 31, 2002 were as follows:

	June 30, 2003	December 31, 2002
Commercial Manufacturing Equipment
Goettingen, Germany	$4,000,000	$4,000,000

Other Property and Equipment
Product development center	2,023,956	2,077,438
Office furniture and equipment	744,251	742,931
Leasehold improvements	50,108	521,187
	2,818,315	3,341,556

Total cost	6,818,315	7,341,556

Less: Accumulated depreciation and amortization	(2,568,297)	(2,865,382)

Property and equipment – net	$4,250,018	$4,476,174

The commercial production line in Goettingen, Germany is being financed and constructed by the Company for the Company’s joint venture with Huhtamäki Oyj (“Huhtamäki”).  During the third quarter of 2002 the company obtained quotations from various machinery suppliers and determined that the cost to build an identical line was approximately $4.0 million.  The Company wrote the carrying value of the line down to its estimated replacement cost.

In connection with the Company’s move from the Goleta, California facility at the expiration of the lease on May 31, 2003, the Company removed $471,079 of fully amortized leasehold improvements from both the Leasehold improvements and Accumulated amortization accounts.

Stock Options

The Company accounts for stock options in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the exercise price of the option.  For disclosure purposes, to measure stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value of each option grant is then amortized as pro forma compensation expense over the vesting period of the options.  The following table sets forth the pro forma net loss and loss per share resulting from applying SFAS No. 123.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Loss as reported	$3,608,184	$7,159,409	$10,378,911	$17,372,147
Deduct: Stock-based employee compensation expense included in reported net loss, net of tax	—	—	—	—
Add: Total stock-based employee compensation determined under fair value based method for all awards, net of tax	102,772	145,155	182,162	232,718
Pro forma net loss	$3,710,956	$7,304,564	$10,561,073	$17,604,865

Net loss per common share
As reported	$0.02	$0.05	$0.07	$0.13
Pro forma	0.02	0.05	0.07	0.14

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its stock-based employee compensation plans under APB Opinion No. 25 and related interpretations and therefore the transition provisions will not have an impact on the Company’s financial position or results of operations.  The required expanded interim disclosures are provided above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Information contained in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  These statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other comparable terminology.  Any one factor or combination of factors could cause the Company’s actual operating performance or financial results to differ substantially from those anticipated by management that are described herein.  Investors should carefully review the risk factors set forth in other Company reports or documents filed with the Securities and Exchange Commission, including Forms 10-Q, 10-K, 10-K/A and 8-K.  Factors influencing the Company’s operating performance and financial results include, but are not limited to, changes in the general economy, the availability of financing, governmental regulations concerning, but not limited to, environmental issues, and other risks and unforeseen circumstances affecting the Company’s business.  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principals requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s financial statements and the accompanying notes.  The amounts of assets and liabilities reported in the Company’s balance sheet and the amounts of expenses reported for each fiscal period are affected by estimates and assumptions which are used for, but not limited to, the accounting for asset impairments.  Actual results could differ from these estimates.  The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

The Company’s business plans for 2003 call for the transfer of operational and financial control of the manufacturing line in Germany to the Company’s manufacturing licensee, PolarCup EarthShell ApS.  At such time as the machinery is demonstrated to perform at an agreed upon level, the Company expects to receive reimbursement for the replacement value of the line.  The Company is carrying the equipment at its expected replacement value based on quotations from various equipment suppliers for the cost of an identical line.  Failure of the equipment to perform at a level satisfactory to the licensee or failure to conclude the transfer of the line to the licensee may require the Company to consider alternative approaches to utilize the equipment, such as finding an alternate licensee to take over, relocating the equipment, or dismantling the line.  Any one of these alternative could have a negative economic impact on the carrying value of the equipment.

Accrued Purchase Commitment.  At March 30, 1998, a certificate of deposit for $3.5 million was opened as collateral for the letter of credit related to the Company’s obligations under a letter agreement between the Company’s controlling stockholder, EKI, and the Company relating to a patent purchase agreement between EKI and a third party, as discussed in the Commitments note, and is classified as restricted cash on the balance sheet at December 31, 2002 and June 30, 2003.  As of December 31, 2002 and June 30, 2003, the $3.5 million certificate of deposit and the related accrued purchase commitment are both classified as current in the accompanying balance sheet since the obligation will become payable on or about December 31, 2003.

Fair Value of Warrant Obligation.  In connection with the March 2003 financing transactions, the Company issued to a placement agent a warrant, which expires in March 2006, that is immediately exercisable by the placement agent to purchase $1.055 million in aggregate principal amount of the 2006 Debentures and 500,000 shares of the Company common stock, except if, prior to exercise of the warrant, all of the 2006 Debentures have been redeemed, repurchased or converted, in which case the portion of the warrant exercisable into the 2006 Debentures becomes exercisable into common stock as if the 2006 Debentures included in the warrant had been converted to common stock.  The exercise price of the convertible debenture portion of the warrant is $1,200 for each $1,000 of principal and is subject to adjustment consistent with the provisions of the 2006 Debentures.  The exercise price of the common stock portion of the warrant is $0.60 per share.  The estimated fair value of this warrant is reflected in the accompanying financial statements as a warrant obligation and as a component of the $4.0 million aggregate discount on the 2006 Debentures and common stock issued in the March 2003 financing transaction.  The warrant is reflected as a noncurrent liability because it is immediately exercisable into a noncurrent debt security.

Basis of Financial Statement Presentation.  In March 2003, the Company completed financing transactions involving the issuance of the 2006 Debentures.  These transactions provided the Company with cash of approximately $11.0 million; however, use of these proceeds is subject to a number of restrictions, including a restriction not to use more than $4.0 million of the proceeds to pay accounts payable existing as of the date of the transactions.  While the Company is continuing to reduce its operating expenses and is working to cause one or more of its licensees to purchase and install equipment to manufacture EarthShell Packaging® in order to generate royalty revenue to the Company, the Company may need to raise additional financing to meet its current obligations and to cover operating expenses through the year ending December 31, 2003.  The Company cannot be certain that additional financing will be available to it, or, if available, that the terms will be satisfactory, or that it will be able to negotiate mutually agreeable terms for the transfer of the manufacturing lines to its operating partners.  If the Company is not successful in reducing expenses, transferring the manufacturing lines or raising additional capital, it may not be able to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  (See Liquidity and Capital Resources at June 30, 2003)

Revenue recognition.  The Company has been manufacturing and selling initial quantities of commercial product in cooperation with its strategic partners as it has worked to demonstrate the commercial viability of its products and manufacturing processes.  During its development phase, the Company has recorded the proceeds from such sales since its inception as an offset to the cost of the demonstration manufacturing operations.  As the Company transitions the commercial manufacturing of its products to its licensees and begins to earn royalties under its license agreements, it intends to reevaluate its revenue recognition policy.  During the three and six months ended June 30, 2003, the Company manufactured and sold product with an aggregate in-market value of approximately $160,000 and $295,000, respectively.  Under its licensing model, the Company would have recognized royalty revenue of approximately $32,000 and $59,000, respectively, had the product been produced by a licensee at full production rates.  This information is presented for illustrative purposes only.

The key accounting estimates and policies are reviewed with the Audit Committee of the Board of Directors.

Overview of Operations

Organized in November 1992 as a Delaware corporation, the Company is engaged in the commercialization of composite material technology for the manufacture of foodservice disposable packaging designed with the environment in mind.  EarthShell Packaging is based on patented composite material technology (collectively, the “EarthShell Technology”), licensed on an exclusive, worldwide basis from EKI.

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

Three Months Ended June 30, 2003 Compared with the Three Months Ended June 30, 2002.

The Company’s net loss decreased $3.6 million to $3.6 million from $7.2 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, respectively.

Total Research and Development Expenses.  Total research and development expenses are comprised of Related party license and research and development expenses and Other research and development expenses. Total research and development expenses for the development of EarthShell Packaging® decreased $2.3 million to $2.0 million from $4.3 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, respectively.

•                  Related party license and research and development expenses are comprised of the $100,000 monthly licensing fee for the use of the EarthShell Technology and technical services, both of which were payable to EKI.  Related party research and development expenses decreased $0.2 million to $0.3 million from $0.5 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, respectively. This decrease is entirely due to a reduction in technical services provided to the Company by Biotec.

•                  Other research and development expenses are comprised of personnel costs, travel and direct overhead for development and demonstration production, as well as impairment charges on manufacturing property and equipment constructed for demonstration production purposes. Other research and development expenses decreased $2.1 million to $1.7 million from $3.8 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, respectively. The decrease in other research and development expenses was primarily due to concluding the demonstration manufacturing of hinged-lid containers in Owings Mills, Maryland at the end of the second quarter of 2002.  While the majority of the expenses incurred in the second quarter of 2002 related to the Owings Mills demonstration manufacturing, it also included expenses related to the commencement of demonstration manufacturing of bowls and plates in Goleta, California.  In the second quarter of 2003, expenses were initially related to the ongoing demonstration manufacturing in Goleta through mid-April and subsequently to the start-up in mid-May of a new manufacturing line for plates and bowls built and financed by Detroit Tool and Engineering Company (DTE) at their Lebanon, Missouri facility.  The second quarter of 2003 also included expenses incurred to vacate the Goleta facility at the expiration of the lease on May 31.  There were no impairment charges in either period.

Other General and Administrative Expenses.   Other general and administrative expenses are comprised of personnel costs, travel and direct overhead for marketing, finance and administration.  Total general and administrative expenses decreased $0.9 million to $1.2 million from $2.1 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, respectively. This was primarily the result of efforts to significantly reduce general and administrative expenses in 2003, which resulted in reductions in the following expenses: personnel costs by $0.1 million, travel costs by $0.1 million, facility costs by $0.1 million and professional fees and services by $0.2 million.  In addition, in the second quarter of 2003 the Company began a program to satisfy vendors for outstanding aged invoices.  As a result of negotiations, the Company settled and paid outstanding accounts payable of approximately $0.7 million at a discount of approximately $0.4 million.

Depreciation and Amortization Expense.  Depreciation and amortization expense decreased $0.7 million to $0.1 million from $0.8 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, respectively. The decrease in depreciation expense is primarily attributable to the write down in fixed assets as a result of the impairment of equipment to net realizable value during 2002.

Interest Expense.  Interest expense is comprised of Related party interest expense and Other interest expense.

•                  Related party interest expense of $0.1 million for the three months ended June 30, 2003 is primarily interest accrued on outstanding loans made to the Company by EKI under the Loan Agreement (see Related Party Transactions), plus accretion of the discount related to the warrants issued in conjunction with the March 2003 financing transactions.

•                  Other interest expense of $0.3 million for the three months ended June 30, 2003 is primarily accretion of the discount on the 2006 Debenture, but also includes accretion of the discount on the 2007 Debentures and interest accrued on the 2006 and 2007 Debentures.

Six Months Ended June 30, 2003 Compared with the Six Months Ended June 30, 2002.

The Company’s net loss decreased $7.0 million to $10.4 million from $17.4 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, respectively.

Total Research and Development Expenses.  Total research and development expenses are comprised of Related party license and research and development expenses and Other research and development expenses. Total research and development expenditures for the development of EarthShell Packaging decreased $6.9 million to $4.3 million from $11.2 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, respectively.

•                  Related party license and research and development expenses are comprised of the $100,000 monthly licensing fee for the use of the EarthShell Technology and technical services, both of which were payable to EKI. Related party research and development expenses decreased $0.1 million to $0.7 million from $0.8 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, respectively. This decrease is entirely due to a reduction in technical services provided to the Company by Biotec.

•                  Other research and development expenses are comprised of personnel costs, travel and direct overhead for development and demonstration production, as well as impairment charges on manufacturing property and equipment constructed for demonstration production purposes. Other research and development expenses decreased $6.9 million to $3.6 million from $10.5 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, respectively. The decrease in other research and development expenses was primarily due to concluding the demonstration manufacturing of hinged-lid containers in Owings Mills, Maryland at the end of the second quarter of 2002.  While the majority of the expenses incurred in the six months ended June 30, 2002 related to the Owings Mills demonstration manufacturing, it also included expenses related to the commencement of demonstration manufacturing of bowls and plates in Goleta, California.  Other research and development expenses for the six months ended June 30, 2003 related to the ongoing demonstration manufacturing in Goleta through mid-April and to the start-up in mid-May of a new manufacturing line for plates and bowls built and financed by Detroit Tool and Engineering Company (DTE) at their Lebanon, Missouri facility. The six months ended June 30, 2003 also included expenses incurred to vacate the Goleta facility at the expiration of the lease on May 31.  There were no impairment charges in either period.

Other General and Administrative Expenses.  Other general and administrative expenses are comprised of personnel costs, travel and direct overhead for marketing, finance and administration.  Total general and administrative expenses decreased $1.6 million to $3.0 million from $4.6 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, respectively. This was primarily the result of efforts to significantly reduce general and administrative expenses in 2003, which resulted in reductions in the following expenses: personnel costs by $0.2 million, travel costs by $0.2 million, facility costs by $0.2 million and professional fees and services by $0.5 million.  In addition, in the second quarter of 2003 the Company began a program to satisfy vendors for outstanding invoices.  As a result of negotiations, the Company settled and paid outstanding accounts payable of approximately $0.7 million at a discount of approximately $0.4 million.

Depreciation and Amortization Expense.  Depreciation and amortization expense decreased $1.4 million to $0.2 million from $1.6 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, respectively. The decrease in depreciation expense is primarily attributable to the write down in fixed assets as a result of the impairment of equipment to net realizable value during 2002.

Interest Expense.  Interest expense is comprised of Related party interest expense and Other interest expense.

•                  Related party interest expense of $0.2 million for the six months ended June 30, 2003 is primarily interest accrued on outstanding loans made to the Company by EKI under the Loan Agreement (see Related Party Transactions), plus accretion of the discount related to the warrants issued in conjunction with the March 2003 financing transactions.  Although the outstanding loans will accrue approximately $0.3 million in annual interest expense, payment of the interest is subordinated to the 2006 Debentures.  Therefore, the related party interest expense will not be paid in cash until the 2006 Debentures have been converted or the obligation satisfied in full.

•                  Other interest expense of $0.9 million for the six months ended June 30, 2003 is primarily comprised of accretion of the discount on the 2006 Debentures and a beneficial conversion charge in the amount of $360,000 due to a change in the 2007 Debentures conversion price.  In addition, Other interest expense for the six months ended June 30, 2003 also included accretion of the discount on the 2007 Debentures and interest accrued on the 2006 and 2007 Debentures.  Interest expense from accretion of the discount and accrued interest payable on the 2006 Debentures will be approximately $1.3 million per year until they expire or are converted into common stock

Loss on Extinguishment of Debentures.  In connection with the March 2003 financing transactions, the Company prepaid $5.2 million of the outstanding $8.2 million principal amount of the 2007 Debentures, resulting in a prepayment penalty of $208,000.  The Company also issued the holders of the 2007 Debentures 625,000 shares of common stock, valued at $237,500 based upon the closing price of the Company’s common stock of $0.38 per share on March 5, 2003.  In addition, one of the holders of the 2007 Debentures exchanged $2.0 million aggregate principal amount of 2007 debentures for $2.0 million aggregate principal amount of 2006 Debentures and 947,867 shares of common stock valued at approximately $360,000 based upon the closing price of the Company’s common stock of $0.38 per share on March 5, 2003.  In connection with the prepayment and exchange transactions, the Company incurred cash transaction costs of approximately $321,000, excluding the prepayment penalty.  In addition, the Company incurred a charge of approximately $0.9 million for the prorated portion of the original discount attributed to the $7.2 million of the 2007 Debentures repaid and exchanged.  Therefore, the Company recognized a $1.7 million loss upon extinguishment of the 2007 Debentures through the prepayment and exchange.

Debenture Conversion Costs.  Debenture conversion costs of $0.1 million for the six months ended June 30, 2003 represent the prorated portion of the original discount attributed to the $800,000 of the 2007 Debentures converted during the three months ended March 31, 2003.

Liquidity and Capital Resources at June 30, 2003

Cash Flow.  The Company’s principal use of cash for the six months ended June 30, 2003 was to fund operations.  Net cash used in operations was $9.5 million for the six months ended June 30, 2003. Net cash provided by investing activities was $0.1 million for the six months ended June 30, 2003. Net cash provided by financing activities was $13.0 million for the six months ended June 30, 2003. As of June 30, 2003 the Company had unrestricted cash and related cash equivalents totaling $3.6 million.

Capital Requirements.  The Company paid or accrued $1,320 in capital expenditures for the six months ended June 30, 2003. Construction of the commercial line installed in cooperation with Huhtamäki at its Goettingen, Germany facility was largely completed in 2002. Therefore the Company does not expect to make significant capital expenditures in the year 2003.

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

On August 12, 2002 the Company issued $10 million in aggregate principal amount of the 2007 Debentures to institutional investors. These debentures bear interest at a rate of 1.5% per annum. The holders of these debentures had the right to convert the debentures into the Company’s common stock at an initial conversion price of $1.30 per share, which has been reduced to $0.50 per share as a result of anti-dilution adjustments. Based on the conversion price relative to the fair market value of the common stock at the date of issue, the debentures were deemed to have no beneficial conversion feature. The proceeds from the debentures are held in restricted accounts linked to irrevocable letters of credit in favor of the debenture holders such that unrestricted access to the proceeds from the sale of the debentures occurs only upon conversion of the debentures into shares of the Company’s common stock. In addition to the holders’ conversion option, under certain circumstances, the Company has the right to force conversion of up to $500,000 of the debentures per week at a 15% discount to the market price of the Company’s stock. Subject to certain conditions set forth in the debentures, the Company may prepay the debentures upon twenty business days notice for 104% of the outstanding principal balance of the debentures. If during any consecutive 90 day period following August 12, 2002, the holders of the debentures or the Company have not converted more than an aggregate of $3.0 million of the original principal amount of $10.0 million or, on August 12, 2003 the holders of the debentures or the Company have not converted more that an aggregate of $7.5 million of the original principal amount of $10.0 million, the holder of the debenture may require the Company to prepay all or a portion of the debentures for an amount in cash equal to the principal amount of the debenture to be prepaid, plus all accrued and unpaid interest, such amount being payable on the 20th trading day following the Company’s receipt of a prepayment notice.  During the third quarter of 2002, the Company forced conversion of $1.0 million of the debentures for 2.0 million shares of common stock, reducing the outstanding balance to $9.0 million. In the first quarter of 2003 the Company forced conversion of an additional $800,000 of the debentures for approximately 1.7 million shares of common stock.  In March 2003, as part of a new convertible debenture financing, the Company repaid $5.2 million of the debentures, and also exchanged $2.0 million of these debentures for new 2006 Debentures which are not secured by cash, thereby releasing the related cash. In connection with this restructuring, the Company issued approximately 0.6 million shares of common stock to the original debenture holders.  In the second quarter of 2003 the holders converted $491,000 of the debentures for 982,000 shares of common stock.  As of June 30, 2003 there was an aggregate balance of $509,000 of the 2007 Debentures outstanding.  In July 2003 the holders converted the remaining $509,000 of the debentures for 1,590,624 shares of common stock.

During 2002, the Company’s largest shareholder, EKI, made various simple interest working capital loans to the Company. These loans bear interest at a rate of 7% or 10% per annum, and are payable on demand. As of December 31, 2002, the outstanding principal balance of these loans was $1,745,000. In January 2003, EKI made additional working capital loans to the Company totaling $1,010,000. Some of these loans were not repaid at their stated maturity, and thereby became convertible, at EKI’s election, into shares of the Company’s common stock. As part of the issuance and sale of the 2006 Debentures completed in March 2003, repayment of these loans totaling $2,755,000 has been subordinated to the 2006 Debentures with strict covenants governing repayment of such loans.

In March 2003, the Company issued and sold $10.55 million in aggregate principal amount of the 2006 Debentures to a group of institutional investors. After transaction fees, the Company realized net proceeds of approximately $9.0 million, which, together with the $2.0 million realized as a result of the exchange of such amount of the 2006 Debentures for a like amount of the 2007 Debentures discussed above, means that the Company gained net proceeds of approximately $11.0 million from the two transactions.  In the first quarter of 2003, $1.0 million of the 2006 Debenture principal was converted into 2,000,000 shares of common stock.  During the quarter ended June 30, 2003, $850,000 of the 2006 Debenture principal was converted into 1,700,000 shares of common stock.  As of June 30, 2003 there was an aggregate balance of $10.7 million of the 2006 Debentures outstanding.

Management’s plans include continuing to reduce operating expenses and raising cash through the transfer of the manufacturing lines to its licensees to meet its current obligations and to cover operating expenses through the year ending December 31, 2003.  While the Company is reducing its operating expenses and is working to cause one or more of its licensees to purchase and install equipment to manufacture EarthShell Packaging in order to generate royalty revenue to the Company, the Company may need to raise additional financing to meet its current obligations and to cover operating expenses through the year ending December 31, 2003. The Company cannot be certain that its expense reduction programs will be successful, that it will be able to negotiate mutually agreeable terms for the transfer of its manufacturing lines to its licensees, or that additional financing will be available to it, or, if available, that the terms will be satisfactory.  If the Company is not successful in reducing expenses, transferring the manufacturing lines or raising additional capital, it may not be able to continue as a going concern for a reasonable period of time.

In early August 2003, the Company discontinued its day-to-day support of manufacturing activities at DTE.  In keeping with its business model, the Company will hereafter focus primarily on the licensing of its foam analog material and other technologies, and all future manufacturing and production will be the responsibility of current or new licensees as they install and run equipment to produce EarthShell Packaging in their own facilities.  In conjunction with the discontinuation of manufacturing activities at DTE, the Company is reducing it's staff by approximately 40%.  The Company expects that operating expense reductions due to elimination of these manufacturing activities and reductions in personnel costs will bring the monthly cash operating expenses to below $500,000 per month.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s treasury function controls all decisions and commitments regarding cash management and financing arrangements.  Treasury operations are conducted within a framework that has been authorized by the board of directors.

The Company is exposed to interest rate risk on its fixed rate convertible debentures and notes payable.  As of June 30, 2003, these fixed rate debt obligations totaled $14.0 million.  The 2007 Debentures bear interest at a fixed rate of 1.5% per annum and the 2006 Debentures bear interest at a fixed rate of 2% per annum.  The notes payable bear interest at a fixed rate of 10% per annum.  While generally an increase in market interest rates will decrease the value of this debt, and decreases in rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of the substantial majority of this debt as there is no active public market for this debt.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and  procedures. The Company's Chief Executive Officer and  Chief Financial Officer evaluated the effectiveness of the design and operation  of the Company's disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended  (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange  Act.  Based upon that evaluation,  the Company's Chief Executive Officer and Chief Financial Officer concluded that  the Company's disclosure controls and procedures are effective to ensure that  the Company is able to collect, process and disclose the information it is  required to disclose in the reports it files with the Securities and Exchange  Commission within the required time periods.

Changes in internal control over  financial reporting.  The Company maintains a system of internal control over financial  reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange  Act).  No significant changes in the  Company's internal control over financial reporting have come to management's  attention during the Company's last fiscal quarter that have materially  affected, or are likely to materially affect, the Company's internal control  over financial reporting.   Notwithstanding the foregoing, effective July 1, 2003, the Company hired  Michael Hawks as the Company's Controller.   Prior to this time, Mr. Hawks was engaged on a consulting basis.  Along with other members of the  Company's senior management team, Mr. Hawks' participates in the development and  maintenance of internal control over financial  reporting.

Part II. Other Information

Item 1.  Legal Proceedings

Not applicable

Item 2.         Changes in Securities and Use of Proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held June 3, 2003, and the following actions were taken:

1)              Re-elected the entire membership of the Board of Directors, as listed in the company's Proxy Statement dated April 30, 2003, until the next Annual Meeting of Stockholders. Voting for the individual nominees was as follows:

Nominee	Votes For	Votes Withheld or Against
Mr. Essam Khashoggi	139,021,718	4,100,584
Mr. Simon K. Hodson	138,458,253	4,664,049
Mr. John Daoud	138,593,371	4,528,931
Mr. Hamlin M. Jennings	139,418,974	3,703,328
Ms. Layla Khashoggi	138,642,868	4,479,434
Mr. A. J. Moyer	138,793,277	4,329,025
Mr. George W. Roland	138,968,832	4,153,470

2)              Approved an amendment to the Company’s Certificate of Incorporation which shall effect, upon filing, a reverse split of the Company’s outstanding Common Stock at a ratio of not less than one-for-ten and not more than one-for-twenty, and a change in the number of authorized shares of Common Stock from 200,000,000 to 25,000,000 shares, and authorized the Board of Directors to file such amendment in its discretion at any time before the 2004 Annual Meeting of Stockholders. The votes were cast as follows:

Votes for	136,250,701
Votes withheld or against	6,700,574
Abstentions	171,027
Broker non-votes	0

3)              Approved an amendment to the Company’s 1995 Stock Incentive Plan to increase the number of shares of common stock available thereunder from 10,000,000 to 15,000,000 shares. The votes were cast as follows:

Votes for	129,156,540
Votes withheld or against	13,618,568
Abstentions	347,194

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

The Company filed three reports on Form 8-K and one report on Form 8-K/A during the quarter ended June 30, 2003, and one report on Form 8-K subsequent to June 30, 2003 but prior to the filing of this Form 10-Q.  Information regarding the items reported on is as follows:

Date	Item Reported On

April 18, 2003	Press Release of the Company dated April 18, 2003, relating to the Company’s Form 10-K for the year ended December 31, 2002.

May 19, 2003	Press Release of the Company dated May 19, 2003, relating to the Company’s Earnings Release for the three months ended March 31, 2003.

June 26, 2003	Resignation of Deloitte & Touche LLP as the Company’s independent public accountants.

June 26, 2003	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission regarding change in independent public accountants.

July 31, 2003	Engagement of Farber & Hass LLP as the Company’s independent public accountants.

31                                    Certification Pursuant to 18 U.S.D. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002.

32                                    Certification Pursuant to 18 U.S.D. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

EarthShell Corporation

Date: August 13, 2003	By:	/s/ D. Scott Houston
D. Scott Houston
Chief Financial Officer

(Principal Financial and Accounting Officer and Duly Authorized Officer)