Form 10-Q
period 2003-09-30
EARTHSHELL CORP
filed 2003-11-14
CIK 911801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

               | | TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d)
                       OF SECURITIES EXCHANGE ACT OF 1934

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


               6740 Cortona Drive, Santa Barbara, California 93117 (Address of principal executive office) (Zip Code)

                                 (805) 571-8232
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No | |

          The number of shares outstanding of the Registrant's Common Stock as of November 11, 2003 is 13,988,551.

                             EARTHSHELL CORPORATION

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2003

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Part I. Financial Information

      Item 1.      Consolidated Financial Statements                                                        Page
                   a)   Consolidated Balance Sheets as of September 30, 2003 (unaudited) and
                        December 31, 2002...............................................................     1

                   b)   Consolidated Statements of Operations for the three and nine months ended
                        September 30, 2003 and September 30, 2002 (unaudited) and for the period from
                        November 1, 1992 (inception) through September 30, 2003 (unaudited).............     2

                   c)   Consolidated Statements of Stockholders' (Deficit) Equity for the period
                        from November 1, 1992 (inception) to September 30, 2003 (unaudited).............     3

                   d)   Consolidated Statements of Cash Flows for the nine months ended
                        September 30, 2003 and September 30, 2002 (unaudited) and for the period from November 1, 1992 (inception) through September 30, 2003
                        (unaudited).....................................................................     5

                   e)   Notes to Consolidated Financial Statements (unaudited)..........................     7

      Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                   Operations...........................................................................     13

      Item 3.      Quantitative and Qualitative Disclosures About Market Risk...........................     18

      Item 4.      Controls and Procedures .............................................................     18

Part II. Other Information

      Item 1.      Legal Proceedings....................................................................     18

      Item 2.      Changes in Securities and Use of Proceeds............................................     18

      Item 3.      Defaults Upon Senior Securities......................................................     18

      Item 4.      Submission of Matters to a Vote of Security Holders..................................     18

      Item 5.      Other Information....................................................................     18

      Item 6       Exhibits and Reports on Form 8-K.....................................................     18

Signature...............................................................................................     19


                             EARTHSHELL CORPORATION
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS

                                                                               September 30,         December 31,
                                                                                    2003                 2002
                                                                             -------------------  --------------------
                                                                                 (Unaudited)
ASSETS
CURRENT ASSETS
      Cash and cash equivalents...........................................        $  1,469,170          $    111,015
      Restricted cash.....................................................           3,500,000            12,500,000
      Prepaid expenses and other current assets...........................             412,849               570,802
                                                                             -------------------  --------------------
           Total current assets...........................................           5,382,019            13,181,817

PROPERTY AND EQUIPMENT, NET...............................................           4,137,026             4,476,174
INVESTMENT IN JOINT VENTURE...............................................             112,098               366,012

                                                                             -------------------  --------------------
TOTALS....................................................................        $  9,631,143          $ 18,024,003
                                                                             ===================  ====================

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Accounts payable and accrued expenses...............................        $  4,921,199          $  7,904,957
      Payable to related party............................................                   -               578,779
      Accrued purchase commitment.........................................           3,500,000             3,500,000
      Notes payable to related party......................................                   -             1,745,000
      Convertible debentures..............................................                   -             7,767,953
                                                                             -------------------  --------------------
           Total current liabilities......................................           8,421,199            21,496,689

PAYABLES TO RELATED PARTY.................................................           1,393,302                     -
CONVERTIBLE DEBENTURES....................................................           5,605,268                     -
NOTES PAYABLE TO RELATED PARTY............................................           2,510,496                     -
OTHER LONG-TERM LIABILITY.................................................              50,000                     -
                                                                             -------------------  --------------------
           Total liabilities..............................................          17,980,265            21,496,689

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value, 10,000,000 shares authorized; 9,170,000
      Series A shares designated; no shares issued and outstanding as of
      September 30, 2003 and December 31, 2002...........................                    -                     -
Common stock, $.01 par value, 25,000,000 shares authorized; 13,892,200 and
      12,054,637 shares issued and outstanding as of September 30, 2003
      and December 31, 2002, respectively.................................             138,922               120,546
Additional paid-in common capital.........................................         300,682,833           292,257,340
Deficit accumulated during the development stage..........................        (309,133,648)         (295,833,940)
Accumulated other comprehensive loss......................................             (37,229)              (16,632)
                                                                             -------------------  --------------------
      Total stockholders' deficit.........................................          (8,349,122)           (3,472,686)
                                                                             -------------------  --------------------

TOTALS....................................................................        $  9,631,143          $ 18,024,003
                                                                             ===================  ====================

                 See Notes to Consolidated Financial Statements.





                             EARTHSHELL CORPORATION
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                     November 1,
                                                        For the                             For the                      1992
                                                      Three Months                        Nine Months                (inception)
                                                  Ended September 30,                 Ended September 30,              through
                                             ---------------------------------  --------------------------------    September 30,
                                                 2003              2002              2003             2002               2003
                                             ---------------  ----------------  ---------------  ---------------   -----------------
Operating Expenses:
Related party license fee and research and
    development expenses....................   $   353,907        $  300,000      $ 1,012,374      $ 1,068,313       $  70,891,282
Other research and development expenses.....     1,287,516         2,941.860        4,892,009       13,418,082         139,169,664
Related party general and administrative
    expenses................................             -                 -           (4,074)         (18,333)          2,187,540
Other general and administrative expenses...     1,361,900         2,366,377        4,408,944        6,972,359          66,831,629
Depreciation and amortization...............        95,207           795,065          311,483        2,385,770          22,772,913
Related party patent expenses...............             -                 -                -                -           8,693,105
                                             ---------------  ----------------  ---------------  ---------------   -----------------
    Total operating expenses................     3,098,530         6,403,302       10,620,736       23,826,191         310,546,133

Other Expenses (Income):
Interest income.............................       (16,705)          (18,345)         (80,956)         (61,259)        (10,890,589)
Related party interest expense..............        95,697                 -          265,931                -           5,103,261
Other interest expense......................       292,251            79,447        1,214,988           80,319           3,203,606
Gain on sales of property and equipment.....      (122,964)                -         (185,964)          (9,500)           (627,377)
Other (income) expense......................      (486,659)                -         (399,701)               -            (399,701)
Loss on extinguishment of debentures........             -                 -        1,697,380                -           1,697,380
Debenture conversion costs..................        60,647           320,970          166,494          320,970             487,464
                                             ---------------  ----------------  ---------------  ---------------   -----------------
Loss before income taxes....................     2,920,797         6,785,374       13,298,908       24,156,721         309,120,177

Income taxes................................             -                 -              800              800              13,471
                                             ---------------  ----------------  ---------------  ---------------   -----------------
Net loss....................................     2,920,797         6,785,374       13,299,708       24,157,521         309,133,648
Preferred dividends ........................             -                 -                -                -           9,926,703
                                             ---------------  ----------------  ---------------  ---------------   -----------------
Net loss available to common
    stockholders............................   $ 2,920,797        $6,785,374      $13,299,708      $24,157,521       $ 319,060,351
                                             ===============  ================  ===============  ===============   =================
Basic and diluted loss per common
    share...................................         $0.21             $0.59            $1.02            $2.19              $38.42
Weighted average number of common
    shares outstanding......................    13,595,973        11,541,668       12,993,999       11,036,143           8,305,315

                 See Notes to Consolidated Financial Statements.




                             EARTHSHELL CORPORATION
                        (A Development Stage Enterprise)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Unaudited)




                                   Cumulative
                                   Convertible
                                 Preferred Stock     Additional
                                    Series A          Paid-In           Common Stock
                               --------------------  Preferred   ------------------------
                                Shares     Amount     Capital       Shares       Amount
                               ----------  --------  -----------   -----------  -----------
 ISSUANCE OF COMMON STOCK AT
    INCEPTION.................       --        --           --     6,877,500    $   3,150
 Sale of preferred stock, net.  582,404    $  267   $24,472,734           --           --

 Net loss.....................       --        --           --            --           --
                               ----------  --------  -----------   -----------  -----------

 BALANCE, DECEMBER 31, 1993...  582,404       267    24,472,734    6,877,500        3,150
 Net loss.....................       --        --           --            --           --
                               ----------  --------  -----------   -----------  -----------

 BALANCE, DECEMBER 31, 1994...  582,404       267    24,472,734    6,877,500        3,150
 Contribution to equity.......       --        --           --            --           --
 Net loss.....................       --        --           --            --           --
                               ----------  --------  -----------   -----------  -----------

 BALANCE, DECEMBER 31, 1995...  582,404       267    24,472,734    6,877,500        3,150
 Contribution to equity.......       --        --           --            --           --
 Issuance of stock warrants...       --        --           --            --           --
 Net loss.....................       --        --           --            --           --
                               ----------  --------  -----------   -----------  -----------

 BALANCE, DECEMBER 31, 1996...  582,404       267    24,472,734    6,877,500        3,150
 Compensation related to
    stock options, warrants
    and stock grants..........       --        --           --            --           --
 Net loss.....................       --        --           --            --           --
                               ----------  --------  -----------   -----------  -----------

 BALANCE, DECEMBER 31, 1997...  582,404       267    24,472,734    6,877,500        3,150
 262 to 1 stock split                --     5,557        (5,557)          --       65,625
 Conversion of preferred
    stock into common stock... (582,404)   (5,824)  (24,467,177)     582,404        5,824
 Issuance of common stock.....       --        --           --       877,193        8,772
 Preferred stock dividends....       --        --           --            --           --
 Net loss.....................       --        --           --            --           --
                               ----------  --------  -----------   -----------  -----------

 BALANCE, DECEMBER 31, 1998...       --         --           --    8,337,097       83,371
 Net loss.....................       --        --           --            --           --
                               ----------  --------  -----------   -----------  -----------

 BALANCE, DECEMBER 31, 1999...       --        --           --     8,337,097       83,371
 Issuance of common stock.....       --        --           --       371,431        3,714
 Net loss.....................       --        --           --            --           --
                               ----------  --------  -----------   -----------  -----------

 BALANCE, DECEMBER 31, 2000...       --        --           --     8,708,528       87,085
 Issuance of common stock.....       --        --           --     1,126,727       11,268
 Compensation related to
    stock options, warrants
    and stock grants..........       --        --           --        25,000          250
 Net loss.....................       --        --           --            --           --
                               ----------  --------  -----------   -----------  -----------

 BALANCE, DECEMBER 31, 2001...       --        --           --     9,860,255       98,603
 Issuance of common stock.....       --        --           --     2,025,686       20,256
 Common stock warrants issued
    in connection with
    convertible debentures....       --        --           --            --           --
 Conversion of convertible
    debentures to common stock       --        --           --       168,696        1,687
 Debentures conversion costs..       --        --           --            --           --
 Net loss.....................
 Foreign currency translation
    adjustment................       --        --           --            --           --

 Comprehensive loss...........       --        --           --            --           --
                               ----------  --------  -----------   -----------  -----------

 BALANCE, DECEMBER 31, 2002...       --        --           --    12,054,637      120,546
 Interest paid in common stock       --        --           --        17,162          172
 Conversion of convertible
   debentures to common stock.       --        --           --     1,216,485       12,165
 Issuance of common stock.....       --        --           --       603,916        6,039
 Issuance of stock warrants...       --        --           --            --           --
 Beneficial conversion value
    due to change in
    debentures conversion
    price.....................       --        --           --            --           --
 Net loss.....................       --        --           --            --           --
 Foreign currency translation
    adjustment................       --        --           --            --           --

 Comprehensive loss...........       --        --           --            --           --
                               ----------  --------  -----------   -----------  -----------
 BALANCE, SEPTEMBER 30, 2003         --    $   --   $       --     13,892,200   $ 138,922
                               ==========  ========  ===========   ===========  ===========



                                                                                Accum-
                                                                 Deficit        ulated
                                                  Additional   Accumulated      Other
                                                   Paid-In        during        Compre-
                                                    Common      Development     hensive
                                                    Capital       Stage         Loss        Totals
                                                 -------------  ------------   --------  -------------
 ISSUANCE OF COMMON STOCK AT
    INCEPTION.................                     $   6,850             --         --    $    10,000
 Sale of preferred stock, net.                            --             --         --     24,473,001
 Net loss.....................                            --   $ (7,782,551)        --     (7,782,551)
                                                 ------------- -------------  ---------  -------------

 BALANCE, DECEMBER 31, 1993...                         6,850     (7,782,551)        --     16,700,450
 Net loss.....................                            --    (16,582,080)        --    (16,582,080)
                                                 ------------- -------------  ---------  -------------

 BALANCE, DECEMBER 31, 1994...                         6,850    (24,364,631)        --        118,370
 Contribution to equity.......                     1,117,723             --         --      1,117,723
 Net loss.....................                            --    (13,914,194)        --    (13,914,194)
                                                 ------------- -------------  ---------  -------------

 BALANCE, DECEMBER 31, 1995...                     1,124,573    (38,278,825)        --    (12,678,101)
 Contribution to equity.......                       650,000             --         --        650,000
 Issuance of stock warrants...                       246,270             --         --        246,270
 Net loss.....................                            --    (16,950,137)        --    (16,950,137)
                                                 ------------- -------------  ---------  -------------

 BALANCE, DECEMBER 31, 1996...                     2,020,843    (55,228,962)        --    (28,731,968)
 Compensation related to
    stock options, warrants
    and stock grants..........                     3,156,659             --         --      3,156,659
 Net loss.....................                            --    (18,992,023)        --    (18,992,023)
                                                 ------------- -------------  ---------  -------------

 BALANCE, DECEMBER 31, 1997...                     5,177,502    (74,220,985)        --    (44,567,332)
 262 to 1 stock split                                (65,625)            --         --            --
 Conversion of preferred
    stock into common stock...                    24,467,177             --         --            --
 Issuance of common stock.....                   205,979,984             --         --    205,988,756
 Preferred stock dividends....                    (9,926,703)            --         --     (9,926,703)
 Net loss.....................                            --    (26,620,052)        --    (26,620,052)
                                                 ------------- -------------  ---------  -------------

 BALANCE, DECEMBER 31, 1998...                   225,632,335   (100,841,037)        --    124,874,669
 Net loss.....................                            --    (44,188,443)        --    (44,188,443)
                                                 ------------- -------------  ---------  -------------

 BALANCE, DECEMBER 31, 1999...                   225,632,335   (145,029,480)        --     80,686,226
 Issuance of common stock.....                    10,518,074             --         --     10,521,788
 Net loss.....................                            --    (48,911,605)        --    (48,911,605)
                                                 ------------- -------------  ---------  -------------

 BALANCE, DECEMBER 31, 2000...                   236,150,409   (193,941,085)        --     42,296,409
 Issuance of common stock.....                    30,542,772             --         --     30,554,040
 Compensation related to
    stock options, warrants
    and stock grants..........                       986,869             --         --        987,119
 Net loss.....................                            --    (62,301,511)        --    (62,301,511)
                                                 ------------- -------------  ---------  -------------

 BALANCE, DECEMBER 31, 2001...                   267,680,050   (256,242,596)        --     11,536,057
 Issuance of common stock.....                    21,881,460             --         --     21,901,716
 Common stock warrants issued
    in connection with
    convertible debentures....                     1,521,046             --         --      1,521,046
 Conversion of convertible
    debentures to common stock                       998,313             --         --      1,000,000
 Debentures conversion costs..                       176,471             --         --        176,471
 Net loss.....................                                  (39,591,344)              (39,591,344)
 Foreign currency translation
    adjustment................                            --             --   $(16,632)       (16,632)
                                                                                          ------------

 Comprehensive loss...........                            --             --         --    (39,607,976)
                                                -------------- -------------  ---------  -------------

 BALANCE, DECEMBER 31, 2002...                   292,257,340   (295,833,940)   (16,632)    (3,472,686)
 Interest paid in common stock                        92,062             --         --         92,234
 Conversion of convertible
   debentures to common stock.                     5,626,063             --         --      5,638,228
 Issuance of common stock.....                     2,043,846             --         --      2,049,885
 Issuance of stock warrants...                       303,522             --         --        303,522
 Beneficial conversion value
    due to change in
    debentures conversion
    price.....................                       360,000             --         --        360,000
 Net loss.....................                            --    (13,299,708)        --    (13,299,708)
 Foreign currency translation
    adjustment................                            --             --    (20,597)       (20,597)
                                                                                         -------------
 Comprehensive loss...........                            --             --         --    (13,320,305)
                                                -------------  -------------  ---------  -------------
 BALANCE, SEPTEMBER 30, 2003                    $300,682,833   $(309,133,648) $(37,229)   $(8,349,122)
                                                =============  =============  =========  =============

                 See Notes to Consolidated Financial Statements.


                             EARTHSHELL CORPORATION
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                    November 1,
                                                                           Nine Months Ended       1992 (inception)
                                                                             September 30,            through
                                                                 --------------------------------   September 30,
                                                                      2003             2002             2003
                                                                 ---------------  ---------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................     $ (13,299,708)    $(24,157,521)   $ (309,133,648)
Adjustments to reconcile net loss to net cash used in
operating activities:
  Depreciation and amortization.............................           311,483        2,385,770        22,772,913
  Compensation related to issuance of stock, stock options
     and warrants to directors, consultants and officers....                 -                -         4,848,641
  Amortization and accretion of debt issue costs............           753,428           76,052         1,169,205
  Debentures issuance and conversion costs..................           166,494          320,970           487,464
  Gain on change in fair value of warrant obligation........          (399,701)               -          (399,701)
  Loss on extinguishment of debentures......................         1,697,380                -         1,697,380
  Beneficial conversion value due to change in debentures              360,000                -           360,000
     conversion price.......................................
  (Gain) Loss on sale, disposal, or impairment of property            (185,964)       1,842,143        47,027,576
     and equipment..........................................
  Equity in the losses of joint venture.....................           280,018           45,000           429,444
  Accrued purchase commitment...............................                 -                -         3,500,000
  Net loss on sale of investments...........................                 -                -            32,496
  Accretion of discounts on investments.....................                 -                -          (410,084)
  Other non-cash expense items .............................               590                -               590
Changes in operating assets and liabilities:
  Prepaid expenses and other current assets.................           157,916           66,480          (412,886)
  Accounts payable and accrued expenses.....................        (2,955,813)      (1,014,011)        4,903,498
  Payable to related party..................................           768,877                -         1,393,302
  Other long term liability ................................            50,000                -            50,000
                                                                 ---------------  ---------------  ----------------
     Net cash used in operating activities..................       (12,295,000)     (20,435,117)     (221,683,810)
                                                                 ---------------  ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments in U.S. government securities.......                 -                -       (52,419,820)
Purchase of restricted time deposit in connection with
     purchase commitment....................................                 -       (9,000,000)       (3,500,000)
Proceeds from sales and redemption of investments...........                 -                -        52,797,408
Proceeds from sales of property and equipment...............           214,949            9,500           990,185
Investment in joint venture.................................           (26,104)               -          (541,542)
Purchase of property and equipment..........................            (1,320)      (2,662,278)      (75,799,435)
                                                                 ---------------  ---------------  ----------------
     Net cash provided by (used in) investing activities....           187,525      (11,652,778)      (78,473,204)
                                                                 ---------------  ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock......................                 -       19,505,758       284,040,180
Common stock issuance costs.................................                 -        3,030,000       (15,178,641)
Proceeds from issuance of common stock and convertible               8,659,079       10,000,000         8,659,079
    debentures..............................................
Proceeds from issuance of convertible debentures............                 -                -        10,000,000
Purchase of restricted time deposit in connection with
    issuance of convertible debentures.....................                  -                -       (10,000,000)
Proceeds from release of restricted time deposit upon
     conversion of convertible debentures into common stock.         1,800,000                -         2,800,000
Repayment of convertible debentures.........................        (5,200,000)               -        (5,200,000)
Proceeds from release of restricted cash for repayment of
     convertible debentures.................................         5,200,000                -         5,200,000
Proceeds from release of restricted cash upon exchange of
     convertible debentures.................................         2,000,000                -         2,000,000
Proceeds from issuance of notes payable to related party....         1,010,000                -        20,105,000
Repayment of notes payable to related party.................                 -       (1,030,000)      (15,325,651)
Proceeds from drawings on line of credit with bank..........                 -                -        14,000,000
Repayment of line of credit with bank.......................                 -                -       (14,000,000)
Preferred dividends paid....................................                 -                -        (9,926,703)
Proceeds from issuance of preferred stock...................                 -                -        25,675,000
Preferred stock issuance costs..............................                 -                -        (1,201,999)
                                                                 ---------------  ---------------  ----------------
     Net cash provided by financing activities..............        13,469,079       31,505,758       301,646,265
                                                                 ---------------  ---------------  ----------------
Effect of exchange rate changes on cash and cash equivalents            (3,449)               -           (20,081)
                                                                 ---------------  ---------------  ----------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............         1,358,155         (582,137)        1,469,170

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............           111,015          828,007                 -
                                                                 ---------------  ---------------  ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD....................      $  1,469,170      $   245,870     $   1,469,170
                                                                 ===============  ===============  ================




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
     Income taxes...........................................        $         -      $       800      $     12,671
     Interest...............................................             77,579                -         3,126,877
Common stock warrants issued in connection with convertible             745,562        1,521,046         2,572,776
   debentures...............................................
Conversion of convertible debentures into common stock......          6,975,000        1,000,000         7,975,000
Transfer of property from EKI...............................                  -                -            28,745
Interest paid in Common Stock...............................             92,234                -            92,234
Commission paid in common stock.............................             29,500                -            29,500
Common stock issued to service providers in connection
    with the March 2003 financing...........................            484,500                -           484,500
Conversion of preferred stock to common stock...............                  -                -        24,473,001

                 See Notes to Consolidated Financial Statements.


                             EARTHSHELL CORPORATION
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2003
--------------------------------------------------------------------------------

Organized in November 1992 as a Delaware corporation, EarthShell Corporation is engaged in the commercialization of composite material technology for the manufacture of foodservice disposable packaging designed with the environment in mind. EarthShell Packaging(R) is based on patented composite material technology (collectively, the "EarthShell Technology"), licensed on an exclusive, worldwide basis from E. Khashoggi Industries LLC and its wholly owned subsidiaries.

The EarthShell Technology has been developed over many years in consultation with leading material scientists and environmental experts to reduce the environmental burdens of foodservice disposable packaging through the careful selection of raw materials, processes, and suppliers. EarthShell Packaging(R), including hinged-lid sandwich containers, plates, bowls, and cups, is primarily made from commonly available natural raw materials such as natural ground limestone and potato starch. EarthShell believes that EarthShell Packaging(R) has comparable or superior performance characteristics and can be commercially produced and sold at prices that are competitive with comparable paper and plastic foodservice disposable packaging.

Presentation of Financial Information

The foregoing interim financial information is unaudited and has been prepared from the books and records of EarthShell Corporation. EarthShell Corporation's consolidated financial statements include the accounts of its wholly-owned subsidiary, EarthShell GmbH. All significant intercompany balances and transactions have been eliminated in consolidation. Both EarthShell Corporation and its subsidiary (collectively "EarthShell" or the "Company") are development stage enterprises. In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

The accompanying unaudited consolidated financial statements and these notes do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States, which were included in the Company's consolidated financial statements for the year ended December 31, 2002. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K/A.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the period from November 1, 1992 (inception) to September 30, 2003, the Company has incurred a cumulative net loss of $309,133,648 and has a stockholders' deficit of $8,349,122 at September 30, 2003. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding plus an assumed increase in common shares outstanding for potentially dilutive securities, which consist of options and warrants to acquire common stock and convertible debentures. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive. The dilutive effect of options and warrants to acquire common stock is measured using the treasury stock method. The dilutive effect of convertible debentures is measured using the if-converted method. Basic and diluted loss per common share is the same for all periods presented because the impact of potentially dilutive securities is anti-dilutive. As noted in "Subsequent Events," the Company effected a reverse split of its common stock, effective as of October 31, 2003. Accordingly, the split has been retroactively reflected in these financial statements.

Since March 5, 2003 the Company's common stock has traded on the NASDAQ SmallCap Market under the symbol "ERTH." Due to the October 31, 2003 reverse stock split (see "Subsequent Events"), the Company's common stock will trade under the symbol "ERTHD" from October 31, 2003 through November 28, 2003, at which time it will revert back to "ERTH."

Related Party Transactions

E. Khashoggi Industries LLC and its wholly owned subsidiaries ("EKI") own approximately 30% of the Company's outstanding shares, and may be deemed to be a controlling stockholder. In connection with the formation of the Company, the Company entered into a Master License Agreement with EKI (the "EKI License Agreement"), pursuant to which the Company has an exclusive, worldwide, royalty-free license to use and license the EKI technology to manufacture and sell disposable, single-use containers for packaging or serving food or beverages intended for consumption within a short period of time (less than 24 hours). Effective January 1, 2001, EKI granted to the Company priority rights to license certain product applications on an exclusive basis from Biotec, a wholly owned subsidiary of EKI, in consideration for payment by the Company of a $100,000 monthly licensing fee to Biotec. In addition, Biotec agreed to render technical services to the Company, as required, at Biotec's cost plus 5%. Effective July 29, 2002, the Company restated its agreements with Biotec in a definitive License & Information Transfer Agreement with Biotec to utilize the Biotec technology for foodservice applications, including food wraps and cutlery (the "Biotec License Agreement"). Under the terms of the Biotec License Agreement, the Company paid or accrued $353,907 and $300,000 during the three months ended September 30, 2003 and 2002, respectively, and $1,012,374 and $1,068,313 during the nine months ended September 30, 2003 and 2002, respectively, consisting of the $100,000 per month licensing fee plus materials and services provided by EKI, which vary based upon the Company's requirements.

In September 2002, the Company entered into a Loan Agreement with EKI whereby EKI agreed to extend certain loans to the Company at EKI's sole discretion, at interest rates of 7% to 10%. As of December 31, 2002 the outstanding principal amount of outstanding loans was $1,745,000. In January 2003, the Company borrowed an additional $1,010,000 from EKI under the Loan Agreement, bringing the total outstanding principal amount of the loans to $2,755,000. As part of the new convertible debenture financing completed in March 2003 (see Convertible Debentures), repayment of these loans and related interest was subordinated to the new debentures with strict covenants governing their repayment. Therefore, at September 30, 2003, the loans totaling $2,755,000 and related interest of $252,559 are classified as noncurrent liabilities. In March 2003, the Company issued to EKI a warrant, which was immediately exercisable, to purchase 83,333 shares of the Company's common stock at $6.00 per share in connection with the subordination of the loans totaling $2,755,000. The fair value of the warrant was estimated to be approximately $303,522 using the Black-Scholes option pricing model and was recorded as a discount on the outstanding loans.

Convertible Debentures

On March 5, 2003, the Company received proceeds of approximately $9.0 million, net of financing costs of approximately $1.5 million, from the issuance to a group of institutional investors of 416,667 shares of common stock and $10.55 million in aggregate principal amount of secured convertible debentures due in 2006 (the "2006 Debentures"). The 2006 Debentures bear interest at a rate of 2.0% per annum, payable quarterly in arrears on each January 31, April 30, July 31 and October 31. The holders of the 2006 Debentures have the right to convert such debentures into the Company's common stock at a conversion price of $6.00 per share. While the 2006 Debentures are outstanding, the conversion price is subject to adjustment in certain instances, such as a result of stock dividends and splits, distributions of property to common stockholders, the sale of substantially all of the Company's assets, the consummation of a merger, or sales of common stock or common stock equivalents for per share prices lower than the conversion price in effect. In addition to the holders' conversion option, after the first anniversary of the issuance of the 2006 Debentures the Company has the right to force conversion of all or a portion of the outstanding principal amount of the 2006 Debentures if certain conditions are met, including a requirement that the closing price of the common stock has been equal to or greater than 300% of the conversion price for at least the 10 consecutive days immediately preceding the conversion. The principal amount of the 2006 Debentures is due and payable on March 5, 2006; however, earlier repayment may occur if the Company receives cash proceeds in excess of $2.65 million (the "Excess Amount") from the sale of debt or equity securities, equipment sales to unrelated third parties, operating revenues, or any cash that becomes available to the Company as a result of a reduction in a $3.5 million letter of credit the Company issued to a third party in 1998. If the Excess Amount arises, the holders of the 2006 Debentures can elect to require one third of such amount to be applied as a 102% prepayment of principal and interest of the 2006 Debentures.

In accordance with Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company allocated the net proceeds of $9.0 million to the 2006 Debentures and the common stock based their relative fair values. A discount on the 2006 Debentures of $3.4 million and a discount on the common stock of $604,000 resulted from the fair value allocation. Based on the conversion price of the 2006 Debentures relative to the fair market value for a share of the Company's common stock at the date of issue, the conversion feature of the 2006 Debentures was determined to have no intrinsic value to the holders. If subsequent to the issuance date the conversion price of the 2006 Debentures is adjusted downward, the value of the conversion feature will be re-measured to determine if any beneficial conversion value should be recorded as of the date the conversion price is adjusted. The principal amount of the 2006 Debentures of $10.55 million was recorded as a noncurrent liability, net of a $3.4 million discount. The total discount on the 2006 Debentures of $3.4 million, which is being amortized to interest expense over the 36-month term of the 2006 Debentures using the effective interest method, may be subject to downward adjustments to the extent partial conversions of the 2006 Debentures occur. These adjustments, if required, would reduce the discount and reduce additional paid-in capital.

In addition to the $1.5 million of financing costs, the Company also incurred approximately $646,000 of non-cash costs attributable to 54,167 shares of common stock issued to the lead purchaser of the 2006 Debentures and two warrants issued to a placement agent, both of whom received the instruments as compensation for their services rendered in connection with the transaction. The fair value of the 54,167 shares of common stock issued to the lead purchaser was determined to be $247,000, based on the closing price of $4.56 per share of the Company's common stock on the NASDAQ SmallCap Market on March 5, 2003. The fair value of approximately $42,000 of the first of the two warrants issued to the placement agent, which expires in March 2006 and is immediately exercisable by the placement agent to purchase 28,810 shares of the Company's common stock for $10.08 per share, was estimated using the Black Scholes option-pricing model and is reflected in the accompanying financial statements as an increase in additional paid-in capital and as a component of the $4.0 million aggregate discount on the 2006 Debentures and common stock issued in the March 2003 transaction. The second of the two warrants issued to the placement agent, which expires in March 2006, is immediately exercisable by the placement agent to purchase $1.055 million in aggregate principal amount of the 2006 Debentures and 416,667 shares of the Company's common stock, except if, prior to exercise of the warrant, all of the 2006 Debentures have been redeemed, repurchased or converted, in which case the portion of the warrant exercisable into the 2006 Debentures becomes exercisable into common stock as if the 2006 Debentures included in the warrant had been converted to common stock. The exercise price of the convertible debenture portion of the warrant is $1,200 for each $1,000 of principal and is subject to adjustment consistent with the provisions of the 2006 Debentures. The exercise price of the common stock portion of the warrant is $7.20 per share. The estimated fair value of this warrant was reflected in the financial statements as a warrant obligation and as a component of the $4.0 million aggregate discount on the 2006 Debentures and common stock issued in the March 2003 financing transaction. At September 30, 2003, the Company evaluated the current value of this warrant, considering its current cash flow projections, continued operating losses, the prospects of raising additional equity capital, the significant excess of the conversion price to the current stock price and the volatility in the Company's stock price. Based upon these factors, the Company determined that the likelihood of the warrant being exercised is remote and has written off the balance of the warrant obligation as of September 30, 2003, resulting in a $0.5 million gain in the three months ended September 30, 2003 that is reflected in "Other (income) expense" in the Statements of Operations.

In connection with the March 2003 financing transactions, the Company prepaid $5.2 million of the $8.2 million principal amount outstanding of the convertible debentures due in 2007 (the "2007 Debentures"), resulting in a prepayment penalty of $208,000. The Company also issued to the holders of the 2007

Debentures 52,083 shares of common stock, valued at $237,500 based upon the closing price of the Company's common stock on the NASDAQ SmallCap Market of $4.56 per share on March 5, 2003. In addition, one of the holders of the 2007 Debentures exchanged $2.0 million aggregate principal amount of 2007 Debentures for $2.0 million aggregate principal amount of 2006 Debentures and 78,989 shares of common stock valued at approximately $360,000 based upon the closing price of the Company's common stock of $4.56 per share on March 5, 2003. In connection with the prepayment and exchange transactions, the Company incurred cash transaction costs of approximately $296,000, excluding the prepayment penalty. The Company recognized a $1.7 million loss upon extinguishment of the 2007 Debentures through the prepayment and exchange. The prepayment of the 2007 Debentures and the debenture exchange resulted in the release to the Company of $2.0 million of restricted cash.

The issuance of the 2006 Debentures, prepayment of the 2007 Debentures (from restricted cash) and the debenture exchange provided the Company with aggregate net proceeds of approximately $11.0 million.

During the quarter ended March 31, 2003, $1.0 million principal amount of the 2006 Debentures was converted into 166,667 shares of common stock resulting in the approximately $665,000 carrying amount of the 2006 Debentures being transferred to common stock.

During the quarter ended June 30, 2003, $850,000 principal amount of the 2006 Debentures was converted into 141,667 shares of common stock resulting in the approximately $773,000 carrying amount of the 2006 Debentures being transferred to common stock.

During the quarter ended September 30, 2003, $3.325 million principal amount of the 2006 Debentures was converted into 554,167 shares of common stock resulting in the approximately $2.5 million carrying amount of the 2006 Debentures being transferred to common stock.

At September 30, 2003, the outstanding principal balance of 2006 Debentures was $7.375 million, which is reflected on the accompanying balance sheet net of an unamortized discount of approximately $1.8 million.

In October 2003, $575,000 principal amount of the 2006 Debentures was converted into 95,833 shares of common stock, reducing the outstanding principal balance of 2006 Debentures to $6.8 million.

In January and February 2003, the Company forced the conversion of $800,000 principal amount of the 2007 Debentures for 139,599 shares of common stock, resulting in the release to the Company of $800,000 of restricted cash. In June 2003, the holders converted $491,000 principal amount of 2007 Debentures for 81,833 shares of common stock, resulting in the release to the Company of $491,000 of restricted cash. In July 2003, the Company forced the conversion of the remaining $509,000 principal amount of 2007 Debentures for 132,552 shares of common stock, resulting in the release to the Company of $509,000 of restricted cash.

In connection with the March 2003 financing transactions, EKI agreed to subordinate the repayment of its outstanding loans totaling $2,755,000 to the Company's payment obligations under the 2006 Debentures. In addition, EKI and Biotec agreed to subordinate certain payments to which they were otherwise entitled under the Biotec License Agreement (other than their respective percentages of any royalties received by the Company) to the satisfaction of the Company's payment obligations under the 2006 Debentures. They further agreed not to assert any claims against the Company for breaches of the Biotec License Agreement (other than the assertion of certain equitable remedies to enjoin the Company from, for example, selling products outside its field of use) until such time as the Company's obligations under the 2006 Debentures are satisfied in full. EKI and Biotec also agreed to allow the Company to pledge their respective interests in the EKI and Biotec License Agreements to secure the Company's obligations under the 2006 Debentures, and certain additional concessions were made by EKI and Biotec to permit the Company greater flexibility in selling its rights under the EKI and Biotec License Agreements to third parties in an insolvency context. These rights terminate upon the satisfaction in full of the obligations under the 2006 Debentures. In consideration for its willingness to subordinate the payments and advances that are owed to it, in March

2003 the Company issued to EKI a warrant, expiring in ten years, to acquire 83,333 shares of the Company's common stock for $6.00 per share. The fair value of the warrant was estimated to be approximately $303,522 using the Black-Scholes option pricing model and was recorded as a discount on the outstanding loans.

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

In addition, the Company would be required to pay the seller $3.0 million over the five-year period commencing January 1, 2004 if EKI, the Company or their respective licensees make active use of the technology and have not purchased, by December 31, 2003, at least $35.0 million of equipment from the seller. As of September 30, 2003, the Company and its respective licensees have neither actively used the technology nor purchased equipment from the seller. The Company does not plan to make active use of the technology during the year ending December 31, 2003. EKI has agreed to indemnify the Company to the extent the Company is required to pay any portion of this $3.0 million obligation solely as a result of EKI's or its licensees' active use of such patents and related technology (other than use by the Company or its sublicenses). The $3.0 million obligation to the seller of the technology is subject to reduction in an amount equal to 5% of the purchase price of any equipment purchased from the seller by EKI, the Company or their sublicenses during the five-year period commencing January 1, 2004.

Property and Equipment

The cost and accumulated depreciation of property and equipment at September 30, 2003 and December 31, 2002 were as follows:


                                                                                 September 30,           December 31,
                                                                                     2003                    2002
                                                                              --------------------     ------------------
Commercial Manufacturing Equipment
         Goettingen, Germany............................................            $   4,000,000           $  4,000,000

Other Property and Equipment
         Product development center.....................................                1,316,584              2,077,438
         Office furniture and equipment.................................                  718,596                742,931
         Leasehold improvements.........................................                        -                521,187
                                                                              --------------------     ------------------
                                                                                        2,035,180              3,341,556

Total cost..............................................................                6,035,180              7,341,556


Less:  Accumulated depreciation and amortization........................               (1,898,154)            (2,865,382)
                                                                              --------------------     ------------------
Property and equipment - net............................................            $    4,137,026          $  4,476,174
                                                                              ====================     ==================

The commercial production line in Goettingen, Germany is being financed and constructed by the Company for the Company's joint venture with Huhtamaki Oyj ("Huhtamaki"). During the third quarter of 2002 the company obtained quotations from various machinery suppliers and determined that the cost to build an identical line was approximately $4.0 million. The Company wrote the carrying value of the line down to its estimated replacement cost.

As the Company sold non-essential machine shop equipment and excess office furniture and equipment in 2003, the related cost and accumulated depreciation were removed from the applicable asset account and Accumulated depreciation, respectively. At the expiration of the leases at the Company's Santa Barbara and Goleta, California facilities in 2003, all leasehold improvements were fully amortized. Due to the relocation to new office space in Santa Barbara, the Company removed the fully amortized leasehold improvements from both the Leasehold improvements and Accumulated amortization accounts.

Stock Options

The Company accounts for stock options in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's common stock and the exercise price of the option. For disclosure purposes, to measure stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each option grant is then amortized as pro forma compensation expense over the vesting period of the options. The following table sets forth the pro forma net loss and loss per share resulting from applying SFAS No. 123.


                                                           Three Months                          Nine Months
                                                       Ended September 30,                   Ended September 30,
                                                 ---------------------------------    -----------------------------------
                                                     2003               2002               2003                2002
                                                 --------------    ---------------    ----------------    ---------------
Net Loss as reported...........................     $2,920,797         $6,785,374         $13,299,708        $24,157,521
Deduct: Stock-based employee compensation
   expense included in reported net loss, net
   of tax......................................             --                 --                  --                 --
Add: Total stock-based employee compensation
   determined under fair value based method
   for all awards, net of tax..................        498,509          1,777,375             695,320          2,010,093
                                                 --------------    ---------------    ----------------    ---------------
Pro forma net loss.............................     $3,419,306         $8,562,749         $13,995,028        $26,167,614

Net loss per common share
   As reported.................................          $0.21              $0.59               $1.02              $2.19
   Pro forma...................................           0.25               0.74                1.08               2.37

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continues to account for its stock-based employee compensation plans under APB Opinion No. 25 and related interpretations and therefore the transition provisions will not have an impact on the Company's financial position or results of operations. The required expanded interim disclosures are provided above.


Subsequent Events

Subsequent to September 30, 2003, the Company's Board of Directors approved an amendment, effective as of October 31, 2003, to the Company's Certificate of Incorporation to effect a reverse split of the Company's common stock. This action by the Board of Directors followed approval by 88% of the stockholders of a proposal at the 2003 Annual Meeting that authorized the Board to take such action. The decision by the Board of Directors was prompted by the need to maintain compliance with certain covenants of the Company's 2006 Debentures that require the Company to retain its listing on a national market. To retain its listing on the NASDAQ SmallCap Market, the Company's common stock must trade above a $1.00 minimum bid price for ten consecutive trading days prior to November 18, 2003.

After careful analysis, the Company's Board approved the final ratio for the split at one-for-twelve (1:12), whereby each twelve shares of the Company's issued and outstanding common stock was automatically converted into one share of new common stock. The percentage of the Company's stock owned by each shareholder remained the same. No fractional shares were issued, and instead, the Company's transfer agent will aggregate and sell any fractional shares on the open market and will distribute the pro rata share of the cash proceeds to the holders of fractional share interests.

The reverse split has been retroactively reflected in these financial statements.

In conjunction with the reverse split, the authorized shares of common stock were reduced from 200,000,000 to 25,000,000 as of October 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Information contained in this Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial results to differ substantially from those anticipated by management that are described herein. Investors should carefully review the risk factors set forth in other Company reports or documents filed with the Securities and Exchange Commission, including Forms 10-Q, 10-K, 10-K/A and 8-K. Factors influencing the Company's operating performance and financial results include, but are not limited to, changes in the general economy, the availability of financing, governmental regulations concerning, but not limited to, environmental issues, and other risks and unforeseen circumstances affecting the Company's business. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company's financial statements and the accompanying notes. The amounts of assets and liabilities reported in the Company's balance sheet and the amounts of expenses reported for each fiscal period are affected by estimates and assumptions which are used for, but not limited to, the accounting for asset impairments. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Estimated Net Realizable Value of Property and Equipment. The Company has been engaged in the development of manufacturing equipment to validate acceptance of EarthShell products and their pricing. To this end the Company constructed manufacturing lines in Owings Mills, Maryland, in Goleta, California and in Goettingen, Germany. The Company evaluates the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If there is an indication that the carrying value of an asset may not be recoverable and the estimated future cash flows (undiscounted and without interest charges) from the use of the asset are less than the carrying value, a write-down is recorded to reduce the related asset to its estimated fair value.

The Company's ongoing business plans for 2003 call for the transfer of operational and financial control of the manufacturing line in Germany to the Company's manufacturing licensee, PolarCup EarthShell ApS. At such time as the machinery is demonstrated to perform at an agreed upon level, the Company expects to receive reimbursement for the replacement value of the line. The Company is carrying the equipment at its expected replacement value based on quotations from various equipment suppliers for the cost of an identical line. Failure of the equipment to perform at a level satisfactory to the licensee or failure to conclude the transfer of the line to the licensee may require the Company to consider alternative approaches to utilize the equipment, such as finding an alternate licensee to take over, relocating the equipment, or dismantling the line. Any one of these alternatives could have a negative economic impact on the carrying value of the equipment.

Accrued Purchase Commitment. At March 30, 1998, a certificate of deposit for $3.5 million was opened as collateral for the letter of credit related to the Company's obligations under a letter agreement between the Company's controlling stockholder, EKI, and the Company relating to a patent purchase agreement between EKI and a third party, as discussed in the Commitments note, and is classified as restricted cash on the balance sheet at December 31, 2002 and September 30, 2003. As of December 31, 2002 and September 30, 2003, the $3.5 million certificate of deposit and the related accrued purchase commitment are both classified as current in the accompanying balance sheet since the obligation will become payable on or about December 31, 2003.

Fair Value of Warrant Obligation. In connection with the March 2003 financing transactions, the Company issued to a placement agent a warrant, which expires in March 2006, that is immediately exercisable by the placement agent to purchase $1.055 million in aggregate principal amount of the 2006 Debentures and 41,667 shares of the Company common stock, except if, prior to exercise of the warrant, all of the 2006 Debentures have been redeemed, repurchased or converted, in which case the portion of the warrant exercisable into the 2006 Debentures becomes exercisable into common stock as if the 2006 Debentures included in the warrant had been converted to common stock. The exercise price of the convertible debenture portion of the warrant is $1,200 for each $1,000 of principal and is subject to adjustment consistent with the provisions of the 2006 Debentures. The exercise price of the common stock portion of the warrant is $7.20 per share. The estimated fair value of this warrant was reflected in the financial statements as a warrant obligation and as a component of the $4.0 million aggregate discount on the 2006 Debentures and common stock issued in the March 2003 financing transaction. At September 30, 2003, the Company evaluated the current value of this warrant, considering its current cash flow projections, continued operating losses, the prospects of raising additional equity capital, the significant excess of the conversion price to the current stock price and the volatility in the Company's stock price. Based upon these factors, the Company determined that the likelihood of the warrant being exercised is remote and has written off the balance of the warrant obligation as of September 30, 2003, resulting in a $0.5 million gain in the three months ended September 30, 2003 that is reflected in "Other (income) expense" in the Statements of Operations.

Basis of Financial Statement Presentation. While the Company is continuing to reduce its operating expenses and is working to cause one or more of its licensees to purchase and install equipment to manufacture EarthShell Packaging(R) in order to generate royalty revenue to the Company, the Company will need to raise additional financing to meet its current obligations and to cover operating expenses through the year ending December 31, 2003. This additional financing could be in the form of new financing or the receipt of funds from the transfer of manufacturing lines to its operating partners. The Company cannot be certain that it will be able to raise additional financing by December 31, 2003, that additional financing will be available to it, or, if available, that the terms will be satisfactory, or that it will be able to negotiate mutually agreeable terms for the transfer of the manufacturing lines to its operating partners. If the Company is not successful in raising additional capital or transferring the manufacturing lines, it may not be able to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. (See Liquidity and Capital Resources at September 30, 2003).

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

Overview of Operations

Three Months Ended September 30, 2003 Compared with the Three Months Ended September 30, 2002.

The Company's net loss decreased $3.9 million to $2.9 million from $6.8 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, respectively.

Total Research and Development Expenses. Total research and development expenses are comprised of Related party license fee and research and development expenses and Other research and development expenses. Total research and development expenses for the development of EarthShell Packaging(R) decreased $1.6 million to $1.6 million from $3.2 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, respectively.

  o Related party license fee and research and development expenses are comprised of the $100,000 monthly licensing fee for the use of the EarthShell Technology and technical services, both of which were payable to EKI. Related party license fee and research and development expenses increased $0.1 million to $0.4 million from $0.3 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, respectively. This increase is entirely due to an increase in technical services provided to the Company by Biotec.

   o Other research and development expenses are comprised of personnel costs, travel and direct overhead for development and demonstration production, as well as impairment charges on manufacturing property and equipment constructed for demonstration production purposes. Other research and development expenses decreased $1.6 million to $1.3 million from $2.9 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, respectively. The decrease in other research and development expenses was primarily due to the lack of equipment impairment charges in 2003 versus $1.8 million of impairment charges in 2002. This reduction was partially offset by costs incurred in connection with testing of the Goettingen, Germany manufacturing equipment during the third quarter and various non-recurring expenses.

Other General and Administrative Expenses. Other general and administrative expenses are comprised of personnel costs, travel and direct overhead for marketing, finance and administration. Total general and administrative expenses decreased $1.0 million to $1.4 million from $2.4 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, respectively. This was primarily the result of efforts to significantly reduce general and administrative expenses in 2003, which resulted in reductions in the following expenses: professional fees and services by $0.5 million, personnel costs by $0.1 million, travel costs by $0.1 million and insurance costs by $0.1 million. In addition, in the second quarter of 2003 the Company began a program to satisfy vendors for outstanding aged invoices. As a result of negotiations, the Company settled and paid outstanding accounts payable of approximately $0.4 million in the third quarter at a discount of approximately $0.2 million.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.7 million to $0.1 million from $0.8 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, respectively. The decrease in depreciation expense is primarily attributable to the write down of fixed assets as a result of the impairment of equipment to net realizable value during 2002.

Interest Expense. Interest expense is comprised of Related party interest expense and Other interest expense.

o Related party interest expense of $0.1 million for the three months ended September 30, 2003 is interest accrued on outstanding loans made to the Company by EKI under the Loan Agreement (see Related Party Transactions), plus accretion of the discount related to the warrants issued in conjunction with the March 2003 financing transactions.

o Other interest expense increased $0.2 million to $0.3 million from $0.1 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, respectively. Other interest expense for the three months ended September 30, 2003 is primarily composed of accretion of the discount and interest accrued on the 2006 Debentures. Other interest expense for the three months ended September 30, 2002 was primarily composed of the accretion of the discount on the 2007 Debentures.

Gain on Sales of Property and Equipment. Gain on sales of property and equipment of $.1 million for the three months ended September 30, 2003 primarily represents the excess of proceeds received from the sale of non-essential machine shop equipment and excess office furniture and equipment over its net book value.

Other (Income) Expense. Other income of $0.5 million for the three months ended September 30, 2003 represents the gain realized in connection with the write-off of the warrant obligation as of September 30, 2003 (see Convertible
Debentures).

Debenture Conversion Costs. Debenture conversion costs of $0.1 million and $0.3 million for the three months ended September 30, 2003 and 2002, respectively, represent the prorated portion of the original discount attributed to the 2007 Debentures converted during the respective periods.

Nine Months Ended September 30, 2003 Compared with the Nine Months Ended September 30, 2002.

The Company's net loss decreased $10.9 million to $13.3 million from $24.2 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, respectively.

Total Research and Development Expenses. Total research and development expenses are comprised of Related party license fee and research and development expenses and Other research and development expenses. Total research and development expenditures for the development of EarthShell Packaging(R) decreased $8.6 million to $5.9 million from $14.5 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, respectively.

o Related party license fee and research and development expenses are comprised of the $100,000 monthly licensing fee for the use of the EarthShell Technology and technical services, both of which were payable to EKI. Related party research and development expenses decreased $0.1 million to $1.0 million from $1.1 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, respectively. This decrease is entirely due to a reduction in technical services provided to the Company by Biotec.

 o Other research and development expenses are comprised of personnel costs, travel and direct overhead for development and demonstration production, as well as impairment charges on manufacturing property and equipment constructed for demonstration production purposes. Other research and development expenses decreased $8.5 million to $4.9 million from $13.4 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, respectively. The decrease in other research and development expenses was primarily due to concluding the demonstration manufacturing of hinged-lid containers in Owings Mills, Maryland at the end of the second quarter of 2002. While the majority of the expenses incurred in the nine months ended September 30, 2002 related to the Owings Mills demonstration manufacturing, it also included expenses related to the commencement of demonstration manufacturing of bowls and plates in Goleta, California. Other research and development expenses for the nine months ended September 30, 2003 related to the ongoing demonstration manufacturing in Goleta through mid-April and to the start-up in mid-May of a new manufacturing line for plates and bowls built and financed by Detroit Tool and Engineering Company (DTE) at their Lebanon, Missouri facility. In early August 2003, the Company discontinued its day-to-day support of manufacturing activities at DTE. In keeping with its business model, the Company will hereafter focus primarily on the licensing of its foam analog material and other technologies, and all future manufacturing and production will be the responsibility of current or new licensees as they install and run equipment to produce EarthShell Packaging(R) in their own facilities. The nine months ended September 30, 2003 also included expenses incurred to vacate the Goleta facility at the expiration of the lease on May 31. The nine months ended September 30, 2002 included impairment charges of $1.9 million

Other General and Administrative Expenses. Other general and administrative expenses are comprised of personnel costs, travel and direct overhead for marketing, finance and administration. Total general and administrative expenses decreased $2.6 million to $4.4 million from $7.0 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, respectively. This was primarily the result of efforts to significantly reduce general and administrative expenses in 2003, which resulted in reductions in the following expenses: professional fees and services by $0.5 million, personnel costs by $0.2 million, travel costs by $0.2 million and facility costs by $0.2 million. In addition, in the second quarter of 2003 the Company began a program to satisfy vendors for outstanding invoices. As a result of negotiations, the Company settled and paid outstanding accounts payable of approximately $1.0 million at a discount of approximately $0.6 million.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $2.1 million to $0.3 million from $2.4 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, respectively. The decrease in depreciation expense is primarily attributable to the write down in fixed assets as a result of the impairment of equipment to net realizable value during 2002.

Interest Expense. Interest expense is comprised of Related party interest expense and Other interest expense.

o Related party interest expense of $0.3 million for the nine months ended September 30, 2003 is primarily interest accrued on outstanding loans made to the Company by EKI under the Loan Agreement (see Related Party Transactions), plus accretion of the discount related to the warrants issued in conjunction with the March 2003 financing transactions.

              Although the outstanding loans will accrue approximately $0.3 million in annual interest expense, payment of the interest is subordinated to the 2006 Debentures. Therefore, the related party interest expense will not be paid in cash until the 2006 Debentures have been converted or the obligation satisfied in full.

o Other interest expense increased $1.1 million to $1.2 million from $0.1 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, respectively. Other interest expense for the nine months ended September 30, 2003 is primarily comprised of accretion of the discount on the 2006 Debentures and a beneficial conversion charge in the amount of $360,000 due to a change in the 2007 Debentures conversion price. In addition, Other interest expense for the nine months ended September 30, 2003 also included accretion of the discount on the 2007 Debentures and interest accrued on the 2006 and 2007 Debentures. Interest expense from accretion of the discount and accrued interest payable on the 2006 Debentures will be approximately $0.8 million per year until they expire or are converted into common stock.

Gain on Sales of Property and Equipment. Gain on sales of property and equipment of $.2 million for the nine months ended September 30, 2003 primarily represents the excess of proceeds received from the sale of non-essential machine shop equipment and excess office furniture and equipment over its net book value. As the Company continues to focus on the licensing of its foam analog material and other technologies, it will continue to liquidation non-essential product development center equipment and excess office furniture and equipment.

Other (Income) Expense. Other income of $0.4 million for the three months ended September 30, 2003 represents the net gain realized in connection with the write-off of the balance of the warrant obligation as of September 30, 2003 (see Convertible Debentures).

Loss on Extinguishment of Debentures. In connection with the March 2003 financing transactions, the Company prepaid $5.2 million of the outstanding $8.2 million principal amount of the 2007 Debentures, resulting in a prepayment penalty of $208,000. The Company also issued the holders of the 2007 Debentures 52,083 shares of common stock, valued at $237,500 based upon the closing price of the Company's common stock of $4.56 per share on March 5, 2003. In addition, one of the holders of the 2007 Debentures exchanged $2.0 million aggregate principal amount of 2007 debentures for $2.0 million aggregate principal amount of 2006 Debentures and 78,989 shares of common stock valued at approximately $360,000 based upon the closing price of the Company's common stock of $4.56 per share on March 5, 2003. In connection with the prepayment and exchange transactions, the Company incurred cash transaction costs of approximately $321,000, excluding the prepayment penalty. In addition, the Company incurred a charge of approximately $0.9 million for the prorated portion of the original discount attributed to the $7.2 million of the 2007 Debentures repaid and exchanged. Therefore, the Company recognized a $1.7 million loss upon extinguishment of the 2007 Debentures through the prepayment and exchange.

Debenture Conversion Costs. Debenture conversion costs of $0.2 million and $0.3 million for the nine months ended September 30, 2003 and 2002, respectively, represent the prorated portion of the original discount attributed to the 2007 Debentures converted during the respective periods.

Liquidity and Capital Resources at September 30, 2003

Cash Flow. The Company's principal use of cash for the nine months ended September 30, 2003 was to fund operations. Net cash used in operations was $12.3 million for the nine months ended September 30, 2003. Net cash provided by investing activities was $0.2 million for the nine months ended September 30, 2003. Net cash provided by financing activities was $13.5 million for the nine months ended September 30, 2003. As of September 30, 2003 the Company had unrestricted cash and related cash equivalents totaling $1.5 million.

Capital Requirements. The Company paid or accrued $1,320 in capital expenditures for the nine months ended September 30, 2003. Construction of the commercial line installed in cooperation with Huhtamaki at its Goettingen, Germany facility was largely completed in 2002. Therefore the Company does not expect to make significant capital expenditures in the years 2003 or 2004.

Sources of Capital. As part of the Company's initial public offering on March 27, 1998, the Company issued 877,193 shares of common stock, for which it received net proceeds of $206 million. On April 18, 2000 and January 4, 2001, the Company filed shelf registrations statements for 416,667 and 1.25 million shares, respectively, of the Company's common stock. During the years ended December 31, 2002, 2001 and 2000 the Company sold 145,176, 1.1 million and 371,431 shares of common stock in private transactions under such registration statements and received net proceeds from such sales of approximately $2.3 million $30.5 million and $10.5 million, respectively. All shares available under such registration statements were sold as of December 2002.

In December of 2001 the Company filed a shelf registration statement providing for the sale of up to $50 million of securities, including secured or unsecured debt securities, preferred stock, common stock, and warrants. These securities may be offered, separately or together, in distinct series, and in amounts, at prices and on terms to be set forth in the prospectus contained in the registration statement, and in subsequent supplements to the prospectus. During the year ended December 31, 2002, the Company sold 1.9 million shares of common stock in negotiated transactions under such registration statement and received net proceeds from such sales of $19.6 million.

On August 12, 2002 the Company issued $10 million in aggregate principal amount of the 2007 Debentures to institutional investors. These debentures bear interest at a rate of 1.5% per annum. The holders of these debentures had the right to convert the debentures into the Company's common stock at an initial conversion price of $15.60 per share, which has been reduced to $6.00 per share as a result of anti-dilution adjustments. Based on the conversion price relative to the fair market value of the common stock at the date of issue, the debentures were deemed to have no beneficial conversion feature. The proceeds from the debentures are held in restricted accounts linked to irrevocable letters of credit in favor of the debenture holders such that unrestricted access to the proceeds from the sale of the debentures occurs only upon conversion of the debentures into shares of the Company's common stock. In addition to the holders' conversion option, under certain circumstances, the Company has the right to force conversion of up to $500,000 of the debentures per week at a 15% discount to the market price of the Company's stock. Subject to certain conditions set forth in the debentures, the Company may prepay the debentures upon twenty business days notice for 104% of the outstanding principal balance of the debentures. If during any consecutive 90 day period following August 12, 2002, the holders of the debentures or the Company have not converted more than an aggregate of $3.0 million of the original principal amount of $10.0 million or, on August 12, 2003 the holders of the debentures or the Company have not converted more that an aggregate of $7.5 million of the original principal amount of $10.0 million, the holder of the debenture may require the Company to prepay all or a portion of the debentures for an amount in cash equal to the principal amount of the debenture to be prepaid, plus all accrued and unpaid interest, such amount being payable on the 20th trading day following the Company's receipt of a prepayment notice. During the third quarter of 2002, the Company forced conversion of $1.0 million of the debentures for 166,667 shares of common stock, reducing the outstanding balance to $9.0 million. In the first quarter of 2003 the Company forced conversion of an additional $800,000 of the debentures for 139,599 shares of common stock. In March 2003, as part of a new convertible debenture financing, the Company repaid $5.2 million of the debentures, and also exchanged $2.0 million of these debentures for new 2006 Debentures which are not secured by cash, thereby releasing the related cash. In connection with this restructuring, the Company issued approximately 0.6 million shares of common stock to the original debenture holders. In the second quarter of 2003 the holders converted $491,000 of the debentures for 81,833 shares of common stock. In July 2003 the Company forced the conversion of the remaining $509,000 of the debentures for 132,552 shares of common stock.

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

In March 2003, the Company issued and sold $10.55 million in aggregate principal amount of the 2006 Debentures to a group of institutional investors. After transaction fees, the Company realized net proceeds of approximately $9.0 million, which, together with the $2.0 million realized as a result of the exchange of such amount of the 2006 Debentures for a like amount of the 2007 Debentures discussed above, means that the Company gained net proceeds of approximately $11.0 million from the two transactions. In the first quarter of 2003, $1.0 million of the 2006 Debenture principal was converted into 166,667 shares of common stock. During the second quarter ended June 30, 2003, $850,000 of the 2006 Debenture principal was converted into 141,667 shares of common stock. During the quarter ended September 30, 2003, $3,325,000 of the Debenture principal was converted into 554,167 shares of common stock. As of September 30, 2003 there was an aggregate balance of $7.375 million of the 2006 Debentures outstanding. Subsequent to September 30, 2003, $575,000 of the 2006 Debenture principal was converted into 95,833 shares of common stock.

While the Company is continuing to reduce its operating expenses and is working to cause one or more of its licensees to purchase and install equipment to manufacture EarthShell Packaging(R) in order to generate royalty revenue to the Company, the Company will need to raise additional financing to meet its current obligations and to cover operating expenses through the year ending December 31, 2003. The Company cannot be certain that it will be able to raise additional financing by December 31, 2003, that additional financing will be available to it, or, if available, that the terms will be satisfactory, or that it will be able to negotiate mutually agreeable terms for the transfer of the manufacturing lines to its operating partners. If the Company is not successful in raising additional capital or transferring the manufacturing lines, it may not be able to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's treasury function controls all decisions and commitments regarding cash management and financing arrangements. Treasury operations are conducted within a framework that has been authorized by the board of directors.

The Company is exposed to interest rate risk on its fixed rate convertible debentures and notes payable. As of September 30, 2003, these fixed rate debt obligations totaled $10.2 million. The 2006 Debentures bear interest at a fixed rate of 2% per annum. The notes payable bear interest at a fixed rate of 10% per annum. While generally an increase in market interest rates will decrease the value of this debt, and decreases in rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of the substantial majority of this debt as there is no active public market for this debt.


Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the report it files with the Securities and Exchange Commission within the required time periods.

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


                           Part II. Other Information

Item 1.  Legal Proceedings

In September 2003, two lawsuits were filed against the Company by Green Packaging ("GP") and Green Earth Packaging ("GEP"), both of whom have signed license agreements with the Company permitting their use of the Company's proprietary, biodegradable-packaging technology. The first lawsuit alleges breach of an oral contract involving manufacturing equipment that GP and GEP purchased in order to manufacture biodegradable packaging using the Company's proprietary technology and seeks contract damages in excess of $2 million. The second lawsuit alleges violations of California's antitrust law and Unfair Practices Act involving the commercial viability of the biodegradable-packaging technology that the Company licensed to GP and GEP and seeks unspecified damages in excess of $10 million. Although the Company believes both lawsuits are without merit and intends to vigorously defend against them, an adverse decision in either case would materially adversely impact the financial condition of the Company.

Item 2.   Changes in Securities and Use of Proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

The Company filed two reports on Form 8-K during the quarter ended September 30, 2003, and two reports on Form 8-K subsequent to September 30, 2003 but prior to the filing of this Form 10-Q. Information regarding the items reported on is as follows:



          Date                       Item Reported On
-------------------------    -----------------------------------------------


     July 31, 2003           Engagement of Farber & Hass LLP as the Company's
                             independent public accountants.

    August 15, 2003          Press release of the Company dated August 15, 2003,
                             relating to the Company's earnings for the second quarter ended June 30, 2003.

    October 17, 2003         Press release of the Company dated October 20,
                             2003, regarding a reverse stock split.

    October 30, 2003         Press release of the Company dated October
                             30, 2003, relating to the Company's earnings for the third quarter ended September 30, 2003.


31.1 Certification of the CEO pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the CFO pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                   EarthShell Corporation

Date: November 11, 2003         By: /s/ D. Scott Houston
                                    --------------------
                                        D. Scott Houston
                                        Chief Financial Officer

                       (Principal Financial Officer and Duly Authorized Officer)