Form 10-K
period 2003-12-31
EARTHSHELL CORP
filed 2004-04-14
CIK 911801

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                                   (MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO


                        COMMISSION FILE NUMBER 333-13287

                                  -------------

                             EARTHSHELL CORPORATION
             (Exact name of Registrant as specified in its charter)


             DELAWARE                                          77-0322379
   (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                         Identification No.)


  6740 CORTONA DRIVE, SANTA BARBARA, CALIFORNIA                 93117
     (Address of principal executive office)                  (Zip Code)

                                 (805) 571-8232
              (Registrant's telephone number, including area code)

                                  -------------

      Securities registered pursuant to Section 12 (b) of the Act:

                                      NONE

                                  -------------

          Securities registered pursuant to Section 12 (g) of the Act:
                           Common Stock $.01 par value
                              (Title of each class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X|

      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 was $42,344,627.

      The number of shares outstanding of the Registrant's Common Stock as of March 31, 2004 was 14,128,966.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on June 28, 2004 are incorporated by reference in Part III of this Annual Report on Form 10-K.

      As used herein, the terms "EarthShell" and the "Company" shall mean EarthShell Corporation unless the context otherwise indicates and the term "Proxy Statement" shall mean the Proxy Statement for the Company's 2004 Annual Meeting of Stockholders to be held on June 28, 2004.

================================================================================

                                                     ANNUAL REPORT ON FORM 10-K
                                             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003


                                                               PART I

ITEM 1.       BUSINESS...........................................................................................     1

ITEM 2.       PROPERTIES.........................................................................................    10

ITEM 3.       LEGAL PROCEEDINGS..................................................................................    10

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................    10


                                                               PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............................    11

ITEM 6.       SELECTED FINANCIAL DATA............................................................................    11

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............    12

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................    20

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................    20

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............    20

ITEM 9A.      CONTROLS AND PROCEDURES............................................................................    21


                                                              PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................    21

ITEM 11.      EXECUTIVE COMPENSATION.............................................................................    21

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....    21

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................    21

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................................................    21


                                                               PART IV

ITEM 15.      EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.....................    22

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

      EarthShell(R) Corporation ("EarthShell" or the "Company") was organized in November 1992 as a development stage company engaged in the commercialization of a proprietary composite material technology, designed with the environment in mind, for the manufacture of disposable packaging for the foodservice industry. Current and future products include hinged-lid containers, plates, bowls, foodservice wraps, cups, and cutlery ("EarthShell Packaging").

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

      The Company's objective is to establish EarthShell Packaging(R) as the preferred disposable packaging material for the foodservice industry throughout the world based on comparable performance, environmental superiority and competitive pricing. EarthShell's approach for achieving this objective has been to: (i) license the EarthShell technology to strategically selected manufacturing or operating partners to manufacture, market, distribute and sell EarthShell Packaging; (ii) attain customer acceptance and demand for EarthShell Packaging through key market leaders and environmental groups; and (iii) demonstrate the manufacturability and improved economics with initial strategic partners. The Company believes that this approach aligns key market segments with select industry partners, minimizes potential direct competition from these producers, enables effective brand management, captures the value of manufacturing process improvements and creates potential for continuing income streams beyond the life of the patents.

                                INDUSTRY OVERVIEW

      Based on industry studies, the Company believes that the annual spending on foodservice disposable packaging is approximately $12 billion in the U.S. and over $28 billion globally. According to industry studies of the U.S. market, approximately 54% of the total foodservice disposable packaging is purchased by quick-service restaurants and 46% by other institutions such as hospitals, stadiums, airlines, schools, restaurants (other than quick-service restaurants), and retail stores. The Company believes that of the foodservice disposables purchased in the U.S. by quick-service restaurants and other institutions, approximately 45% are made of coated or plastic laminated paper and 55% are made of non-paper materials such as plastic, polystyrene or foil. A breakdown of the various components of the global market for foodservice disposables is as follows:


          POTENTIAL GLOBAL MARKET FOR FOODSERVICE DISPOSABLE PACKAGING

($ IN MILLIONS)                                              MARKET SIZE
                                                   -----------------------------
                                                      $                     %
                                                   -----------------------------
COMMERCIAL PRODUCTS

Plates, Bowls .......................              $ 4,500                   16%
Hinged-Lid Containers ...............                1,750                    6

COMMERCIAL PROTOTYPES

Wraps ...............................                2,000                    7
Hot Cups ............................                3,000                   11

CONCEPT PROTOTYPES

Cold Cups ...........................                5,500                   20
Containers, Trays ...................                4,000                   14
Straws, Cup Lids ....................                3,000                   11
Pizza Boxes .........................                2,250                    8
Cutlery .............................                2,000                    7
                                                   -------              -------

TOTAL ...............................              $28,000                  100%
                                                   =======              =======

      In addition to the U.S., the market opportunity for EarthShell Packaging is particularly strong in Europe and parts of Asia due to heightened environmental concerns and government regulations. In Europe, environmental legislation, such as the so-called "Green Dot" laws have created an opportunity for environmentally preferable products. Meanwhile, new regulations in many Asian countries have mandated a reduction in polystyrene production stimulating an increased demand for foodservice packaging manufactured from acceptable alternative materials. Furthermore, improvements in the Asian and European composting and recycling infrastructure are expected to facilitate the use of environmentally preferable products.

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

      Traditional foodservice disposables, wraps, and paperboard are currently manufactured from a variety of materials, including paper and plastic. The Company believes that none of these materials fully addresses three of the principal challenges facing the foodservice industry; namely performance, cost, and environmental impact. The Company believes that EarthShell Packaging addresses the combination of these challenges better than traditional alternatives and therefore will be able to achieve a significant share of the foodservice disposable packaging market.

      EarthShell Packaging can be categorized into four types: foam laminate, flexible wraps, injection-molded articles and paperboard substitutes. Through 2003, the EarthShell technology has been used to produce plates, bowls, and hinged-lid containers intended for use by all segments of the foodservice disposable packaging market, including quick-service restaurants, food and facilities management companies, the U.S. government, universities/colleges, and retail operations. These products were developed using detailed environmental assessments and carefully selected raw materials and processes to minimize the harmful impact on the environment without sacrificing competitive price or performance.

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

Performance

        The Company believes that it has demonstrated that its foam laminate products, including hinged-lid containers, plates and bowls meet the critical performance requirements of the marketplace, including strength, graphic
capabilities, insulation,   shipping,   handling  and  packaging.  The  Company
believes  its foodservice   wraps  also  meet  critical   performance
requirements   of  the marketplace,    including   flexibility,   folding
characteristics,    graphic capabilities, insulation, shipping, handling and
packaging. Finally, the Company believes that its paperboard substitute product, which is currently under development, may be manufactured using the same basic raw materials as the foam laminate disposables and wraps and will be readily accepted by the market when available.

      Some  examples  of  where  EarthShell   Packaging(R)  plates,  bowls,  and
hinged-lid containers have been used include:


Quick-Service Restaurants              McDonald's Corporation ("McDonalds")

Facilities Management                  Sodexho
                                       Bon Appetit
                                       Aramark

Government                             U.S. Department of the Interior
                                       U.S. Department of Defense
                                       Environmental Protection Agency
                                       General Services Administration

Universities                           University of California, Davis
                                       Hampshire College
                                       Allegheny College

Retail                                 Wal-Mart Stores
                                       Green Earth Office Supply

      In addition to rigid packaging products, the Company will be introducing second generation foodservice wraps through its licensee, Hood Packaging Corporation, and is preparing to sell these products on an introductory basis to key customers in test markets.

Cost

      Since EarthShell Packaging(R) is uniquely engineered from commonly available, low cost natural raw materials such as limestone and starch, the Company believes EarthShell products can be manufactured cost-effectively at commercial levels.

Product Recognition

           To date,  the Company  has won the  following  awards for  EarthShell
Packaging:

                     AWARD/RECOGNITION                         DATE                         ORGANIZATIONS
------------------------------------------------------------ --------- ---------------------------------------------------------
Closing the Circle Award--Won by EarthShell's demonstration     2002    White House Task Force on Waste Prevention and Recycling
            partner, the U.S. Dept. of the Interior

      Best of the Best Award--1st Place--foam packaging         2002              Foodservice and Packaging Institute

    DuPont Award for Innovation in Food Processing and          2002       DuPont, National Food Processors Association, and
                           Packaging                                       Campden & Chorleywood Food Research Association

                    Green Seal Certification                    2000                           Green Seal
                    (hinged-lid container)

            Innovation in Real Materials Award                  1998               Innovation in Materials Conference

                                BUSINESS STRATEGY

      The Company's objective is to establish EarthShell Packaging as the preferred foodservice disposable packaging in the foodservice industry. The Company's strategies to achieve this objective are to:

      o Develop products that deliver comparable or greater performance and cost-competitiveness with environmental advantages as compared to traditional packaging alternatives

      o Demonstrate customer demand as well as product performance and positioning

      o     Prove manufacturability and economics of EarthShell Packaging

      o License the EarthShell technology to leading manufacturing partners to manufacture, market, distribute and sell EarthShell Packaging

      o Expand the business by replicating the EarthShell model across multiple operating partners to increase capacity

      o     Educate the market and build awareness for the EarthShell brand

      o     Defend a portfolio of patents relating to the EarthShell technology

      Creating Consumer Demand for EarthShell Packaging: The Company believes that the use of EarthShell Packaging by key foodservice operators will accelerate the acceptance of the products by other users. To this end, the Company has worked with major purchasers of foodservice disposables in the development and testing of production order to demonstrate superior product performance, highlight cost-benefit and build demand for EarthShell Packaging. The Company also expects that the EarthShell Packaging brand name will appear on EarthShell products.

      Licensing Existing Manufacturers of Foodservice Disposables: The Company's strategy includes licensing the EarthShell technology to, or joint venturing with, strategically selected manufacturing or operating partners for the manufacture, marketing, distribution and sale of EarthShell Packaging. The Company expects that licensing the technology to companies such as Sweetheart Cup Company ("Sweetheart"), recently acquired by The Solo Cup Company ("Solo"), will enable the Company to take advantage of their manufacturing expertise and existing sales and distribution networks. This approach should also minimize the need to hire sales and marketing personnel. The Company is actively seeking additional qualified licensees and will provide each of its licensees with technical and ongoing support to facilitate the application of the EarthShell technology, further refine manufacturing processes and reduce production costs. The Company will monitor product quality at licensee operations.

      Developing International Markets: The Company's international strategy is to license the technology to strategic partners in major international markets. Initial markets with strong interest in the environmental advantages offered by EarthShell include Europe and the Far East.

                            LICENSING BUSINESS MODEL

      The licensing model enables the Company to concentrate on the continuing development of quality food service packaging products with reduced impact on the environment. This approach contemplates that manufacturing, marketing, distribution and sale of EarthShell Packaging will be the responsibility of the Company's manufacturing licensees. EarthShell believes that its licensing business model will enable it to generate a sustainable royalty revenue stream.

      Beyond the revenue opportunities, the Company believes the licensing model has positive implications for the Company's cost structure. As the Company has moved to the product commercialization phase and has reduced its investment in demonstration manufacturing operations, it has been able to significantly reduce monthly operating costs and position itself to take advantage of the operating leverage provided by the licensing model.

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

                             STRATEGIC RELATIONSHIPS

      The Company  believes that it has  demonstrated  that  EarthShell  plates, bowls and hinged-lid containers are commercially competitive in terms of performance and that there is a customer base that is willing to buy them. A critical task for 2004 is the installation and start-up of commercial manufacturing capacity to supply EarthShell products to the marketplace. The Company's licensees are committing capital to purchase equipment to provide EarthShell Packaging products or otherwise develop the EarthShell products or production capacity. For example, Sweetheart has ordered initial commercial turnkey manufacturing equipment from Detroit Tool & Engineering ("DTE"). The Company intends to proliferate the use of EarthShell Packaging in the U.S. and international markets through agreements with additional licensed partners. Current strategic partners include Solo/Sweetheart and Hood Packaging.

      In February 2004, the Company entered into a definitive license agreement with Hood Packaging ("Hood") under which Hood became the exclusive manufacturer/distributor of EarthShell food wraps for the North American market, subject to maintaining certain monthly and annual performance targets. Hood is producing initial quantities of the second-generation EarthShell food service wrap and is preparing to introduce these wraps into selected markets.

      The Company entered into an agreement with Sweetheart in late 1997 to develop and operate manufacturing lines at Sweetheart's Owings Mills facility for the production of hinged-lid containers for McDonald's Big Mac(R) sandwiches. For several years, the Company worked closely with Sweetheart and McDonald's to create an acceptable product design and meet required performance standards. During that period, over 20 million EarthShell Packaging hinged-lid containers for Big Mac sandwiches were used on a trial basis. As a result of these efforts, the EarthShell hinged-lid container became an approved product for use in the McDonald's system. At this time, EarthShell Packaging hinged-lid containers are no longer being produced for McDonald's while Solo/Sweetheart determines its plans for future production capacity (see Manufacturing).

      In October 2002, as a result of the demonstration of a viable manufacturing process for plates, bowls and hinged-lid containers and the commitment to supply turnkey manufacturing equipment with performance guarantees from qualified equipment suppliers, Sweetheart and the Company entered into a new Sublicense & Operating Agreement. This agreement was further amended in July of 2003. The agreement gives Solo/Sweetheart a priority right to the U.S. retail market segment, provided they build and operate manufacturing capacity at a prescribed level. In December of 2002, Sweetheart issued its initial purchase orders for new equipment to manufacture plates and bowls but revised its order late in 2003. The first of this new equipment is currently planned to become available by mid-to-late 2004. DTE has built four plate and four bowl manufacturing modules and has demonstrated to EarthShell's satisfaction that this equipment is fully capable of continuous commercial service. Delivery, installation and start-up of this equipment is expected to occur in the second half of 2004.

      In July 2002, the Company and DuPont signed a strategic Alliance Agreement to develop environmentally preferred packaging and systems. The Company worked with DuPont to explore and develop potential applications for DuPont's Biomax(R) biopolymer resins as a component of EarthShell Packaging. DuPont worked on commercializing EarthShell foodservice wraps using their proprietary composite biopolymer blends to initial select customers, but discontinued the manufacture and sale of this product in 2003.

      In October 2001, the Company entered into license agreements with GEP and GP. These two entities, formed specifically to commercialize EarthShell Packaging in the U.S. and Asia, are subsidiaries of Dominance, Inc., part of a Malaysian group of companies with over 50 years of manufacturing experience. GEP planned to produce plates and bowls for U.S. markets, while GP planned to produce noodle bowls for Asian markets. In mid-2003, the Company and GEP and GP ended these licensing agreements.

      In May 1999, the Company signed an agreement with Huhtamaki creating Polarcup Earthshell ApS, a joint venture to commercialize EarthShell Packaging throughout western Europe, Australia and New Zealand. In cooperation with the joint venture, EarthShell designed and commissioned the construction of a commercial line for the manufacture of hinged-lid containers in Europe. In mid-2002, the joint venture assumed responsibility for the installation and start-up of the manufacturing line at Huhtamaki's Goettingen, Germany facility. In December of 2003, the Company and Huhtamaki concluded their joint venture structure. Huhtamaki has expressed an interest in becoming a non-exclusive licensee on more standard terms and conditions.

      The Company has garnered support and achieved commercial validation for EarthShell Packaging from key environmental groups and foodservice purchasers. The Company has also devoted resources to the optimization of product design and the development of cost-effective manufacturing processes. In cooperation with existing manufacturing partners, the Company financed and built initial commercial demonstration production capacity and sold limited quantities of plates, bowls, and hinged-lid containers. Having demonstrated the manufacturability of EarthShell foam products, the Company has now ceased commercial demonstration production activities and is relying on its equipment manufacturing partners to demonstrate and guarantee the long-term manufacturability of EarthShell Packaging(R).

      EarthShell believes it has a high quality and cost-effective product and the profitable business model necessary to take advantage of a significant market opportunity. With the introduction of commercial production capacity and expected sales of its products in 2004, EarthShell expects its products to continue to gain acceptance in the marketplace and believes it is poised to support capacity expansion and market penetration by its licensees leading to commencement and growth of its own royalty revenue.

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

      Over the past several years, the Company has been working to demonstrate the commercial viability of its manufacturing processes to enable its operating partners to compete effectively with conventional disposable foodservice packaging and to transfer the operational and financial responsibility of its production lines to its operating partners. To date the Company has produced limited amounts of EarthShell Packaging at production volumes that are low relative to the intended and necessary capacities of the manufacturing lines that are required to achieve efficiencies and cost effectiveness.

      The Company entered into an Operating Agreement with Sweetheart in late 1997 whereby the Company financed and built production capacity at Sweetheart's Owings Mills, Maryland manufacturing facility to demonstrate that its hinged-lid containers could be produced commercially for McDonald's. For several years the Company worked closely with McDonald's and created an acceptable product design which met required performance standards. After a lengthy commercial validation process, during which McDonald's purchased and used over 20 million EarthShell Packaging hinged-lid containers in select restaurants, McDonald's approved the product design for national use in March 2001. After an attempt to make the initial equipment at Owings Mills work at a commercially viable level, Sweetheart and EarthShell decided to invite qualified equipment builders to implement the EarthShell technology on a guaranteed turnkey basis and production at the Owings Mills facility ceased in 2002. As of December 31, 2002, the Company's Owings Mills manufacturing lines were carried on its balance sheet at a net book value of zero.

      In May 2002, the Company announced that it had licensed and certified various equipment builders to supply turnkey manufacturing equipment to EarthShell licensees. These equipment builders offer performance guarantees. The Company believes that this development will facilitate the expansion of production capacity for foam laminate plates, bowls, hinged-lid containers and cups. Detroit Tool and Engineering ("DTE") was the first certified manufacturer to provide performance guarantees for turnkey manufacturing modules and is building the first commercial machinery for Solo/Sweetheart for delivery in mid-to-late 2004. The Company believes that the combined capacity of its licensed equipment vendors will be sufficient to meet the expected licensee demand for foam laminate production manufacturing lines for the foreseeable future.

      Although the manufacturing processes currently being used to manufacture EarthShell Packaging are based on generally available methods and equipment, it has taken much longer and has cost much more than anticipated to integrate the machinery in an automated fashion and to refine the manufacturing processes and equipment to operate at commercially viable levels.

      The Company also manufactured EarthShell Packaging plates and bowls at a pilot facility in Goleta, California initially developed in cooperation with GEP. Plates and bowls from this facility were used to supply EarthShell customers such as the U.S. government and Wal-Mart until early to mid-2003, when the demand from these customers was temporarily met with output from the DTE equipment.

                   PATENTS, PROPRIETARY RIGHTS AND TRADEMARKS

      The technology that the Company licenses from EKI is the subject of numerous issued and pending patents in the U.S. and internationally. The Company believes the patents and pending patent applications provide broad protection covering foam laminate EarthShell Packaging, material composition and the manufacturing processes. As of December 31, 2003, EKI had over 130 U.S. and international patents and has pending patent applications relating to the compositions, products and manufacturing processes used to produce EarthShell Packaging(R) food and beverage containers. Patents currently issued do not begin to expire until 2012 and provide some protection until 2020. Pending patents, if granted, would extend protection through 2022. Sixteen of the issued U.S. patents and five of the pending U.S. patents relate specifically to molded food and beverage containers manufactured from the new composite material, the formulation of the new composite material used in virtually all of the EarthShell Packaging currently under development. The Company and EKI will continue to seek domestic and international patent protection for further developments in the technology and will vigorously enforce rights against any person infringing on the technology.

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

      In addition, on July 29, 2002 the Company entered into a License & Information Transfer Agreement with bio-tec Biologische Naturverpackungen GmbH & Co. KG and bio-tec Biologische Naturverpackungen Forschungs und Entwicklungs GmbH, together known as "Biotec", a wholly owned subsidiary of EKI, to utilize the Biotec technology for foodservice applications, including the food wraps and cutlery used in foodservice applications (the "Biotec Agreement"). EKI had previously granted to the Company priority rights to license certain product applications on an exclusive basis from Biotec in consideration for the Company's payment of a $100,000 monthly licensing fee to Biotec. In addition, in consideration of the monthly payment, Biotec agreed to render technical services to the Company at Biotec's cost plus 5%. The licensing fee and services arrangements were continued in the Biotec Agreement. Under the terms of the Biotec Agreement, Biotec is entitled to receive 25% of any royalties or other consideration that the Company receives in connection with the sale of products utilizing the Biotec technology.

      During 2002, and January 2003, EKI made a series of loans to the Company totaling approximately $5.8 million. These loans were used to pay operating costs and accrued interest at 7% or 10% per annum. In connection with the issuance and sale in March 2003 of the Company's 2% secured convertible debentures due in 2006 (the "2006 Debentures") to a group of institutional investors, EKI agreed to subordinate the repayment of these loans to the payment in full of the Company's obligations under the 2006 Debentures. In addition, EKI and Biotec agreed to subordinate certain payments referenced above to which they were otherwise entitled under the License Agreement and the Biotec Agreement (other than their respective percentages of any royalties received by the Company) to the satisfaction in full of the Company's obligations under the 2006 Debentures. They further agreed not to assert any claims against the Company for breaches of the License Agreement or the Biotec Agreement (other than the assertion of certain equitable remedies to enjoin the Company from, for example, selling products outside its field of use) until such time as the Company's obligations under the 2006 Debentures are satisfied in full. EKI and Biotec also agreed to allow the Company to pledge its interest in the License Agreement to secure its obligations under the 2006 Debentures, and certain additional concessions were made by EKI and Biotec to permit the Company greater flexibility in selling its rights under the License Agreement and the Biotec Agreement to third parties in an insolvency context. These rights terminate upon the satisfaction in full of the obligations under the 2006 Debentures. In consideration for its willingness to subordinate the payments and advances that are owed to it, the Company issued to EKI in March 2003 a warrant to acquire 83,333 shares of the Company's common stock at a price of $6.00 per share with a ten year term.

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

      In connection with the issuance and sale of the 2006 Debentures, Mr. Essam Khashoggi, who controls EKI and is the beneficial owner of approximately 35% of the Company's common stock, agreed for himself and on behalf of EKI, not to sell any of the Company's shares for an 18 month period concluding in August 2004 (excluding shares issuable to former EKI employees under existing option grants and shares pledged under an existing security agreement with a third party lender).

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

      Several paper and plastic disposable packaging manufacturers and converters and others have made efforts to increase the recycling of these products. Increased recycling of paper and plastic products could lessen their harmful environmental impact, one major basis upon which the Company intends to compete. A number of companies have introduced or are attempting to develop biodegradable starch-based materials, plastics, or other materials that may be positioned as potential environmentally superior packaging alternatives. It is expected that many existing packaging manufacturers may actively seek to develop competitive alternatives to the Company's products and processes. While the Company believes its patents uniquely position it to incorporate a proportion of low cost, inorganic fillers with its material, which, relative to other starch-based or specialty polymers, will result in lower material costs, the development of competitive, environmentally attractive, disposable foodservice packaging could render the Company's technology obsolete and could have an adverse effect on the business, financial condition and results of operations of the Company.

                              CERTAIN RISK FACTORS

      On March 8, 2004, the Company's common stock was delisted from the Nasdaq Smallcap Market because the Company's market capitalization failed to meet the minimum required standard. In addition, the Company did not make interest payments related to the 2006 Debentures as required on January 31, 2004. These actions put the Company in non-compliance with its covenants under the 2006 Debentures. Management is currently negotiating with the debenture holders for appropriate relief or waiver of these covenants. One of the debenture holders has notified the Company in writing that they are in default and has requested that the Company repurchase the entire principal amount of the 2006 Debentures that they hold at the price specified in the debenture, along with any accrued and unpaid interest. Because the Company can not assure that it will be able to negotiate appropriate relief or a waiver of the applicable covenants, the entire outstanding principal amount of the 2006 Debentures has been classified as a current liability as of December 31, 2003.

      The SEC adopted regulations which generally define a "penny stock" to be any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Based upon the price of EarthShell common stock as currently traded, EarthShell common stock is subject to Rule 15g-9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers which sell securities to persons other than established customers and "accredited investors." For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received a purchaser's written consent to the transaction prior to sale. Consequently, this rule may have a negative effect on the ability of stockholders to sell common shares of the Company in the secondary market.

      Because the Company is still in its developmental stage and has limited operating history, it remains subject to the inherent challenges and risks of establishing a new business enterprise. To date, production volumes of EarthShell Packaging products have been low relative to intended and necessary capacity of the manufacturing lines. The success of future operations depends upon the ability of our licensees to manufacture products made with EarthShell Packaging in sufficient quantities so as to be commercially feasible and then to distribute and sell those products at competitive costs. Consistent commercially feasible production volumes had not been achieved and assured competitive cost figures had not yet been proven as of December 31, 2003.

      As of December 31, 2003, the Company had not yet reported any operating revenues and had experienced aggregate net losses of approximately $314.4 million from inception. The Company does not expect to operate profitably during fiscal year 2004. Although the Company is actively seeking third party financing to meet its operating and capital needs, there is no assurance that additional funding will be available to the Company, and, even if it is available, such financing may be (i) extremely costly, (ii) dilutive to existing stockholders and/or (iii) restrictive to the Company's ongoing operations.

      The Company's current business model is to license the manufacturing and distribution of EarthShell Packaging foodservice disposables to licensees. Agreements with the licensees permit them to manufacture and sell other foodservice disposable packaging products that are not based on EarthShell Packaging. The licensees may also manufacture paper or polystyrene packaging which could compete with EarthShell products, and they may not devote sufficient resources or otherwise be able successfully to manufacture, distribute or market EarthShell Packaging. Their failure to do so would be grounds for termination of exclusivity provisions in their license agreement, but might also delay the rollout of EarthShell Packaging into the marketplace.

      The success of the Company depends substantially on its ability to design, develop and manufacture foodservice disposables that are not as harmful to the environment as conventional disposable foodservice containers made from paper, plastic and polystyrene. Although EarthShell Packaging offers a number of environmental advantages over conventional packaging products, it may also possess characteristics that consumers or environmental groups could perceive as negative for the environment. In particular, EarthShell Packaging may result in more solid waste by weight, and manufacturing them may release greater amounts of some pollutants than the manufacture of some other packaging would release.

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

                              GOVERNMENT REGULATION

The manufacture, sale and use of EarthShell Packaging are subject to regulation by the U.S. Food and Drug Administration (the "FDA"). The FDA's regulations are concerned with substances used in food packaging materials, not with specific finished food packaging products. Thus, food and beverage containers will be in compliance with FDA regulations if the components used in the food and beverage containers: (i) are approved by the FDA as indirect food additives for their intended uses and comply with the applicable FDA indirect food additive regulations; or (ii) are generally recognized as safe for their intended uses and are of suitable purity for those intended uses.

      The Company believes that EarthShell Packaging plates, bowls and hinged-lid containers and all other current and prototype EarthShell Packaging products of the Company are in compliance with all requirements of the FDA and do not require additional FDA approval. The Company cannot be certain, however, that the FDA will agree with these conclusions.

                                    EMPLOYEES

      As of January 1, 2004, the Company had 13 employees. The Company's employees are not represented by a labor union, and the Company believes it has a good relationship with its employees.

                              AVAILABLE INFORMATION

        The  Company's  internet  website  is www.earthshell.com.  The  Company makes available  free of  charge  on its  website  its  annual  report  on Form
10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed pursuant to Section 16 of the Securities Exchange Act of 1934, as
amended (the "Exchange   Act")  and  amendments  to  those  reports as  soon as
reasonably practicable after such materials are electronically filed or furnished to the SEC. Materials the Company files with the SEC may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. This information may also be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company will provide a copy of any of the foregoing documents to shareholders upon request.

ITEM 2. PROPERTIES

      In September 2003, the Company leased 4,000 square feet of office and research and development space in Santa Barbara, California, under a lease that expired on December 31, 2003. In January 2004, the lease was extended through April 2004. The Company's monthly lease payment with respect to this space is $5,000. In addition, the Company leases 3,353 square feet of office space in Lutherville, Maryland, on a month to month basis. The Company's monthly lease payment with respect to this space is $5,780.

      The Company believes it will be able to lease comparable space at a comparable price when these leases expire.

ITEM 3. LEGAL PROCEEDINGS

      In September 2003, two lawsuits were filed against the Company by Green Packaging ("GP") and Green Earth Packaging ("GEP"), both of which had signed license agreements with the Company permitting their use of EarthShell proprietary, biodegradable-packaging technology. The first lawsuit alleged breach of an oral contract involving manufacturing equipment that GP and GEP purchased to make biodegradable packaging using EarthShell proprietary technology. The second lawsuit alleged violations of California's antitrust law and Unfair Practices Act involving the commercial viability of the biodegradable-packaging technology that the Company licensed to GP and GEP.

      The Company filed petitions seeking to compel the court to send both lawsuits to arbitration. While those motions were pending, the Company held a mediation with GP and GEP and resolved both actions conclusively in February 2004 to the satisfaction of both parties on terms in which no party admitted liability. The parties are in the process of documenting the settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

The Company's common stock is currently listed through the Pink Sheets published by the National Quotation Bureau, Inc., and prior to March 8, 2004 traded on the Nasdaq SmallCap Market. The Company's common stock trades under the symbol "ERTH.PK." For the periods indicated, the following table presents the range of high and low closing sale prices for the Company's common stock.

                                     FIRST       SECOND        THIRD       FOURTH      TOTAL YEAR
                                  -----------  -----------  -----------  -----------  -----------
2003
Market price per common share
    High ....................     $      7.80  $      7.08  $      5.64  $      4.56  $      7.80
    Low .....................            4.20         4.32         3.72         1.33         1.33

2002
Market price per common share
    High ....................     $     24.60  $     16.80  $     12.96  $      9.60  $     24.60
    Low .....................           13.80         4.32         6.00         6.96         4.32


The closing sale prices for the Company's common stock reflect, where applicable, the one-for-twelve reverse stock split of the Company's common stock effective October 31, 2003.

      The number of stockholders of record of the Company's common stock at March 31, 2004 was 1,182. At March 31, 2004, Mr. Essam Khashoggi, directly or indirectly, owned approximately 35% of the outstanding common stock of the Company.

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


                                                                   SELECTED FINANCIAL DATA
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                                  NOVEMBER 1,
                                                                                                                     1992
                                                                                                                  (INCEPTION)
                                                              FOR THE YEAR ENDED DECEMBER 31                        THROUGH
                                         --------------------------------------------------------------------     DECEMBER 31,
                                          2003           2002           2001           2000           1999           2003
                                        ---------      ---------      ---------      ---------      ---------      ---------
STATEMENT OF OPERATIONS DATA
Research and development expenses .     $   9,547      $  26,890      $  47,148      $  37,265      $  30,471      $ 213,703
General and administrative expenses         5,786          9,590          9,634          6,843         11,872         70,401
Depreciation and amortization .....           380          3,099          5,874          5,704          4,644         22,841
Gain on sale of property and
    equipment .....................          (452)          (441)            --             --             --           (893)
Interest expense (income), net ....         1,791            132           (356)        (1,264)        (3,448)        (2,193)
Related party patent expenses .....            --             --             --            362            645          8,693
Debenture conversion cost .........           166            321             --             --             --            487
Net loss ..........................        18,517         39,591         62,302         48,912         44,188        314,351
Preferred dividends ...............            --             --             --             --             --          9,927
Net loss available to common
    stockholders ..................        18,517         39,591         62,302         48,912         44,188        324,277
Average shares outstanding ........        13,267         11,277          9,353          8,452          8,337          8,436
BALANCE SHEET DATA
Cash and cash equivalents .........     $   1,902      $     111      $     828      $   7,792      $  26,413
Short-term investments ............            --             --             --             --          8,971
Working capital (deficit) .........        (7,922)        (8,315)        (6,941)         2,107         32,886
Total assets ......................         2,287         18,024         19,886         48,474         87,199
Convertible debentures, accounts
    payable to related party,
    accrued interest and accrued
    dividends .....................            --         10,190             --            266          1,386
Deficit accumulated during
    development stage .............      (314,351)      (295,834)      (256,243)      (193,941)      (145,029)
Stockholders' equity (deficit) ....       (12,269)        (3,473)        11,536         42,296         80,686
Shares outstanding ................        14,129         12,055          9,860          8,709          8,337
PER COMMON SHARE
Basic and diluted loss per share ..     $    1.40      $    3.51      $    6.66      $    5.79      $    5.30      $   38.44

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Selected Financial Data and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect the historical operations, assets and liabilities of the Company from the date of the Company's organization on November 1, 1992 through December 31, 2003.

                           FORWARD-LOOKING STATEMENTS

Information in this Annual Report on Form 10-K including but not limited to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may be identified by the use of forward-looking terminology including but not limited to "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial results to differ from those anticipated by management that are described herein. Factors influencing the Company's operating performance and financial results include, but are not limited to, changes in the general economy, the availability of financing, governmental regulations concerning, but not limited to, environmental issues, and other risks and unforeseen circumstances affecting the Company's business which may be discussed elsewhere in this Annual Report on Form 10-K.

                         CRITICAL ACCOUNTING ASSUMPTIONS

      Going Concern Basis. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the period from November 1, 1992 (inception) to December 31, 2003, the Company has incurred a cumulative net loss of $314,350,681 and has a working capital deficit of $7,922,339 at December 31, 2003. These factors, along with others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company will have to raise additional funds to meet its current obligations and to cover operating expenses through the year ending December 31, 2004. If the Company is not successful in raising additional capital it may not be able to continue as a going concern for a reasonable period of time. Management plans to address this need by raising cash through either the issuance of debt or equity securities. In addition, the Company expects cash to be generated in 2004 through royalty payments from licensees. Another possible source of funds is the sale or transfer of the commercial production line in Goettingen, Germany to an operating partner. However, the Company can not assure that additional financing will be available to it, or, if available, that the terms will be satisfactory, that it will receive any royalty payments in 2004, or that it will be able to negotiate mutually agreeable terms for the transfer of its commercial production line to an operating partner. Management will also continue in its efforts to reduce expenses, but can not assure that it will be able to reduce expenses below current levels. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      Estimated Net Realizable Value of Property and Equipment. The Company has been engaged in the development of manufacturing equipment to validate acceptance of EarthShell products and their pricing. To this end, the Company has previously developed manufacturing lines in Owings Mills, Maryland, Goleta, California and in Goettingen, Germany. The Company evaluates the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If there is an indication that the carrying value of an asset may not be recoverable and the estimated future cash flows (undiscounted and without interest charges) from the use of the asset are less than the carrying value, a write-down is recorded to reduce the related asset to its estimated fair value.

      The Company entered into a strategic relationship with Sweetheart in late 1997 whereby the Company financed and built production lines at Sweetheart's Owings Mills, Maryland manufacturing facility to demonstrate that its hinged-lid containers could be produced commercially for McDonald's. The Company worked closely with Sweetheart and McDonald's to create an acceptable product design, develop a commercially viable operation and meet required performance standards. In the fourth quarter of 2001, the company wrote down $12.3 million of the Owings Mills property and equipment to reflect the net realizable value of the equipment and machinery based on a quotation from a third party. During the first half of 2002, production at the Owings Mills facility ceased as Sweetheart contemplated acquisition of new, updated production lines. The Company negotiated with Sweetheart and certain equipment manufacturers to assess their interest in utilizing portions of the Company's existing production lines and infrastructure in Owings Mills; however, definitive agreements were not reached and the Company is unable to determine the amount, if any, of compensation it might receive in disposing of its production lines in Owings Mills. As a result, the Company wrote down the remaining $7.5 million of the equipment at Owings Mills during the year ended 2002. As of December 31, 2002, the Company's Owings Mills production lines was carried on its balance sheet at a net book value of zero, and as of December 31, 2003 all of the Owings Mills equipment has been sold or scrapped.

      The commercial production line in Goettingen, Germany was originally financed and constructed by the Company for the Company's joint venture with Huhtamaki. During 2001, $1.2 million of the Goettingen line was written off to reflect equipment that had no further application in the product development cycle. During the third quarter of 2002 the Company concluded, after obtaining quotations from various machinery suppliers for an identical line, that $1.7 million of the cost of the line would not be recoverable and therefore the carrying value of the line was written down by this amount, of which $1.6 million was recorded in the third quarter of 2002 and the remaining $0.1 million was recorded in the fourth quarter of 2002. With the conclusion of the joint venture with Huhtamaki, the Company is seeking other operating partners to purchase the production line. However, because the Company is unable to determine with certainty the proceeds that will be realized upon sale of the equipment, the Company wrote the line down to $1 as of December 31, 2003 and reclassified it to the long-term asset account "Equipment held for sale."

                              RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared with the Year Ended December 31, 2002

      The Company's net loss decreased $21.1 million to $18.5 million from $39.6 million for the year ended December 31, 2003 compared to the year ended December 31, 2002, respectively.

      Research and Development Expenses. Total research and development expenses are comprised of Related party license fee and research and development expenses and Other research and development expenses. Total research and development expenditures for the development of EarthShell Packaging(R) decreased $17.4 million to $9.5 million from $26.9 million for the year ended December 31, 2003 compared to the year ended December 31, 2002, respectively.

      o Related party license fee and research and development expenses are comprised of the $100,000 minimum monthly licensing fee for the use of the EarthShell technology and for technical services, both of which were payable to EKI, a stockholder of the Company, or Biotec, a wholly owned subsidiary of EKI. It should be noted that payment of these related party expenses has been deferred pursuant to subordination agreements entered into by the EKI entities in connection with the convertible debenture financing concluded in March of 2003. Related party license fee and research and development expenses decreased $0.2 million to $1.3 million from $1.5 million for the year ended December 31, 2003 compared to the year ended December 31, 2002, respectively. The decrease was entirely due to a decrease in technical services provided to the Company by Biotec.

      o Other research and development expenses are comprised of personnel costs, travel and direct overhead for development and demonstration production, as well as impairment charges on manufacturing property and equipment constructed for demonstration production purposes. Other research and development expenses decreased $17.2 million to $8.2 million from $25.4 million for the year ended December 31, 2003 compared to the year ended December 31, 2002, respectively. The decrease in other research and development expenses was primarily due to concluding the demonstration manufacturing of hinged-lid containers in Owings Mills, Maryland at the end of the second quarter of 2002. While the majority of the expenses incurred in 2002 related to the Owings Mills demonstration manufacturing, it also included expenses related to the commencement of demonstration manufacturing of bowls and plates in Goleta, California. Other research and development expenses incurred in 2003 primarily related to the ongoing demonstration manufacturing in Goleta through mid-April and to the start-up in mid-May of a new manufacturing line for plates and bowls built and financed by Detroit Tool and Engineering Company (DTE) at their Lebanon, Missouri facility. In early August 2003, the company discontinued its day-to-day support of manufacturing activities at DTE. In keeping with its business model, the Company will hereafter focus primarily on the licensing of its foam analog material and other technologies, and all future manufacturing and production will be the responsibility of current or new licensees as they install and run equipment to produce
            EarthShell Packaging(R)in their own facilities. The decrease in other research and development expenses was also due to a $5.8 million reduction in property and equipment impairment charges, to $4.0 million in 2003 from $9.8 million in 2002.

      Other General and Administrative Expenses. Other general and administrative expenses are comprised of personnel costs, travel and direct overhead for marketing, finance and administration. Total general and administrative expenses decreased $3.8 million to $5.8 million from $9.6 million for the year ended December 31, 2003 compared to the year ended December 31, 2002, respectively. This was primarily the result of efforts to significantly reduce general and administrative expenses in 2003, which resulted in reductions in the following expense categories: legal fees, including patent prosecution and maintenance fees, by $0.9 million, personnel costs by $0.7 million, professional fees and services by $0.4 million, travel costs by $0.3 million, facility costs by $0.3 million and business insurance costs by $0.2 million. In addition, in the second quarter of 2003 the Company began a program to satisfy vendors for outstanding invoices and recognized gains from settling various old trade accounts payable at a discount. As a result of negotiations, in 2003 the Company settled and paid outstanding accounts payable of approximately $1.5 million at a discount of approximately $0.8 million.

      Depreciation and Amortization Expense. Depreciation and amortization expense decreased $2.7 million to $0.4 million from $3.1 million for the year ended December 31, 2003 compared to the year ended December 31, 2002, respectively. The decrease in depreciation expense is primarily attributable to the decrease in property and equipment as a result of the impairment of demonstration manufacturing property and equipment in 2002.

      Interest Income. Interest income totaled $0.1 million for each of the years ended December 31, 2003 and December 31, 2002.

      Interest Expense. Interest expense is comprised of Related party interest expense and Other interest expense.

      o Related party interest expense increased $0.3 million to $0.4 million from $0.1 million for the year ended December 31, 2003 compared to the year ended December 31, 2002, respectively. The increase was due to an increase in accrued interest payable on outstanding loans made to the Company by EKI from September 2002 through January 2003 that were outstanding throughout all of 2003, accretion in 2003 of the discount related to the warrants issued in conjunction with the March 2003 financing transactions, plus accrued interest payable on amounts owed to EKI for monthly licensing fees that were not paid in accordance with the terms of the subordination agreements entered into in connection with the 2006 Debentures (see Related Party Transactions).

            Although the outstanding loans and monthly licensing fees will accrue approximately $0.4 million in annual interest expense, payment of the interest is subordinated to the 2006 Debentures. Therefore, the related party interest expense will continue to accrue but will not be paid in cash until the 2006 Debentures have been converted or the obligation satisfied in full.

      o Other interest expense increased $1.2 million to $1.4 million from $0.2 million for the year ended December 31, 2003 compared to the year ended December 31, 2002, respectively. Other interest expense for 2003 is primarily comprised of accretion of the discount on the 2006 Debentures and a beneficial conversion charge in the amount of $0.4 million due to a change in the 2007 Debentures conversion price. In addition, Other interest expense for 2003 also included accretion of the discount on the 2007 Debentures and accrued interest payable on the 2006 and 2007 Debentures. Other interest expense for 2002 was comprised of accretion of the discount and accrued interest payable on the 2007 Debentures. Interest expense from accretion of the discount and accrued interest payable for the 2006 Debentures will be approximately $0.8 million per year until they are repaid or are converted into common stock.

      Other Income. Other income was $0.4 million for the year ended December 31, 2003. This represents the net gain realized in the third quarter of 2003 from reducing the balance of the warrant obligation to its estimated fair value of zero. Management believes the estimated fair value of the warrant at December 31, 2003 is zero. The warrant obligation was initially recorded in connection with the March 2003 financing transactions (see Convertible Debentures).

      Loss on Extinguishment of Debentures. Loss on extinguishment of debentures was $1.7 million for the year ended December 31, 2003. In connection with the March 2003 financing transactions, the Company prepaid $5.2 million aggregate principal amount of the 2007 Debentures, resulting in a prepayment penalty of approximately $0.2 million. The Company also issued to the holders of the prepaid 2007 Debentures 52,083 shares of common stock, valued at approximately $0.2 million based upon the closing price of the Company's common stock of $4.56 per share on March 5, 2003. In addition, one of the holders of the 2007 Debentures exchanged $2.0 million aggregate principal amount of 2007 Debentures for $2.0 million aggregate principal amount of 2006 Debentures. In connection with the prepayment and exchange transactions, the Company incurred cash transaction costs of approximately $0.3 million, excluding the prepayment penalty. In addition, the Company incurred a charge of approximately $0.9 million for the prorated portion of the original discount attributed to the $7.2 million of the 2007 Debentures repaid and exchanged. Therefore, the Company recognized a $1.7 million loss upon extinguishment of the 2007 debentures through the prepayment and exchange.

      Gain on Sale of Property and Equipment. Gain on the sale of property and equipment increased $0.1 million to $0.5 million from $0.4 million for the year ended December 31, 2003 compared to the year ended December 31, 2002, respectively. The gain in both 2003 and 2002 represents the excess of proceeds received from the sale of non-essential machine shop equipment and excess office furniture and equipment over their net book value. In addition, 2003 also includes proceeds received from the sale of production line equipment that was previously impaired and therefore had a net book value of zero.

      Debenture Conversion Cost. Debenture Conversion Cost decreased $0.1 million to $0.2 million from $0.3 million for the year ended December 31, 2003 compared to the year ended December 31, 2002, respectively. The expense represents the prorated portion of the original discount attributed to the 2007 Debentures whose conversion was forced by the Company in the respective periods.

Year Ended December 31, 2002 Compared with the Year Ended December 31, 2001

      The Company's net loss decreased $22.7 million to $39.6 million from $62.3 million for the year ended December 31, 2002 compared to the year ended December 31, 2001, respectively.

      Research and Development Expenses. Total research and development expenses are comprised of Related party license fee and research and development expenses and Other research and development expenses. Total research and development expenditures for the development of EarthShell Packaging(R) decreased $20.2 million to $26.9 million from $47.1 million for the year ended December 31, 2002 compared to the year ended December 31, 2001, respectively.

      o Related party license fee and research and development expenses are comprised of the $100,000 minimum monthly licensing fee for the use of the EarthShell technology and for technical services, both of which were payable to EKI, a stockholder of the Company, or Biotec, a wholly owned subsidiary of EKI. Related party research and development expenses totaled $1.5 million for each of the years ended December 31, 2002 and December 31, 2001.

      o Other research and development expenses are comprised of personnel costs, travel and direct overhead for development and demonstration production, as well as impairment charges on manufacturing property and equipment constructed for demonstration production purposes. Other research and development expenses decreased $20.3 million to $25.4 million from $45.7 million for the year ended December 31, 2002 compared to the year ended December 31, 2001, respectively. The decrease in other research and development was primarily due to concluding the demonstration manufacturing of hinged-lid containers in Owings Mills, Maryland at the end of the second quarter of 2002. This decrease was partially offset by the commencement of demonstration manufacturing of bowls and plates in Goleta, California. The decrease in other research and development expenses was also due to a reduction in impairment charges on property and equipment; impairment charges were $9.8 million for the year ended December 31, 2002 versus $19.4 million for the year ended December 31, 2001.

            The Company entered into a strategic relationship agreement with Sweetheart in late 1997 whereby the Company financed and built production lines at Sweetheart's Owings Mills, Maryland manufacturing facility to demonstrate that its hinged-lid container products could be produced commercially for McDonald's. The Company worked closely with Sweetheart and McDonald's to create an acceptable product design, develop a commercially viable operation and meet required performance standards. Originally the Company intended to transfer the production lines at Owings Mills to Sweetheart.

            In the fourth quarter of 2001, the Company wrote down $12.3 million of the Owings Mills property and equipment to reflect the net realizable value of the equipment and machinery based on a quotation from a third party. During the first half of 2002 production at the Owings Mills facility ceased as Sweetheart contemplated acquisition of new, updated production lines. The Company negotiated with Sweetheart and certain equipment manufacturers to assess their interest in utilizing portions of the Company's existing production lines and infrastructure in Owings Mills; however, definitive agreements were not reached and the Company was unable to determine the amount, if any, of compensation it might receive in disposing of its production lines in Owings Mills. As a result, the Company wrote down the remaining $7.5 million of the equipment at Owings Mills during the year ended 2002. As of December 31, 2002 the Company's Owings Mills production lines were being carried on its balance sheet at a net book value of zero.

            The commercial production line in Goettingen, Germany was originally financed and constructed by the Company for the Company's joint venture with Huhtamaki. During 2001, $1.2 million of the Goettingen line was written off to reflect equipment that had no further application in the product development cycle. During the third quarter of 2002 the Company concluded, after obtaining quotations from various machinery suppliers for an identical line, that $1.7 million of the cost of the line will not be recoverable and therefore the carrying value of the line was written down by this amount, of which $1.6 million was recorded in the third quarter of 2002 and the remaining $0.1 million was recorded in the fourth quarter of 2002.

            During the fourth quarter of 2001 and the fourth quarter of 2002, $5.9 million and $0.5 million, respectively, of equipment at the Company's product development center was written off because it had no further application in the product development activities at that time.

      Other General and Administrative Expenses. Other General and Administrative Expenses are comprised of personnel costs, travel and direct overhead for marketing, finance and administration. Other general and administrative expenses were $9.6 million for both the year ended December 31, 2002 and the year ended December 31, 2001. Patent prosecution and maintenance fees remained flat year over year. Reductions in headcount and legal expenses were offset by an increase in insurance and Nasdaq fees, as well as increases in investor and public relations programs.

      Depreciation and Amortization Expense. Depreciation and amortization expense decreased $2.8 million to $3.1 million from $5.9 million for the year ended December 31, 2002 compared to the year ended December 31, 2001, respectively. The decrease in depreciation expense is primarily attributable to the decrease in fixed assets as a result of the impairment of property and equipment to net realizable value during both 2002 and 2001.

      Interest Income. Interest income decreased $0.3 million to $0.1 million from $0.4 million for the year ended December 31, 2002 compared to the year ended December 31, 2001, respectively. The decrease was the result of lower cash balances available for investment for the comparative years.

      Interest Expense. Interest expense is comprised of Related party interest expense and Other interest expense.

      o Related party interest expense was $0.1 million for the year ended December 31, 2002. This represents accrued interest payable on short-term working capital loans made to the Company by EKI beginning in September 2002.

      o Other interest expense was $0.2 million for the year ended December 31, 2002. This represents accretion of the discount and accrued interest payable on the 2007 Debentures issued in August 2002.

      Gain on Sale of Property and Equipment. Gain on the sale of property and equipment was $0.4 million for the year ended December 31, 2002. The gain was primarily due to the Company selling equipment no longer required to meet objectives, most of which was fully depreciated.

      Debenture Conversion Cost. Debenture Conversion Cost was $0.3 million for the year ended December 31, 2002. This expense represents the prorated portion of the original discount attributed to the $1.0 million of 2007 Debentures whose conversion was forced by the Company in the third quarter of 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

      Cash Flow. The Company's principal uses of cash for the year ended December 31, 2003 were to fund operations and pay accounts payable and accrued expenses. Net cash used in operations was $15.7 million and $23.0 million for the years ended December 31, 2003 and 2002, respectively. Net cash provided by (used in) investing activities was $4.0 million and ($2.3) million for the years ended December 31, 2003 and 2002, respectively. Net cash provided by financing activities was $13.5 million and $24.6 million for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003, the Company had cash and related cash equivalents totaling $1.9 million.

      Capital Requirements. Due to the fact that construction of the initial commercial production lines was largely completed in 2002 and the Company decided to discontinue all demonstration manufacturing activities in 2003, the Company only made one minor capital expenditure for the year ended December 31, 2003. The Company does not expect to make significant capital expenditures in the year 2004.

      Contractual Obligations. The following table summarizes the Company's known obligations to make future payments pursuant to certain contracts as of December 31, 2003, as well as an estimate of the timing in which these obligations are expected to be satisfied:


                                                                   PAYMENTS DUE BY PERIOD
                                                       -----------------------------------------------
           CONTRACTUAL OBLIGATIONS                                        LESS THAN          1 - 3
                                                          TOTAL            1 YEAR            YEARS
                                                       ------------     ------------     ------------
          Long-term debt - principal payments only     $ 11,394,108     $  6,800,000     $  4,594,108
          Capital leases                                         --               --               --
          Operating leases                                       --               --               --
          Other long-term liability                          83,333           50,000           33,333
                                                       ------------     ------------     ------------

          Totals                                       $ 11,477,441     $116,850,000     $  4,627,441
                                                       ============     ============     ============


      Sources of Capital. As part of the Company's initial public offering on March 27, 1998, the Company issued 877,193 shares of common stock, for which it received net proceeds of $206 million. On April 18, 2000 and January 4, 2001, the Company filed shelf registrations statements for 416,667 and 1,250,000 shares, respectively, of the Company's common stock. During the years ended December 31, 2002, 2001 and 2000 the Company sold approximately 0.1 million, 1.1 million and 0.4 million shares of common stock in private transactions under such registration statements and received net proceeds from such sales of approximately $2.3 million $30.6 million and $10.5 million, respectively. All shares available under such registration statements had been sold as of December 2002.

      In December of 2001 the Company filed an additional shelf registration statement providing for the sale of up to $50 million of securities, including secured or unsecured debt securities, preferred stock, common stock, and warrants. These securities could be offered, separately or together, in distinct series, and amounts, at prices and on terms to be set forth in the prospectus contained in the registration statement, and in subsequent supplements to the prospectus. During the year ended December 31, 2002, the Company sold 1.9 million shares of common stock under such registration statement and received net proceeds from such sales of $19.6 million.

      On August 12, 2002, the Company issued $10 million in aggregate principal amount of convertible debentures, due August 2007, (the "2007 Debentures") and warrants to purchase 0.2 million shares of common stock to institutional investors for proceeds of $10.0 million. The terms of the debentures required the proceeds be held in restricted cash accounts linked to irrevocable letters of credit in favor of each debenture holder such that unrestricted access to the proceeds from the sale of the debentures generally occurred only upon conversion of the debentures into shares of the Company's common stock. These debentures bore interest at a rate of 1.5% per annum. The holders of these debentures had the right to convert the debentures into the Company's common stock at an initial conversion price of $15.60 per share, which has been reduced to $6.00 per share as a result of anti-dilution adjustments. The proceeds from the debentures were held in restricted accounts linked to irrevocable letters of credit in favor of the debenture holders such that unrestricted access to the proceeds from the sale of the debentures generally occurred only upon conversion of the debentures into shares of the Company's common stock. In addition to the holders' conversion option, under certain circumstances the Company had the right to force conversion of up to $500,000 of the debentures per week at a 15% discount to the market price of the Company's stock. Subject to certain conditions set forth in the debentures, the debentures could be prepaid upon twenty business days notice for 104% of the outstanding principal balance of the debentures. During the third quarter of 2002, the Company forced conversion of $1.0 million principal amount of the debentures for 168,696 shares of common stock, resulting in the release to the Company of $1.0 million of restricted cash. Subsequent to December 31, 2002, the Company forced conversion of an additional $1.3 million principal amount of the debentures and debenture holders voluntarily converted $0.5 million principal amount of the debentures, for a total of 353,985 shares of common stock, resulting in the release to the Company of $1.8 million of restricted cash. In March 2003, as part of a new convertible debenture financing, the Company prepaid $5.2 million principal amount of the debentures. In addition, one of the holders of the debentures exchanged $2.0 million aggregate principal amount of these debentures for $2.0 million aggregate principal amount of 2006 Debentures and 78,989 shares of common stock. The exchange resulted in the release to the Company of $2.0 million of restricted cash, as the 2006 Debentures are not secured by cash. There are no outstanding 2007 Debentures as of December 31, 2003.

      On March 5, 2003, the Company issued to a group of institutional investors 416,667 shares of common stock and $10.55 million in aggregate principal amount of secured convertible debentures due in March 2006 (the "2006 Debentures"), for which the Company received proceeds of approximately $9.0 million, net of financing costs of approximately $1.5 million. The 2006 Debentures bear interest at a rate of 2.0% per annum, payable quarterly in arrears on each January 31, April 30, July 31 and October 31. The debentures are secured by the Company's rights, title and interest to the technology and trademarks covered by the EKI License Agreement, including all process and product improvements of the Company, the Company's right to use and to sublicense the technology, and all license fees, royalties and/or other forms of compensation due to the Company from sublicenses under existing or future sublicenses. The holders of the 2006 Debentures have the right to convert such debentures into the Company's common stock at a conversion price of $6.00 per share. While the 2006 Debentures are outstanding, the conversion price is subject to adjustment in certain instances, such as a result of stock dividends and splits, distributions of property to common stockholders, the sale of substantially all of the Company's assets, the consummation of a merger, or sales of common stock or common stock equivalents for per share prices lower than the conversion price in effect. In addition to the holders' conversion option, after the first anniversary of the issuance of the 2006 Debentures the Company has the right to force conversion of all or a portion of the outstanding principal amount of the 2006 Debentures if certain conditions are met, including a requirement that the closing price of the common stock has been equal to or greater than 300% of the conversion price for at least the 10 consecutive days immediately preceding the conversion. The principal amount of the 2006 Debentures is due and payable on March 5, 2006; however, earlier repayment may occur if the Company receives cash proceeds in excess of $2.65 million (the "Excess Amount") from the sale of debt or equity securities, equipment sales to unrelated third parties, operating revenues, or any cash that becomes available to the Company as a result of a reduction in a $3.5 million letter of credit the Company issued to a third party in 1998. If the Excess Amount arises, the Company can elect to distribute one-third of such Excess Amount to EKI in payment of amounts due to EKI under the License Agreement or the Biotec Agreement that have been subordinated to the 2006 Debentures, and one-third of such Excess Amount , with the consent of each applicable debenture holder, as a 102% prepayment of principal and interest of the 2006 Debentures.

      In connection with the March 2003 financing transactions, the Company issued 54,167 shares of common stock to the lead purchaser of the 2006 Debentures and two warrants to a placement agent, both of whom received the instruments as compensation for their services rendered in connection with the transaction. The first of the two warrants is immediately exercisable by the placement agent to purchase 28,810 shares of the Company's common stock for $10.08 per share and expires in March 2006. The second of the two warrants is immediately exercisable by the placement agent to purchase $1.055 million in aggregate principal amount of the 2006 Debentures and 416,667 shares of the Company's common stock, except if, prior to exercise of the warrant, all of the 2006 Debentures have been redeemed, repurchased or converted, in which case the portion of the warrant exercisable into the 2006 Debentures becomes exercisable into common stock as if the 2006 Debentures included in the warrant had been converted to common stock. The exercise price of the convertible debenture portion of the warrant is $1,200 for each $1,000 of principal and is subject to adjustment consistent with the provisions of the 2006 Debentures. The exercise price of the common stock portion of the warrant is $7.20 per share. This warrant also expires in March 2006.

      In 2003, $5.75 million principal amount of the 2006 Debentures was converted into 958,334 shares of common stock.

      At December 31, 2003, the outstanding principal balance of 2006 Debentures was $6.8 million. The remaining shares under the December 2001 shelf registration described above have been used to secure shares potentially issuable upon conversion of the 2006 Debentures.

      At December 31, 2003, the Company was in compliance with all covenants of the 2006 Debentures. However, on March 8, 2004, the Company's common stock was delisted from the Nasdaq Smallcap Market because the Company's market capitalization failed to meet the minimum required standard. In addition, the Company did not make interest payments related to the 2006 Debentures as required on January 31, 2004. These actions put the Company in non-compliance with its covenants under the 2006 Debentures. Management is currently negotiating with the debenture holders for appropriate relief or waiver of these covenants. One of the debenture holders has notified the Company in writing that they are in default and has requested that the Company repurchase the entire principal amount of the 2006 Debentures that they hold at the price specified in the debenture, along with any accrued and unpaid interest. Because the Company can not assure that it will be able to negotiate appropriate relief or a waiver of the applicable covenants, the entire outstanding principal amount of the 2006 Debentures have been classified as current liabilities as of December 31, 2003. (See Subsequent Events).

      During 2002 and 2003, the Company's largest shareholder, EKI, made various simple interest working capital loans to the Company. These loans bear interest at a rate of 7% or 10% per annum, and are payable on demand. As of December 31, 2003, the outstanding principal balance of these loans was $2,755,000. In connection with the March 2003 convertible debenture financing, the remaining outstanding balance of these loans was subordinated to the 2006 Debentures, with strict covenants governing their repayment. In addition, EKI and Biotec agreed to subordinate certain payments to which they were otherwise entitled under the Biotec License Agreement (other than their respective percentages of any royalties received by the Company) to the satisfaction of the Company's payment obligations under the 2006 Debentures. They further agreed not to assert any claims against the Company for breaches of the Biotec License Agreement (other than the assertion of certain equitable remedies to enjoin the Company from, for example, selling products outside its field of use) until such time as the Company's obligations under the 2006 Debentures are satisfied in full. EKI and Biotec also agreed to allow the Company to pledge their respective interests in the EKI and Biotec License Agreements to secure the Company's obligations under the 2006 Debentures, and certain additional concessions were made by EKI and Biotec to permit the Company greater flexibility in selling its rights under the EKI and Biotec License Agreements to third parties in an insolvency context. These rights terminate upon the satisfaction in full of the obligations under the 2006 Debentures. In consideration for its willingness to subordinate the payments and advances that are owed to it, in March 2003 the Company issued to EKI a warrant, expiring in ten years, to acquire 83,333 shares of the Company's common stock for $6.00 per share.

      The Company will have to raise additional funds to meet its current obligations and to cover operating expenses through the year ending December 31, 2004. If the Company is not successful in raising additional capital it may not be able to continue as a going concern for a reasonable period of time. Management plans to address this need by raising cash through either the issuance of debt or equity securities. In addition, the Company expects cash to be generated in 2004 through royalty payments from licensees. Another possible source of funds is the sale or transfer of the commercial production line in Goettingen, Germany to an operating partner. However, the Company can not assure that additional financing will be available to it, or, if available, that the terms will be satisfactory, that it will receive any royalty payments in 2004, or that it will be able to negotiate mutually agreeable terms for the transfer of its commercial production line to an operating partner. Management will also continue in its efforts to reduce expenses, but can not assure that it will be able to reduce expenses below current levels.

      Off-Balance Sheet Arrangements. The Company does not have any off-balance sheet arrangements as of December 31, 2003 and has not entered into any transactions involving unconsolidated, limited purpose entities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's treasury function controls all decisions and commitments regarding cash management and financing arrangements. Treasury operations are conducted within a framework that has been authorized by the board of directors.

      The Company is exposed to interest rate risk on its fixed rate long-term working capital loans to EKI and its fixed rate long-term convertible debenture obligations. As of December 31, 2003, these long-term fixed rate debt obligations totaled approximately $9.555 million. The working capital loans bear interest at a fixed rate of 10% per annum. The convertible debentures bear interest at a fixed rate of 2.0% per annum. While generally an increase in market interest rates will decrease the value of this debt, and decreases in rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of the substantial majority of this debt as there is no active public market for this debt.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Index to Consolidated Financial Statements and Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      As reported in a Form 8-K dated June 26, 2003, on June 26, 2003, the Company received a letter from Deloitte and Touche LLP ("D&T") in which D&T resigned as the Company's independent public accountants.

      D&T's audit reports on the Company's financial statements for the fiscal years ended December 31, 2002 and 2001 (the "Reports") did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports contained an explanatory paragraph concerning the Company's ability to continue as a going concern.

      During the years ended December 31, 2002 and 2001 and through June 26, 2003, there were no disagreements between the Company and D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of D&T would have caused it to make reference to the subject matter of such disagreements in connection with its Reports; and there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K except with respect to the year ended December 31, 2002, as to which D&T sent a letter to the Company's Audit Committee during the last week in June in conjunction with its resignation, which letter was backdated to April 29, 2003, advising the Audit Committee of four reportable conditions in the Company's internal controls noted during the course of the audit for the year ended December 31, 2002, as follows:
(1) a formal process to close accounting periods prior to the production of financial information did not exist, (2) some of the accounting records maintained by the Company did not adequately support amounts recorded in the financial statements, (3) purchase cutoff prodcedures were inadequate, and (4) the Company's accounting personnel did not have the appropriate qualifications and training to fulfill their assigned functions. While the Company believes that certain of the matters reported to the Audit Committee by D&T regarding the year ended December 31, 2002 were untimely, overstated, or inaccurate, it believes that each of the issues raised has already been addressed to the satisfaction of the Audit Committee.

      The Company engaged Farber & Hass, LLP as its new independent accountants as of July 31, 2003.

ITEM 9A. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

      (b) Changes in Internal Control Over Financial Reporting. No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item will be contained in the Company's Proxy Statement for its 2004 annual meeting of stockholders, which will be filed on or before April 29, 2004 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item will be contained in the Company's Proxy Statement for its 2004 annual meeting of stockholders, which will be filed on or before April 29, 2004 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this item will be contained in the Company's Proxy Statement for its 2004 annual meeting of stockholders, which will be filed on or before April 29, 2004 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item will be contained in the Company's Proxy Statement for its 2004 annual meeting of stockholders, which will be filed on or before April 29, 2004 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item will be contained in the Company's Proxy Statement for its 2004 annual meeting of stockholders, which will be filed on or before April 29, 2004 and is incorporated herein by reference.

                                     PART IV


ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      1.    CONSOLIDATED FINANCIAL STATEMENTS:

              Independent Auditors' Reports ....................................................................   F-2

              Consolidated Balance Sheets as of December 31, 2003, and 2002.....................................   F-3

              Consolidated Statements of Operations for the years ended December 31, 2003, 2002, 2001, and
              for the period from November 1, 1992 (inception) through December 31, 2003........................   F-4

              Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2003,
              2002, 2001, 2000, 1999, 1998, 1997, 1996, 1995, 1994 and 1993.....................................   F-5

              Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, 2001, and
              the period from November 1, 1992 (inception) through December 31, 2003............................   F-6

              Notes to the Consolidated Financial Statements....................................................   F-9

      2.    CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

              All schedules have been omitted because they are not required, not applicable, or the information required to be set forth therein is included in the Company's Consolidated Financial Statements or the Notes therein.

(B)   REPORTS ON FORM 8-K

      The Company filed two reports on Form 8-K during the quarter ended December 31, 2003. Information regarding the items reported on is as follows:


     DATE                                       ITEM REPORTED ON
--------------------------------------------------------------------------------

October 17, 2003                 Press  release of the Company dated October 20,
                                 2003, regarding a reverse stock split.

December 1, 2003                 Press release of the Company dated  December 3,
                                 2003,   regarding  filing  of  a  Form  S-3  to
                                 register shares of its common stock and that it was not in compliance with one of the Nasdaq's minimum listing requirements.

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

            3.5   Amended and Restated Bylaws of the Company.(1)

            4.1   Specimen certificate of Common Stock.(1)

            4.3   Form of Warrant to  purchase  Common  Stock  dated  August 12,
                  2002.(9)

            4.4 Form of Note under Loan Agreement dated as of September 9, 2002 between the Company and E. Khashoggi Industries, LLC.(11)

            4.5   Form of Secured Convertible Debenture due March 5, 2006.(13)

            4.6 Intellectual Property Security Agreement dated as of March 5, 2003 among the Company, E. Khashoggi Industries, LLC and the investors signatory thereto.(13)

            4.7 Waiver and Amendment to Debentures and Warrants dated as of March 5, 2003 among the Company and the purchasers identified on the signature pages thereto.(13)

            4.8 Exchange Agreement dated as of March 5, 2003 between the Company and the institutional investor signatory thereto.(13)

            10.1  Amended and Restated License Agreement dated February 28, 1995
                  by   and    between    the    Company    and   E.    Khashoggi
                  Industries("EKI").(2)

            10.2 Registration Rights Agreement dated as of February 28, 1995 by and between the Company and EKI, as amended.(1)

            10.3  EarthShell Container Corporation 1994 Stock Option Plan.(1)

            10.4  EarthShell Container Corporation 1995 Stock Incentive Plan.(1)

            10.5 Form of Stock Option Agreement under the EarthShell Container Corporation 1994 Stock Option Plan.(1)

            10.6 Form of Stock Option Agreement under the EarthShell Container Corporation 1995 Stock Incentive Plan.(1)

            10.7 Warrant to Purchase Stock issued July 2, 1996 by the Company to Imperial Bank.(1)

            10.8 Amended and Restated Technical Services and Sublease Agreement dated October 1, 1997 by and between the Company and EKI.(1)

            10.9 Amended and Restated Agreement for Allocation of Patent Costs dated October 1, 1997 by and between the Company and EKI.(1)

            10.10 Warrant  to  Purchase  Stock  issued  October  6,  1997 by the
                  Company to Imperial Bank.(1)

            10.11 Warrant to  Purchase  Stock  dated  December  31,  1997 by the
                  Company to Imperial Bank.(1)

            10.12 Letter Agreement re Haas/BIOPAC  Technology dated February 17,
                  1998 by and between the Company and EKI.(1)

            10.13 Second   Amendment  to  1995  Stock   Incentive  Plan  of  the
                  Company.(1)

            10.14 Amendment No. 2 to Registration  Rights  Agreement dated as of
                  September 16, 1993.(1)

            10.15 Amendment  No.  2  to  Registration   Rights  Agreement  dated
                  February 28, 1995.(1)

            10.16 Employment  Agreement  dated April 15, 1998 by and between the
                  Company and Vincent J. Truant.(3)

            10.17 First Amendment dated June 2, 1998 to the Amended and Restated
                  License Agreement by and between the Company and E. Khashoggi Industries("EKI").(4)

            10.18 First   Amendment  to  1995  Stock  Incentive   Plan   of  the
                  Company.(5)

            10.19 Third   Amendment  to  1995  Stock   Incentive   Plan  of  the
                  Company.(6)

            10.20 Fourth   Amendment  to  1995  Stock   Incentive  Plan  of  the
                  Company.(6)

            10.21 Lease  Agreement  dated  August 23,  2000 by and  between  the
                  Company and Heaver Properties, LLC.(7)

            10.22 Settlement Agreement with Novamont dated August 3, 2001.(8)

            10.23 Amendment to Common Stock Purchase  Agreement  dated March 28,
                  2001.(8)

            10.24 Securities  Purchase  Agreement  dated as of August  12,  2002 between the Company and the investors signatory thereto.(9)

            10.25 Amendment #1 to Employment  Agreement dated as of May 15, 2002 by and between the Company and Vince Truant.(10)

            10.26 Loan  Agreement  dated as of  September  9, 2002  between  the
                  Company and E. Khashoggi Industries, LLC.(11)

            10.27 Second  Amendment  dated 29 July, 2002 to Amended and Restated
                  License Agreement between E. Khashoggi Industries, LLC and the Company.(12)

            10.28 License and Information Transfer Agreement dated 29 July, 2002 between the Biotec Group and the Company.(12)

            10.29 Loan and Securities  Purchase  Agreement  dated as of March 5,
                  2003   between  the  Company  and  the   investors   signatory
                  thereto.(13)

            10.30 Sublicense  Agreement  dated  February 20, 2004 by and between the Company and Hood Packaging Corporation.

            10.31 Operating and  Sublicense  Agreement  dated October 3, 2002 by and between the Company and Sweetheart Cup Company, Inc.

            10.32 First  Amendment to Operating and Sublicense  Agreement  dated
                  July 2003 by and between the Company and Sweetheart Cup Company, Inc.

            10.33 Lease  Agreement  dated  July 2003  between  the  Company  and
                  Sweetheart Cup Company, Inc.

            10.34 First  Amendment to Lease  Agreement  dated  December 16, 2003 between the Company and Sweetheart Cup Company, Inc.

            14.4 EarthShell Corporation Code of Ethics for Directors, Officers and Employees

            16.1 Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated July 9, 2003, regarding change in certifying accountant. (18)

            23.1  Independent Auditor's consent

            23.2  Independent Auditor's consent

            31.1 Certification of the CEO pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of the CFO pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------

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

 (9) Previously filed as an exhibit to the Company's current report on Form 8-K dated August 12, 2002, and incorporated herein by reference.

(10) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(11) Previously filed as an exhibit to the Company's current report on Form 8-K dated September 17, 2002, and incorporated herein by reference.

(12) Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(13) Previously filed as an exhibit to the Company's current report on Form 8-K dated March 5, 2003, and incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 13, 2004.

                                        EARTHSHELL CORPORATION

                                        By:  /s/ Simon K. Hodson
                                            ------------------------------------
                                            Simon K. Hodson
                                            Vice Chairman of the Board and
                                            Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


       SIGNATURE                                   TITLE                               DATE
       ---------                                   -----                               ----
 /s/ Essam Khashoggi                      Chairman of the Board                  April 13, 2004
------------------------------
    Essam Khashoggi

                                     Vice Chairman of the Board and Chief
                                    Executive Officer (Principal Executive        April 13, 2004
  /s/ Simon K. Hodson                           Officer)
------------------------------
    Simon K. Hodson


                                   Chief Financial Officer and Secretary          April 13, 2004
  /s/ D. Scott Houston                (Principal Financial Officer)
------------------------------
   D. Scott Houston


                                                 Controller                       April 13, 2004
  /s/ Michael P. Hawks               (Principal Accounting Officer)
------------------------------
   Michael P. Hawks


  /s/ John Daoud                                  Director                        April 13, 2004
------------------------------
      John Daoud


  /s/ Layla Khashoggi                             Director                        April 13, 2004
------------------------------
    Layla Khashoggi


  /s/ Hamlin Jennings                             Director                        April 13, 2004
------------------------------
    Hamlin Jennings


  /s/ Walker Rast                                 Director                        April 13, 2004
------------------------------
      Walker Rast


  /s/ George Roland                               Director                        April 13, 2004
------------------------------
     George Roland


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Index to Consolidated Financial Statements and Schedules...............................................  F-1

Independent Auditors' Reports .........................................................................  F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002...........................................  F-3

Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001, and for the period from November 1, 1992 (inception) through December 31, 2003.............................  F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2003, 2002,
2001, 2000, 1999, 1998, 1997, 1996, 1995, 1994, and 1993...............................................  F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001, and for the period from November 1, 1992 (inception) through December 31, 2003.............................  F-6

Notes to Consolidated Financial Statements.............................................................  F-9


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

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of EarthShell Corporation:

         We have audited the accompanying consolidated balance sheet of EarthShell Corporation (a development stage enterprise) (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the year then ended, and for the period from November 1, 1992 (inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the year ended December 31, 2002, and for the period from November 1, 1992 (inception) through December 31, 2002 were audited by other auditors whose report, dated April 29, 2003, expressed an unqualified opinion on those statements and included an explanatory paragraph relating to the Company's ability to continue as a going concern. The financial statements for the period from November 1, 1992 (inception) through December 31, 2002 total a net loss of $295,833,940. The other auditor's report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, based on our audit and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, and for the period from November 1, 1992 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in the commercialization of foodservice disposable packaging with the environment in mind. As discussed in the notes to the consolidated financial statements, during the period from November 1, 1992 (inception) to December 31, 2003, the Company has incurred a cumulative net loss of approximately $314,000,000 and has a working capital deficit of $7,900,000 at December 31, 2003. In addition, in March 2004 the Company was delisted from the NASDQ Smallcap Market and did not make the January 2004 interest payments on its 2006 Debentures, which has caused the Company to be in default on the 2006 Debentures. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Farber & Hass LLP

Camarillo, California
March 23, 2004

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of EarthShell Corporation:

      We have audited the accompanying consolidated balance sheet of EarthShell Corporation (a development stage enterprise) (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2002 and for the period from November 1, 1992 (inception) through December 31, 2002 (not separately presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 and for the period from November 1, 1992 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in the commercialization of foodservice disposable packaging with the environment in mind. As discussed in the notes to the consolidated financial statements, during the period from November 1, 1992 (inception) to December 31, 2002, the Company has incurred a cumulative net loss of $295,833,940 and has a working capital deficit at December 31, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Los Angeles, California
April 29, 2003 (April 13, 2004 as to the one-for-twelve reverse stock split of the Company's common stock)

                             EARTHSHELL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,
                                                                      --------------------------------
                                                                           2003             2002
                                                                      --------------------------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents ....................................     $   1,901,639      $     111,015
   Restricted cash ..............................................                --         12,500,000
   Prepaid expenses and other current assets ....................           323,680            570,802
                                                                      --------------------------------
      Total current assets ......................................         2,225,319         13,181,817

PROPERTY AND EQUIPMENT, NET .....................................            61,794          4,476,174
EQUIPMENT HELD FOR SALE .........................................                 1                 --
INVESTMENT IN JOINT VENTURE .....................................                --            366,012
                                                                      --------------------------------

TOTALS ..........................................................     $   2,287,114      $  18,024,003
                                                                      ================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses ........................     $   4,853,413      $   7,904,957
   Payable to related party .....................................                --            578,779
   Accrued purchase commitment ..................................                --          3,500,000
   Notes payable to related party ...............................                --          1,745,000
   Convertible debentures, net of discount of $1,505,755 and
      $1,232,047 as of December 31, 2003 and 2002, respectively .         5,294,245          7,767,953
                                                                      --------------------------------

      Total current liabilities .................................        10,147,658         21,496,689

PAYABLES TO RELATED PARTY .......................................         1,839,108                 --
NOTES PAYABLE TO RELATED PARTY, NET OF DISCOUNT OF $219,210 .....         2,535,790                 --
OTHER LONG-TERM LIABILITY .......................................            33,333                 --
                                                                      --------------------------------

      Total liabilities .........................................        14,555,889         21,496,689
                                                                      --------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICT
   Preferred Stock, $.01 par value, 10,000,000 shares authorized;
      9,170,000 Series A shares designated;  no shares
      issued and outstanding as of December 31, 2003 and 2002 ...                --                 --
   Common stock, $.01 par value, 25,000,000 shares authorized;
      14,128,966 and 12,054,637 shares issued and outstanding as
      of December 31, 2003 and 2002, respectively ...............           141,290            120,546
   Additional paid-in common capital ............................       302,033,746        292,257,340
   Deficit accumulated during the development stage .............      (314,350,681)      (295,833,940)
   Accumulated other comprehensive loss .........................           (93,130)           (16,632)
                                                                      --------------------------------

      Total stockholders' deficit ...............................       (12,268,775)        (3,472,686)
                                                                      --------------------------------

TOTALS ..........................................................     $   2,287,114      $  18,024,003
                                                                      ================================


                 See Notes to Consolidated Financial Statements.

                             EARTHSHELL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                NOVEMBER 1, 1992
                                                                           YEAR ENDED DECEMBER 31,                 (INCEPTION)
                                                        ----------------------------------------------------  THROUGH DECEMBER 31,
                                                                 2003             2002              2001              2003
                                                        ------------------------------------------------------------------------
Operating Expenses
   Related party license fee and research and
     development expenses............................       $ 1,312,374       $ 1,488,070       $ 1,465,250       $ 71,191,282
   Other research and development expenses...........         8,234,416        25,401,869        45,683,165        142,512,071
   Related party general and administrative expenses
     (reimbursements)................................            (4,074)          (24,444)          (24,444)         2,187,540
   Other general and administrative expenses.........         5,790,473         9,614,037         9,658,116         68,213,158
   Depreciation and amortization.....................           379,949         3,099,367         5,874,144         22,841,379
   Related party patent expenses.....................                --                --                --          8,693,105
   Gain on sales of property and equipment...........          (451,940)         (441,413)               --           (893,353)
                                                        ------------------------------------------------------------------------
      Total operating expenses.......................        15,261,198        39,137,486        62,656,231        314,745,182

Other (Income) Expenses
   Interest income...................................           (95,176)         (134,391)         (355,520)       (10,904,809)
   Related party interest expense....................           445,628            66,599                --          5,282,958
   Other interest expense............................         1,440,118           199,880                --          3,428,736
   Other income......................................          (399,701)               --                --           (399,701)
   Loss on extinguishment of debentures..............         1,697,380                --                --          1,697,380
   Debenture conversion cost.........................           166,494           320,970                --            487,464
                                                        ------------------------------------------------------------------------

Loss Before Income Taxes.............................        18,515,941        39,590,544        62,300,711        314,337,210
Income Taxes.........................................               800               800               800             13,471
                                                        ------------------------------------------------------------------------

Net Loss.............................................        18,516,741        39,591,344        62,301,511        314,350,681
Preferred Dividends..................................                --                --                --          9,926,703
                                                        ------------------------------------------------------------------------
Net Loss Available to Common Stockholders............       $18,516,741       $39,591,344       $62,301,511       $324,277,384
                                                        ========================================================================

Basic and Diluted Loss Per Common Share..............       $      1.40       $      3.51       $      6.66       $       38.44
Weighted Average Number of Common Shares Outstanding.        13,266,668        11,277,170         9,352,641           8,435,523

                 See Notes to Consolidated Financial Statements.

                             EARTHSHELL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY


                                         CUMULATIVE CONVERTIBLE
                                            PREFERRED STOCK                     ADDITIONAL
                                                SERIES A                          PAID-IN                COMMON STOCK
                                   -----------------------------------           PREFERRED         --------------------------
                                         SHARES             AMOUNT                CAPITAL            SHARES         AMOUNT
                                   --------------------------------------------------------------------------------------------
ISSUANCE OF COMMON STOCK
   AT INCEPTION .................              --               --                         --       6,877,500   $       3,150
Sale of preferred stock,
   net ..........................       6,988,850    $         267              $  24,472,734              --              --
Net loss ........................              --               --                         --              --              --
                                   --------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,
   1993 .........................       6,988,850              267                 24,472,734       6,877,500           3,150
Net loss ........................              --               --                         --              --              --
                                   --------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,
   1994 .........................       6,988,850              267                 24,472,734       6,877,500           3,150
Contribution to equity ..........              --               --                         --              --              --
Net loss ........................              --               --                         --              --              --
                                   --------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,
   1995 .........................       6,988,850              267                 24,472,734       6,877,500           3,150
Contribution to equity ..........              --               --                         --              --              --
Issuance of stock
   warrants .....................              --               --                         --              --              --
Net loss ........................              --               --                         --              --              --
                                   --------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,
   1996 .........................       6,988,850              267                 24,472,734       6,877,500           3,150
Compensation related to
   stock options,
   warrants and stock
   grants .......................              --               --                         --              --              --
Net loss ........................              --               --                         --              --              --
                                   --------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,
   1997 .........................       6,988,850              267                 24,472,734       6,877,500           3,150
262 to 1 stock split.............           5,557           (5,557)                        --          65,625         (65,625)
Conversion of preferred
   stock into common
   stock ........................      (6,988,850)          (5,824)                   582,404           5,824      24,467,177
Issuance of common stock ........              --               --                         --         877,193           8,772
Preferred stock dividends .......              --               --                         --              --              --
Net loss ........................              --               --                         --              --              --
                                   --------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,
   1998 .........................              --               --                         --       8,337,097          83,371
Net loss ........................              --               --                         --              --              --
                                   --------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,
   1999 .........................              --               --                         --       8,337,097          83,371
Issuance of common stock ........              --               --                         --         371,431           3,714
Net loss ........................              --               --                         --              --              --
                                   --------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,
   2000 .........................              --               --                         --       8,708,528          87,085
Issuance of common stock ........              --               --                         --       1,126,727          11,267
Compensation related to
   stock options,
   warrants and stock
   grants .......................              --               --                         --          25,000             250
Net loss ........................              --               --                         --              --              --
                                   --------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,
   2001 .........................              --               --                         --       9,860,255          98,602
Issuance of common stock ........              --               --                         --       2,025,686          20,257
Common stock warrants
   issued in connection
   with convertible
   debentures ...................              --               --                         --              --              --
Conversion of
   convertible
   debentures to common
   stock ........................              --               --                         --         168,696           1,687
Debenture conversion
   costs ........................              --               --                         --              --              --
Net loss ........................
Foreign currency
   translation adjustment .......              --               --                         --              --              --

Comprehensive loss ..............              --               --                         --              --              --
                                   --------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,
   2002 .........................              --               --                         --      12,054,637         120,546

Issuance of common stock ........              --               --                         --         137,264           1,373
Common stock and common
   stock warrants issued
   in connection with
   issuance of
   convertible debentures .......              --               --                         --         624,747           6,248
Conversion of
   convertible
   debentures to common
   stock ........................              --               --                         --       1,312,318          13,123
Debenture conversion
   costs ........................              --               --                         --              --              --
Net loss ........................              --               --                         --              --              --
Foreign currency
   translation
   adjustment ...................              --               --                         --              --              --

Comprehensive loss ..............              --               --                         --              --              --
                                   --------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,
   2003 .........................              --         $     --              $          --      14,128,966   $     141,290
                                   ============================================================================================


                                                           DEFICIT
                                          ADDITIONAL     ACCUMULATED           ACCUMULATED
                                           PAID-IN         DURING                OTHER
                                            COMMON         DEVELOP-           COMPREHENSIVE
                                           CAPITAL        MENT STAGE              LOSS                   TOTALS
                                      -------------------------------------------------------------------------------------
ISSUANCE OF COMMON STOCK
   AT INCEPTION ....................     $       6,850               --               --               $      10,000
Sale of preferred stock,
   net .............................                --               --               --                  24,473,001
Net loss ...........................                --    $  (7,782,551)              --                  (7,782,551)
                                      -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,
   1993 ............................             6,850       (7,782,551)              --                  16,700,450
Net loss ...........................                --      (16,582,080)              --                 (16,582,080)
                                      -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,
   1994 ............................             6,850      (24,364,631)              --                     118,370
Contribution to equity .............         1,117,723               --               --                   1,117,723
Net loss ...........................                --      (13,914,194)              --                 (13,914,194)
                                      -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,
   1995 ............................         1,124,573      (38,278,825)              --                 (12,678,101)
Contribution to equity .............           650,000               --               --                     650,000
Issuance of stock
   warrants ........................           246,270               --               --                     246,270
Net loss ...........................                --      (16,950,137)              --                 (16,950,137)
                                      -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,
   1996 ............................         2,020,843      (55,228,962)              --                 (28,731,968)
Compensation related to
   stock options,
   warrants and stock
   grants ..........................         3,156,659               --               --                   3,156,659
Net loss ...........................                --      (18,992,023)              --                 (18,992,023)
                                      -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,
   1997 ............................         5,177,502      (74,220,985)              --                 (44,567,332)
262 to 1 stock split................                --               --               --                          --
Conversion of preferred
   stock into common
   stock ...........................                --               --               --
Issuance of common stock ...........       205,979,984               --               --                 205,988,756
Preferred stock dividends ..........        (9,926,703)              --               --                  (9,926,703)
Net loss ...........................                --      (26,620,052)              --                 (26,620,052)
                                      -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,
   1998 ............................       225,632,335     (100,841,037)              --                 124,874,669
Net loss ...........................                --      (44,188,443)              --                 (44,188,443)
                                      -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,
   1999 ............................       225,632,335     (145,029,480)              --                  80,686,226
Issuance of common stock ...........        10,518,074               --               --                  10,521,788
Net loss ...........................                --      (48,911,605)              --                 (48,911,605)
                                      -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,
   2000 ............................       236,150,409     (193,941,085)              --                  42,296,409
Issuance of common stock ...........        30,542,773               --               --                  30,554,040
Compensation related to
   stock options,
   warrants and stock
   grants ..........................           986,869               --               --                     987,119
Net loss ...........................                --      (62,301,511)              --                 (62,301,511)
                                      -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,
   2001 ............................       267,680,051     (256,242,596)              --                  11,536,057
Issuance of common stock ...........        21,881,459               --               --                  21,901,716
Common stock warrants
   issued in connection
   with convertible
   debentures ......................         1,521,046               --               --                   1,521,046
Conversion of
   convertible
   debentures to common
   stock ...........................           998,313               --               --                   1,000,000
Debenture conversion
   costs ...........................           176,471               --               --                     176,471
Net loss ...........................                        (39,591,344)                                 (39,591,344)
Foreign currency
   translation adjustment ..........                --               --    $     (16,632)                    (16,632)
                                                                                                      ---------------------

Comprehensive loss .................                --               --               --                 (39,607,976)
                                      -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,
   2002 ............................       292,257,340     (295,833,940)         (16,632)                 (3,472,686)

Issuance of common stock ...........           811,267               --               --                     812,640
Common stock and common
   stock warrants issued
   in connection with
   issuance of
   convertible debentures ..........         2,921,594               --               --                   2,927,842
Conversion of
   convertible
   debentures to common
   stock ...........................         7,536,877               --               --                   7,550,000
Debenture conversion
   costs ...........................        (1,493,332)              --               --                  (1,493,332)
Net loss ...........................                --      (18,516,741)              --                 (18,516,741)
Foreign currency
   translation
   adjustment ......................                --               --          (76,498)                    (76,498)
                                                                                                      ---------------------

Comprehensive loss .................                --               --               --                 (18,593,239)
                                      -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,
   2003 ............................     $ 302,033,746    $(314,350,681)   $     (93,130)              $ (12,268,775)
                                      ====================================================================================

                 See Notes to Consolidated Financial Statements.

                             EARTHSHELL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                   NOVEMBER 1,
                                                                                                                      1992
                                                                                                                  (INCEPTION)
                                                                    YEAR ENDED DECEMBER 31,                         THROUGH
                                                  ---------------------------------------------------------       DECEMBER 31,
                                                             2003                2002                2001             2003
                                                  ----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss .......................................     $ (18,516,741)     $ (39,591,344)     $ (62,301,511)     $(314,350,681)
Adjustments to reconcile net loss to net cash
      used in operating activities
   Depreciation and amortization ...............           379,949          3,099,367          5,874,144         22,841,379
   Amortization and accretion of debenture issue
      costs ....................................           955,574            144,500                 --          1,371,351
   Debenture conversion costs ..................           166,494            320,970                 --            487,464
   Gain on change in fair value of warrant
      obligation ...............................          (399,701)                --                 --           (399,701)
   Loss on extinguishment of debentures ........         1,697,380                 --                 --          1,697,380
   Beneficial conversion value due to change in
      debentures conversion price ..............           360,000                 --                 --            360,000
   Loss on sale, disposal or impairment
      of property and equipment ................         3,548,059          9,340,375         19,386,412         50,761,599
   Equity in the losses of joint venture .......           392,116             20,263             37,153            541,542
   Accrued purchase commitment .................        (1,855,000)         3,500,000                 --          1,645,000
   Compensation related to issuance of stock,
      stock options and warrants to directors,
      consultants and officers .................                --                 --            987,119          4,848,641
   Net loss on sale of investments .............                --                 --                 --             32,496
   Accretion of discounts on investments .......                --                 --                 --           (410,084)
   Other non-cash items ........................            50,198                 --                 --             50,198
Changes in operating assets and liabilities
   Prepaid expenses and other current assets ...           264,153              9,670            (87,583)          (306,649)
   Accounts payable and accrued expenses .......        (2,339,720)          (444,851)         2,438,911          4,706,951
   Payable to related party ....................         1,214,683            578,779           (266,312)         1,839,108
   Accrued purchase commitment .................        (1,645,000)                --                 --         (1,645,000)
   Other long-term liability ...................            33,333                 --                 --             33,333
                                                  ----------------------------------------------------------------------------------

      Net cash used in operating activities ....       (15,694,223)       (23,022,271)       (33,931,667)      (225,895,673)
                                                  ==================================================================================

                                                                                                                   NOVEMBER 1,
                                                                                                                      1992
                                                                                                                  (INCEPTION)
                                                                    YEAR ENDED DECEMBER 31,                         THROUGH
                                                  ---------------------------------------------------------       DECEMBER 31,
                                                             2003                2002                2001             2003
                                                  ----------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of restricted time deposit in
   connection with purchase commitment .........                --                 --                 --         (3,500,000)
Proceeds from release of restricted time deposit
   upon settlement of purchase commitment ......         3,500,000                 --                 --          3,500,000
Purchase of investments U.S. government
   securities ..................................                --                 --                 --        (52,419,820)
Proceeds from sales and redemptions of
   investments .................................                --                 --                 --         52,797,408
Proceeds from sales of property and equipment ..           487,691            477,566                 --          1,262,927
Investment in joint venture ....................           (26,104)                --                 --           (541,542)
Purchases of property and equipment ............            (1,320)        (2,802,371)        (3,586,020)       (75,799,435)
                                                  ----------------------------------------------------------------------------------

      Net cash provided by (used in) investing
        activities .............................         3,960,267         (2,324,805)        (3,586,020)       (74,700,462)
                                                  ==================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock .........                --         21,901,716         30,554,040        284,852,820
Common stock issuance costs ....................                --                 --                 --        (15,178,641)
Proceeds from issuance of common stock and
   convertible debentures, net of issuance costs
   and discounts amounting to approximately $3.4
   million .....................................         8,711,844                 --                 --          8,711,844
Proceeds from issuance of convertible debentures                --         10,000,000                 --         10,000,000
Purchase of restricted time deposit in
   connection with issuance of convertible
   debentures ..................................                --        (10,000,000)                --        (10,000,000)
Proceeds from release of restricted time deposit
   upon conversion of convertible debentures
   into common stock ...........................         1,800,000          1,000,000                 --          2,800,000
Proceeds from release of restricted time deposit
   upon exchange of convertible debentures .....         2,000,000                 --                 --          2,000,000
Proceeds from release of restricted time deposit
   for repayment of convertible debentures .....         5,200,000                 --                 --          5,200,000
Repayment of convertible debentures ............        (5,200,000)                --                 --         (5,200,000)
Proceeds from issuance of notes payable to
   related party ...............................         1,010,000          4,825,000                 --         20,105,000
Repayment of notes payable to related
    party ......................................                --         (3,080,000)                --        (15,325,651)
Proceeds from drawings on line of credit with
   bank ........................................                --                 --                 --         14,000,000
Repayment of line of credit with bank ..........                --                 --                 --        (14,000,000)
Preferred dividends paid .......................                --                 --                 --         (9,926,703)
Proceeds from issuance of preferred stock ......                --                 --                 --         25,675,000
Preferred stock issuance costs .................                --                 --                 --         (1,201,999)
                                                  ----------------------------------------------------------------------------------

      Net cash provided by financing activities         13,521,844         24,646,716         30,554,040        302,511,670

Effect of exchange rate changes on cash and cash
   equivalents .................................             2,736            (16,632)                --            (13,896)
                                                  ----------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         1,790,624           (716,992)        (6,963,647)         1,901,639
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .           111,015            828,007          7,791,654                 --
                                                  ----------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .......     $   1,901,639      $     111,015      $     828,007      $   1,901,639
                                                  ==================================================================================

                                                                                                                   NOVEMBER 1,
                                                                                                                      1992
                                                                                                                  (INCEPTION)
                                                                    YEAR ENDED DECEMBER 31,                         THROUGH
                                                  ---------------------------------------------------------       DECEMBER 31,
                                                             2003                2002                2001             2003
                                                  ----------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for
   Income taxes ................................     $         800      $         800      $         800      $      12,671
   Interest ....................................           111,353             21,058                 --          3,160,651
Common stock warrants issued in connection with
   convertible debentures ......................           745,562          1,521,046                 --          2,572,776
Conversion of convertible debentures into common
   stock .......................................         7,550,000          1,000,000                 --          8,550,000
Transfer of property from EKI ..................                --                 --                 --             28,745
Conversion of preferred stock into common stock                 --                 --                 --             69,888
Interest paid in common stock ..................            95,339                 --                 --             95,339
Commission paid in common stock ................            29,500                 --                 --             29,500
Common stock issued to service providers in
   connection with the March 2003 financing ....           484,500                 --                 --            484,500


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

      In 2003, warrants for the purchase of $1.055 million in aggregate principal amount of convertible debentures and 70,477 shares of common stock were issued in connection with the issuance of convertible debentures. The estimated fair value of the warrants of $442,040, based upon the Black-Scholes method of valuation, was recorded as an original issue discount thereby reducing the carrying value of the convertible debentures and as an increase in additional paid-in common capital.

      In 2003, warrants for the purchase of 83,333 shares of common stock were issued to EKI, in connection with the issuance of convertible debentures, in consideration for its willingness to subordinate amounts owed to it. The estimated fair value of the warrants of $303,522, based upon the Black-Scholes method of valuation, was recorded as an original issue discount thereby reducing the carrying value of the notes payable to EKI and as an increase in additional paid-in common capital.

      In 2003, 137,264 shares of common stock were issued to satisfy accounts payable and accrued interest payable of $812,640.

      In 2002, warrants for the purchase of 208,333 shares of common stock were issued in connection with the issuance of convertible debentures. The estimated fair value of the warrants of $1,521,046, based upon the Black-Scholes method of valuation, was recorded as an original issue discount thereby reducing the carrying value of the convertible debentures and as an increase in additional paid-in common capital.

      In 2001, 25,000 shares of common stock were granted to consultants and officers with a fair market value on the date of grant of $792,353.

      In 2001, 10,833 stock options were granted to consultants. The Company recorded $194,766 of expense in conjunction with these transactions.

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

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the period from November 1, 1992 (inception) to December 31, 2003, the Company has incurred a cumulative net loss of $314,350,681 and has a working capital deficit of $7,922,339 at December 31, 2003. These factors, along with others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

      The Company will have to raise additional funds to meet its current obligations and to cover operating expenses through the year ending December 31, 2004. If the Company is not successful in raising additional capital it may not be able to continue as a going concern for a reasonable period of time. Management plans to address this need by raising cash through either the issuance of debt or equity securities. In addition, the Company expects cash to be generated in 2004 through royalty payments from licensees. Another possible source of funds is the sale or transfer of the commercial production line in Goettingen, Germany to an operating partner. However, the Company can not assure that additional financing will be available to it, or, if available, that the terms will be satisfactory, that it will receive any royalty payments in 2004, or that it will be able to negotiate mutually agreeable terms for the transfer of its commercial production line to an operating partner. Management will also continue in its efforts to reduce expenses, but can not assure that it will be able to reduce expenses below current levels.

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

      In January 2004, the Company announced that it was not in compliance with a Nasdaq SmallCap Market minimum requirement. On March 8, 2004 the Company's common stock was delisted by the Nasdaq SmallCap Market and trading was moved to the over-the-counter (OTC) Pink Sheets Electronic Quotation Service. The stock trades under the symbol "ERTH.PK."

                              LOSS PER COMMON SHARE

      Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding plus an assumed increase in common shares outstanding for potentially dilutive securities, which consist of options and warrants to acquire common stock and convertible debentures. Net loss as reported is adjusted for preferred dividends. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be antidilutive. The dilutive effect of options and warrants to acquire common stock is measured using the treasury stock method. The dilutive effect of convertible debentures is measured using the if converted method. Basic and diluted loss per common share is the same for all periods presented because the impact of potentially dilutive securities is anti-dilutive. The dilutive effect of potentially dilutive securities was 54 shares, 38,596 shares, and 38,884 shares for the years ended at December 31, 2003, 2002 and 2001, respectively.

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

      Since 1998, the Company has been primarily engaged in commercial validation of EarthShell Packaging for plates, bowls, hinged-lid containers, and sandwich wraps, and other market development activities. During this stage, the Company has worked to demonstrate the commercial viability of its business model by optimizing product design, garnering support from key members of the environmental community, expanding validation of the environmental profile through third party evaluations, developing commercially viable manufacturing processes, establishing and refining licensing arrangements with the Company's licensees, and validating product performance and price acceptance through commercial contracts with influential purchasers in key segments of the foodservice market. In cooperation with its operating partners, the Company financed and built initial commercial demonstration production capacity and has sold limited quantities of plates, bowls, and hinged-lid containers. In 2003, the Company ceased commercial demonstration production activity and is relying on its equipment and manufacturing partners to demonstrate and to guarantee the long-term manufacturability of EarthShell Packaging(R).

      As demonstration of the business fundamentals to licensees is accomplished, the Company expects that its operating partners will build production capacity. The Company intends to expand the use of EarthShell
Packaging in the U.S. and in international markets through agreements with additional licensees. By leveraging the infrastructure of its licensees, the Company believes the go-to-market strategy will accelerate the market penetration of EarthShell Packaging.

      Currently, the Company's strategic relationships include Detroit Tool and Equipment ("DTE"), Sweetheart Cup Company Inc. ("Sweetheart"), and Hood Packaging Corporation, all in the U.S. The Company has not recorded any revenues from operations since its inception, and proceeds from sales of plates, bowls and hinged-lid containers to date have been insignificant and have been recorded as an offset to the costs of its demonstration manufacturing operations.

      As part of the Company's initial public offering on March 27, 1998, the Company issued 877,193 shares of common stock, for which it received net proceeds of $206 million. On April 18, 2000 and January 4, 2001, the Company filed S-3 shelf registration statements for 416,667 and 1,250,000 shares, respectively, of the Company's common stock. During the years ended December 31, 2002, 2001, and 2000 the Company sold approximately 0.1 million, 1.1 million and
0.4  million  shares of common  stock  under such  registration  statements  and received net proceeds from such sales of approximately $2.3 million, $30.6 million and $10.5 million, respectively. All shares available under such registration statements had been sold as of December 2002.

      In December of 2001, the Company filed an additional shelf registration statement providing for the sale of up to $50 million of securities, including secured or unsecured debt securities, preferred stock, common stock, and warrants. These securities could be offered, separately or together, in distinct series, and amounts, at prices and terms to be set forth in the prospectus contained in the registration statement, and in subsequent supplements to the prospectus. During the year ended December 31, 2002, the Company sold 1.9 million shares of common stock under such registration statement and received net proceeds from such sales of $19.6 million.

      On August 12, 2002, the Company issued $10.0 million in aggregate principal amount of convertible debentures, due August 2007, (the "2007
Debentures") and warrants to purchase 0.2 million shares of common stock to institutional investors for proceeds of $10.0 million (see Convertible Debenture). The terms of the debentures required the proceeds be held in restricted cash accounts linked to irrevocable letters of credit in favor of each debenture holder such that unrestricted access to the proceeds from the sale of the debentures generally occurred only upon conversion of the debentures into shares of the Company's common stock (see Restricted Cash). In 2002 and 2003, $2.8 million of the debentures were converted to common stock. In March 2003, the Company issued $10.55 million in aggregate principal amount of convertible debentures, due March 2006 (the "2006 Debentures"), and 0.5 million shares of common stock to a group of institutional investors for net proceeds of approximately $9.0 million. In connection with this transaction, the Company repaid $5.2 million of the remaining balance of the 2007 Debentures, and exchanged $2.0 million of the 2007 Debentures for the 2006 Debentures. This transaction provided the Company with net proceeds of approximately $11.0 million. The Company's use of these proceeds was subject to a number of restrictions. In 2003, $5.75 million of the 2006 Debentures were converted to common stock. The remaining shares under the December 2001 shelf registration described above have been used to secure shares potentially issuable upon conversion of the remainder of the 2006 Debentures.

      During 2002 and 2003, the Company's largest shareholder, EKI, made various simple interest working capital loans to the Company. These loans bear interest at a rate of 7% or 10% per annum, and are payable on demand. As of December 31, 2003, the outstanding principal balance of these loans was $2,755,000. In connection with the March 2003 convertible debenture financing the remaining outstanding balance of these loans was subordinated to the 2006 Debentures, with strict covenants governing their repayment. (See Related Party Transactions).

                        RECENT ACCOUNTING PRONOUNCEMENTS

      The FASB recently issued the following statements:

      In April 2002, the FASB issued 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt and an amendment of that statement, SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The rescission of these Statements alters the financial reporting requirements from gains and losses resulting from the extinguishments of debt. These gains or losses should now be reported before extraordinary items, unless the two requirements for extraordinary items are met. This statement also rescinds SFAS 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary shall be reclassified. The provision of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002.

      In June of 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. The Company adopted the provisions of SFAS 146 effective January 1, 2003.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company follows APB 25 in accounting for its employee stock options. The disclosure provision of SFAS 148 is effective for years ending after December 15, 2002 and has been incorporated into these consolidated financial statements and accompanying footnotes.

      In January 2003 the Financial Accounting Standards Board ("FASB") issued Interpretation 46 "Consolidation of Variable Interest Entities, an
interpretation of ARB No. 51". This Interpretation requires a Company to consolidate the financial statements of a "Variable Interest Entity" ("VIE"), sometimes also known as a "special purpose entity", even if the entity does not hold a majority equity interest in the VIE. The Interpretation requires that if a business enterprise has a "controlling financial interest" in a VIE, the assets, liabilities, and results of the activities of the VIE should be included in consolidated financial statements with those of the business enterprise, even if it holds a minority equity position. This Interpretation was effective immediately for all VIE's created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for VIE's in which a Company holds a variable interest that it acquired before February 1, 2003. In December 2003, the FASB issued a revision to FIN 46 ("FIN46R") to clarify some of the provisions of FIN 46. The Company currently has no entities which have the characteristics of a variable interest entity. Furthermore, the Company's adoption of the remaining provisions of FIN 46R in the quarter ending March 31, 2004 did not have an impact on the Company's financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer of debt classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances) instead of equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this Statement on July 1, 2003.

      The Company does not believe that any of these recent accounting pronouncements have had or will have a material impact on their financial position or results of operations.

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

                               REVERSE STOCK SPLIT

      Effective as of October 31, 2003, the Company's Board of Directors ("Board") approved an amendment to the Company's Certificate of Incorporation to effect a reverse split of the Company's common stock. This action by the Board followed approval by 88% of the stockholders of a proposal at the 2003 Annual Meeting of the Company that authorized the Board to take such action. The decision by the Board was prompted by the need to maintain compliance with certain covenants of the Company's 2006 debentures that require the Company to retain its listing on a national market.

      After careful analysis, the Board approved the final ratio for the split at one-for-twelve (1:12), whereby each twelve shares of the company's issued and outstanding common stock was automatically converted into one share of new common stock. The percentage of the Company's stock owned by each shareholder remained the same. No fractional shares were issued, and instead, the Company's transfer agent aggregated and sold any fractional shares on the open market and distributed the pro rata share of the cash proceeds to the holders of fractional share interests.

      The reverse split has been retroactively reflected in these financial statements.

      In conjunction with the reverse split, the authorized shares of common stock were reduced from 200 million to 25 million as of October 31, 2003.

              DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2003 and 2002, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, the fair value of payables to related parties and notes payable to related party cannot be determined due to their related party nature. In addition, it is impractical for the Company to estimate the fair value of the convertible debentures because a market for such debentures does not readily exist. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                  CONCENTRATION OF RISK - FINANCIAL INSTRUMENTS

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of Cash and Cash Equivalents. The Company places its excess cash in reputable financial institutions
($1,861,538) and in high quality money market fund deposits ($39,801). Cash deposits in excess of those federally insured amounted to $1,753,523 at December 31, 2003. Money market fund deposits are subject to market fluctuations and there is no guarantee as to their ultimate value.

                                RECLASSIFICATIONS

      Certain items in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

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

                                 RESTRICTED CASH

      At March 30, 1998, a certificate of deposit for $3.5 million was opened as collateral for the letter of credit related to the Company's obligation under a letter agreement between the Company's majority stockholder, EKI, and the Company relating to a patent purchase agreement between EKI and a third party, as discussed in the Commitments note, and was classified as restricted cash on the December 31, 2002 balance sheet. The $3.5 million certificate of deposit was reflected as a current asset in the December 31, 2002 balance sheet since the obligation would become payable on or about December 31, 2003. With the negotiation and payment of the reduced obligation amount in the fourth quarter of 2003, both the letter of credit and certificate of deposit were released. Therefore, no cash remains restricted for this obligation as of December 31, 2003. (See Commitments).

      In August 2002, proceeds from the issuance of $10.0 million of the 2007 Debentures (see Convertible Debentures note) were used to purchase restricted cash deposits to secure irrevocable letters of credit in favor of the debenture holders. Unrestricted access to the proceeds of the debentures occurred generally only upon conversion of the debentures into shares of the Company's common stock, accompanied by pro rata reductions in the letters of credit. At December 31, 2002, $9.0 million of the proceeds were used to secure the irrevocable letters of credit. In 2003, the Company prepaid $5.2 million and restructured $2.0 million of these secured convertible debentures, while the remaining $1.8 million were converted to common stock. At December 31, 2003, there were no 2007 Debentures outstanding.

                    PREPAID EXPENSES AND OTHER CURRENT ASSETS

      The following is a summary of prepaid expenses and other current assets at December 31:

                                                      2003         2002
                                                    --------     --------
Recoverable foreign taxes-VAT..................     $158,491     $  7,408
Prepaid expenses and other current assets .....      165,189      563,394
                                                    --------     --------

Total Prepaid Expenses and Other Current Assets     $323,680     $570,802
                                                    ========     ========

                         EVALUATION OF LONG-LIVED ASSETS

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

               PROPERTY AND EQUIPMENT AND EQUIPMENT HELD FOR SALE

      Property and equipment are carried at cost. Depreciation and amortization is provided for using the straight-line method for financial reporting purposes based upon the estimated useful lives of the assets which range from three to seven years. The cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income. As described further below, the Company wrote down property and equipment related to commercialization of the EarthShell Packaging products technology by $4.0 million in 2003, $9.8 million in 2002, and $19.4 million in 2001. The impairment charges were expensed to "Other research and development" in the accompanying Statements of Operations.

      The cost and accumulated depreciation of property and equipment and equipment held for sale at December 31 were as follows:


                                                       2003            2002
                                                    -----------    -----------
Commercial Manufacturing Equipment
   Goettingen, Germany ........................     $        --    $ 4,000,000

Other Property and Equipment
   Product Development Center .................       1,175,394      2,077,438
   Office Furniture and Equipment .............         356,339        742,931
   Leasehold improvements .....................              --        521,187
                                                    -----------    -----------

                                                      1,531,733      3,341,556
Total cost ....................................       1,531,733      7,341,556
Less: accumulated depreciation and amortization      (1,469,939)    (2,865,382)
                                                    -----------    -----------

Property and equipment--net ...................     $    61,794    $ 4,476,174
                                                    ===========    ===========

Equipment held for sale .......................     $         1             --
                                                    ===========    ===========


      The commercial production line in Goettingen, Germany was financed and constructed by the Company for the Company's joint venture (see Investment in Joint Venture) with Huhtamaki. During 2001, $1.2 million of the Goettingen line was written off to reflect equipment that had no further application in the product development cycle. During the third quarter of 2002 the Company concluded, after obtaining quotations from various machinery suppliers for an identical line, that $1.7 million of the cost of the line will not be recoverable and therefore the carrying value of the line was written down by this amount, of which $1.6 million was recorded in the third quarter of 2002 and the remaining $0.1 million was recorded in the fourth quarter of 2002. At December 31, 2003, the Company is negotiating to sell the line to a party who would become a licensee with rights to produce foodservice disposables. However, because the Company is unable to determine with certainty the proceeds that will be realized upon sale of the equipment, the Company wrote the line down to $1 as of December 31, 2003 and reclassified it to the long-term asset account "Equipment held for sale." The $4.0 million impairment charge was expensed to "Other research and development" in the accompanying Statements of Operations. If the equipment is sold, the Company will recognize a gain equal to the proceeds received for the equipment.

      The Company entered into a strategic relationship agreement with Sweetheart in late 1997 whereby the Company financed and built production lines at Sweetheart's Owings Mills, Maryland manufacturing facility to demonstrate that its hinged-lid containers could be produced commercially for McDonald's. The Company worked closely with Sweetheart and McDonald's to create an acceptable product design and meet required performance standards. Since 1997 the Company had intended to transfer the production lines at Owings Mills to Sweetheart. During 1999 and 2000 the Company consolidated its space in Owings Mills. In December 2000, management determined that the manufacturing configuration of the equipment at Owings Mills would have to be modified somewhat and additional process improvements implemented to accommodate product design changes and to achieve the design capacity of the plant. The reconfiguration of the lines was expected to result in a simplified manufacturing process. As a result of the planned modifications, the Company impaired $11.0 million of assets located at Owings Mills during the fourth quarter of 2000, approximately $0.7 million during the second quarter of 2000 and approximately $0.3 million during the first quarter of 2000. In the fourth quarter of 2001, the Company wrote down $12.3 million of property and equipment at Owings Mills to reflect the net realizable value of the equipment and machinery based on a quotation from a third party. During the first half of 2002, production at the Owings Mills facility ceased as Sweetheart contemplated construction of new, updated production lines. As a result, the Company wrote down the remaining $7.5 million of the equipment at Owings Mills during the year ended 2002; $0.3 million in the third quarter and $7.2 million in the fourth quarter. As of December 31, 2002, the Company's Owings Mills production lines were carried on its balance sheet at a net book value of zero. In 2003, all of the Owings Mills equipment was either sold or disposed of.

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

                           INVESTMENT IN JOINT VENTURE

      On May 24, 1999, the Company entered into a joint venture agreement with Huhtamaki to commercialize EarthShell Packaging throughout Europe, Australia, New Zealand, and, on a country by country basis, Asia. The Company and Huhtamaki formed Polarcup EarthShell ApS ("PolarCup"), a Danish holding company, for the purpose of establishing operating companies to manufacture, market, sell and distribute EarthShell Packaging.

      The Company contributed approximately 10,000 Euros as nominal share capital and 500,000 Euros for start-up capital. The Company paid for the development of the initial commercial production line to be located at the Huhtamaki facility at Goettingen, Germany (see Property and Equipment). In January 2004, the Company announced the conclusion of its joint venture structure with Huhtamaki. During 2003, 2002, and 2001 the Company recorded its equity in the losses of the joint venture of $392,117, $20,263, and $37,153, respectively, including the write off of its remaining investment as of December 31, 2003.

                           RELATED PARTY TRANSACTIONS

      In connection with the formation of the Company, the Company entered into a License Agreement (the "License Agreement") with EKI, a stockholder of the Company. Pursuant to the license agreement, as amended, the Company has an exclusive, worldwide, royalty-free license to use and license the EKI technology to manufacture and sell disposable, single-use containers for packaging or serving food or beverages intended for consumption within a short period of time (less than 24 hours) and to use certain trademarks owned by EKI in connection with the products covered under the License Agreement. The license continues to be in effect during the life of the patents licensed under the License Agreement covering the technologies. Patents currently issued do not begin to expire until 2012 and provide some protection through 2020. Pending patents, if granted, would extend protection through 2022. On July 29, 2002, the License Agreement was amended to expand the field of use for the EarthShell technology to include noodle bowls used for packaging instant noodles. The Company will pay to EKI 50% of any royalty or other consideration it receives in connection with the sale of products within this particular field of use. In addition, on July 29, 2002 the Company entered into a License & Information Transfer Agreement with Biotec, a wholly owned subsidiary of EKI, to utilize the Biotec technology for foodservice applications, including the food wraps used in foodservice applications (the "Biotec Agreement"). Effective January 1, 2001, EKI had previously granted to the Company priority rights to license certain product applications on an exclusive basis from Biotec in consideration for the Company's payment of a $100,000 monthly licensing fee to Biotec. In addition, in consideration of the monthly payment, Biotec agreed to render technical services to the Company at Biotec's cost plus 5%. The licensing fee and services arrangements were continued in the Biotec Agreement. Under the terms of the Biotec Agreement, Biotec is entitled to receive 25% of any royalties or other consideration that the Company receives in connection with the sale of products utilizing the Biotec technology. As part of the new convertible debenture financing completed in March 2003 (see Convertible Debentures), payment of amounts due to EKI under the License Agreement or the Biotec Agreement have been subordinated to the 2006 Debentures with strict covenants governing their repayment. However, any amounts deferred pursuant to this subordination requirement shall accrue interest at the rate of 10% per annum until paid. For the years ended December 31, 2003, 2002 and 2001, the Company paid or accrued to EKI $1,355,693, $1,488,070 and $1,465,250, respectively, under the License Agreement and Biotec Agreement, consisting of the $100,000 per month licensing fee, materials and services provided by EKI, which vary based on the Company's given requirements, and interest payable on outstanding balances.

      From July 1, 1994 through December 31, 2000 the Company and EKI operated under various agreements pursuant to which the Company paid EKI for certain technical services and by which the Company subleased office space from EKI for $5,600 per month. Technical services consisted of direct project labor hours incurred by EKI personnel at specified hourly billing rates and direct expenses incurred on approved projects. Effective January 1, 2001, the Company and EKI ceased operating under these agreements, the Company hired directly from EKI the scientific, technical and administrative personnel it required for its operations and assumed direct responsibility for the lease obligations related to the office and laboratory space the Company was subleasing from EKI in Santa Barbara, California. The Company did not assume any accrued compensation obligations in connection with the transfer of the employees, and EKI remained obligated to pay all accrued vacation and severance liabilities. The Company entered into a new lease for the Santa Barbara office (cancelable on six-months' notice) beginning April 1, 2001. In each of 2003, 2002 and 2001, EKI paid the Company $4,074, $24,444, and $24,444, respectively, for the use of office space in the Company's Santa Barbara office. Effective March 1, 2003, EKI no longer sublets any space from the Company.

      On January 1, 2001, the Company also purchased from EKI certain operating equipment and machinery, furniture, supplies and tools to facilitate the transfer of the EKI employees to the Company. The Company paid $900,000 for the assets, which approximated net book value.

      In the year ended December 31, 2000 and prior periods, the Company reimbursed EKI for the costs and expenses incurred in filing, prosecuting, acquiring and maintaining certain patents and patent applications relating to the technology licensed to the Company under the License Agreement under an Amended and Restated Agreement for the Allocation of Patent Costs (the "Patent Agreement"). Legal fees of $362,244 were paid to or on behalf of EKI during 2000 under the Patent Agreement. Effective January 1, 2001, EarthShell assumed direct responsibility to manage and maintain the patent portfolio underlying the License Agreement with EKI and to pay directly all related costs.

      At December 31, 2003 and 2002, the amounts payable to EKI under the various agreements, for materials and services provided, and for interest on outstanding balances were $1.5 million and $0.6 million, respectively.

      On September 9, 2002, the Company entered into a Loan Agreement with EKI whereby EKI agreed to extend certain loans to the Company at EKI's sole discretion. Loans made under the Loan Agreement plus accrued interest are due and payable on the first to occur of i) receipt by the Company of proceeds from a qualified financing or ii) 30 days. During 2002, the Company received $4.8 million in loans from EKI, at interest rates of 7% or 10% per annum. At December 31, 2002, outstanding loans and related interest payable to EKI were $1.745 million and $0.159 million, respectively. In January 2003, the Company received an additional $1.01 million in short-term loans from EKI, at interest rates of 10% per annum. As part of the new convertible debenture financing completed in March 2003 (see Convertible Debentures), repayment of loans totaling $2.755 million have been subordinated to the new debentures with strict covenants governing their repayment. In March 2003, the Company issued to EKI a warrant to purchase 83,333 shares at $6.00 per share in connection with the subordination of loans of $2.755 million made to the Company and the elimination of the conversion feature. At December 31, 2003, outstanding loans and related interest payable to EKI were $2.755 million and $0.323 million, respectively.

                      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      The following is a summary of accounts payable and accrued expenses at December 31:


                                                  2003            2002
                                                ----------     ----------
Accounts payable and other accrued expenses     $3,603,340     $5,767,482
Accrued property taxes ....................        655,000        500,586
Accrued salaries, wages and benefits ......        338,402        538,189
Accrued legal fees ........................        256,671      1,098,700
                                                ----------     ----------

Total Accounts Payable and Accrued Expenses     $4,853,413     $7,904,957
                                                ==========     ==========


                             CONVERTIBLE DEBENTURES

      On August 12, 2002, the Company issued $10.0 million in aggregate principal amount of the 2007 Debentures to institutional investors. These debentures bore interest at a rate of 1.5% per annum, payable quarterly in arrears on each January 31, April 30, July 31 and October 31. The holders of these debentures had the right to convert the debentures into the Company's common stock at an initial conversion price of $15.60 per share, which was reduced to $8.40 per share in November 2002 and then to $6.00 per share in March 2003 as a result of anti-dilution adjustments. Based on the conversion price relative to the fair market value of the common stock at the date of issue, the debentures were deemed to have no beneficial conversion feature. In March 2003, the conversion price of the 2007 Debentures was adjusted downward, resulting in a beneficial conversion charge of $360,000 that is included in Other interest expense in the Statements of Operations. The proceeds from the debentures were held in restricted accounts linked to irrevocable letters of credit in favor of the debenture holders such that unrestricted access to the proceeds from the sale of the debentures generally occurred only upon conversion of the debentures into shares of the Company's common stock (see Restricted Cash). In addition to the holders' conversion option, under certain circumstances the Company had the right to force conversion of up to $500,000 of the debentures per week at a 15% discount to the market price of the Company's stock. Subject to certain conditions set forth in the debentures, the debentures could be prepaid upon twenty business days notice for 104% of the outstanding principal balance of the debentures. During the third quarter of 2002, the Company forced conversion of $1.0 million principal amount of the debentures for 168,696 shares of common stock, resulting in the release to the Company of $1.0 million of restricted cash. During 2003, the Company forced conversion of an additional $1.3 million principal amount of the debentures and debenture holders voluntarily converted $0.5 million principal amount of the debentures, for a total of 353,985 shares of common stock, resulting in the release to the Company of $1.8 million of restricted cash.

      In connection with the issuance of the 2007 Debentures, the Company issued to the debenture holders warrants to purchase 208,333 shares of the Company's common stock at $14.40 per share (see Stock Warrants). A value of $1,521,046 was ascribed to the warrants and recorded as an original issue discount based on the Black-Scholes method of valuation. During 2002, non-cash interest expense of $144,500 and debenture conversion costs of $320,970 were recognized in the Statements of Operations to reflect amortization of the original issue discount associated with the warrants and to reflect the 15% discount to the market price of the Company's common stock resulting from the forced conversions of the 2007 Debentures. During 2003, non-cash interest expense of $74,927 was recognized in the Statements of Operations to reflect amortization of the original issue discount associated with the warrants. In addition, $59,747 of the original issue discount associated with the debentures voluntarily converted was charged to additional paid in common capital.

      In March 2003, as part of a new convertible debenture financing, the Company prepaid $5.2 million principal amount of the 2007 Debentures, resulting in a prepayment penalty of $208,000. The Company also issued to the holders of the 2007 Debentures, 52,083 shares of common stock, valued at $237,500 based upon the closing price of the Company's common stock on the Nasdaq SmallCap Market of $4.56 per share on March 5, 2003. In addition, one of the holders of the 2007 Debentures exchanged $2.0 million aggregate principal amount of 2007 Debentures for $2.0 million aggregate principal amount of 2006 Debentures and 78,989 shares of common stock valued at approximately $360,000 based upon the closing price of the Company's common stock of $4.56 per share on March 5, 2003. In connection with the prepayment and exchange transactions, the Company incurred cash transaction costs of approximately $296,000, excluding the prepayment penalty. The Company recognized a $1.7 million loss upon extinguishment of the 2007 Debentures through the prepayment and exchange. The exchange of $2.0 million of the 2007 Debentures for 2006 Debentures resulted in the release to the Company of $2.0 million of restricted cash. There are no outstanding 2007 Debentures as of December 31, 2003.

      On March 5, 2003, the Company issued to a group of institutional investors 416,667 shares of common stock and $10.55 million in aggregate principal amount of secured convertible debentures due in March 2006 (the "2006 Debentures"), for which the Company received proceeds of approximately $9.0 million, net of financing costs of approximately $1.5 million. The 2006 Debentures bear interest at a rate of 2.0% per annum, payable quarterly in arrears on each January 31, April 30, July 31 and October 31. The debentures are secured by the Company's rights, title and interest to the technology and trademarks covered by the EKI License Agreement, including all process and product improvements of the Company, the Company's right to use and to sublicense the technology, and all license fees, royalties and/or other forms of compensation due to the Company from sublicenses under existing or future sublicenses. The holders of the 2006 Debentures have the right to convert such debentures into the Company's common stock at a conversion price of $6.00 per share. While the 2006 Debentures are outstanding, the conversion price is subject to adjustment in certain instances, such as a result of stock dividends and splits, distributions of property to common stockholders, the sale of substantially all of the Company's assets, the consummation of a merger, or sales of common stock or common stock equivalents for per share prices lower than the conversion price in effect. In addition to the holders' conversion option, after the first anniversary of the issuance of the 2006 Debentures the Company has the right to force conversion of all or a portion of the outstanding principal amount of the 2006 Debentures if certain conditions are met, including a requirement that the closing price of the common stock has been equal to or greater than 300% of the conversion price for at least the 10 consecutive days immediately preceding the conversion. The principal amount of the 2006 Debentures is due and payable on March 5, 2006; however, earlier repayment may occur if the Company receives cash proceeds in excess of $2.65 million (the "Excess Amount") from the sale of debt or equity securities, equipment sales to unrelated third parties, operating revenues, or any cash that becomes available to the Company as a result of a reduction in a $3.5 million letter of credit the Company issued to a third party in 1998. If the Excess Amount arises, the Company can elect to distribute one-third of such Excess Amount to EKI in payment of amounts due to EKI under the License Agreement or the Biotec Agreement that have been subordinated to the 2006 Debentures, and one-third of such Excess Amount , with the consent of each applicable debenture holder, as a 102% prepayment of principal and interest of the 2006 Debentures.

      In accordance with Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company allocated the net proceeds of $9.0 million to the 2006 Debentures and the common stock based upon their relative fair values. A discount on the 2006 Debentures of $3.4 million and a discount on the common stock of $604,000 resulted from the fair value allocation. Based on the conversion price of the 2006 Debentures relative to the fair market value for a share of the Company's common stock at the date of issue, the 2006 Debentures were deemed to have no beneficial conversion feature. If subsequent to the issuance date the conversion price of the 2006 Debentures is adjusted downward, the value of the conversion feature will be re-measured to determine if any beneficial conversion value should be recorded as of the date the conversion price is adjusted. There have been no adjustments to the conversion price of the 2006 Debentures. The principal amount of the 2006 Debentures of $10.55 million was recorded as a noncurrent liability, net of the $3.4 million discount. The total discount of $3.4 million, which is being amortized to interest expense over the 36-month term of the 2006 Debentures using the effective interest method, may be subject to downward adjustments to the extent partial conversions of the 2006 Debentures occur. These adjustments, if required, would reduce the discount and reduce additional paid-in capital.

      In addition to the $1.5 million of financing costs, the Company also incurred approximately $646,000 of non-cash costs attributable to 54,167 shares of common stock issued to the lead purchaser of the 2006 Debentures and two warrants issued to a placement agent, both of whom received the instruments as compensation for their services rendered in connection with the transaction. The fair value of the 54,167 shares of common stock issued to the lead purchaser was determined to be $247,000, based on the closing price of $4.56 per share of the Company's common stock on the Nasdaq SmallCap Market on March 5, 2003. The fair value of approximately $42,000 of the first of the two warrants issued to the placement agent, which expires in March 2006 and is immediately exercisable by the placement agent to purchase 28,810 shares of the Company's common stock for $10.08 per share, was estimated using the Black Scholes option-pricing model and is reflected in the accompanying financial statements as an increase in additional paid-in capital and as a component of the $4.0 million aggregate discount on the 2006 Debentures and common stock issued in the March 2003 transaction. The second of the two warrants issued to the placement agent, which expires in March 2006, is immediately exercisable by the placement agent to purchase $1.055 million in aggregate principal amount of the 2006 Debentures and 41,667 shares of the Company's common stock, except if, prior to exercise of the warrant, all of the 2006 Debentures have been redeemed, repurchased or converted, in which case the portion of the warrant exercisable into the 2006 Debentures becomes exercisable into common stock as if the 2006 Debentures included in the warrant had been converted to common stock. The exercise price of the convertible debenture portion of the warrant is $1,200 for each $1,000 of principal and is subject to adjustment consistent with the provisions of the 2006 Debentures. The exercise price of the common stock portion of the warrant is $7.20 per share. The estimated fair value of this warrant was reflected in the financial statements as a warrant obligation and as a component of the $4.0 million aggregate discount on the 2006 Debentures and common stock issued in the March 2003 financing transaction. At September 30, 2003, the Company evaluated the current value of this warrant, considering the Company's current cash flow projections, continued operating losses, the prospects of raising additional equity capital, the significant excess of the conversion price to the current stock price and the volatility in the Company's stock price. Based upon these factors, the Company determined that the warrant had no value as of September 30, 2003 and December 31, 2003 and therefore reduced the balance of the warrant obligation to zero as of September 30, 2003, resulting in a $0.5 million gain that is reflected in "Other (income) expense" in the Statements of Operations.

      The issuance of the 2006 Debentures, prepayment of the 2007 Debentures (from restricted cash) and the debenture exchange provided the Company with aggregate net proceeds of approximately $11.0 million.

      In 2003, $5.75 million principal amount of the 2006 Debentures was converted into 958,334 shares of common stock resulting in the approximately $4.4 million carrying amount of the 2006 Debentures being transferred to common stock.

      At December 31, 2003, the outstanding principal balance of 2006 Debentures was $6.8 million, which is reflected on the accompanying balance sheet net of an unamortized discount of approximately $1.5 million.

      At December 31, 2003, the Company was in compliance with all covenants of the 2006 Debentures. However, on March 8, 2004, the Company's common stock was delisted from the Nasdaq Smallcap Market because the Company's market capitalization failed to meet the minimum required standard. In addition, the Company did not make interest payments related to the 2006 Debentures as required on January 31, 2004. These actions put the Company in non-compliance with its covenants under the 2006 Debentures. Management is currently negotiating with the debenture holders for appropriate relief or waiver of these covenants. One of the debenture holders has notified the Company in writing that they are in default and has requested that the Company repurchase the entire principal amount of the 2006 Debentures that they hold at the price specified in the debenture, along with any accrued and unpaid interest. Because the Company can not assure that it will be able to negotiate appropriate relief or a waiver of the applicable covenants, the entire outstanding principal amount of the 2006 Debentures has been classified as a current liability as of December 31, 2003. (See Subsequent Events)

      In connection with the March 2003 financing transactions, EKI agreed to subordinate the repayment of its outstanding loans totaling $2.755 million to the Company's payment obligations under the 2006 Debentures. In addition, EKI and Biotec agreed to subordinate certain payments to which they were otherwise entitled under the Biotec License Agreement (other than their respective percentages of any royalties received by the Company) to the satisfaction of the Company's payment obligations under the 2006 Debentures. They further agreed not to assert any claims against the Company for breaches of the Biotec License Agreement (other than the assertion of certain equitable remedies to enjoin the Company from, for example, selling products outside its field of use) until such time as the Company's obligations under the 2006 Debentures are satisfied in full. EKI and Biotec also agreed to allow the Company to pledge their respective interests in the EKI and Biotec License Agreements to secure the Company's obligations under the 2006 Debentures, and certain additional concessions were made by EKI and Biotec to permit the Company greater flexibility in selling its rights under the EKI and Biotec License Agreements to third parties in an insolvency context. These rights terminate upon the satisfaction in full of the obligations under the 2006 Debentures. In consideration for its willingness to subordinate the payments and advances that are owed to it, in March 2003 the Company issued to EKI a warrant, expiring in ten years, to acquire 83,333 shares of the Company's common stock for $6.00 per share. The fair value of the warrant was estimated to be approximately $303,522 using the Black-Scholes option pricing model and was recorded as a discount on the outstanding loans.

                                   COMMITMENTS

      In September 2003, the Company leased 4,000 square feet of office and research and development space in Santa Barbara, California, under a lease that expired on December 31, 2003. In January 2004, the lease was extended through April 2004. The Company's monthly lease payment with respect to this space is $5,000. In addition, the Company leases 3,353 square feet of office space in Lutherville, Maryland, on a month to month basis. The Company's monthly lease payment with respect to this space is $5,780. Future minimum lease payments required under these leases as of December 31, 2003 are $0. Rental expenses for the years ended December 31, 2003, 2002 and 2001 amounted to $558,195, $927,386 and $980,978, respectively.

      During 1998, EKI entered into certain agreements with an equipment manufacturer providing for the purchase by EKI of certain technology applicable to starch-based disposable packaging. EKI licenses such technology to the Company on a royalty-free basis pursuant to the License Agreement. In connection with the purchase, and pursuant to the terms of a letter agreement with EKI, the Company agreed to pay the seller of the technology $3.5 million on or about December 31, 2003, which obligation is secured by a letter of credit (see Restricted Cash). In the fourth quarter of 2002, the Company established a liability for the $3.5 million commitment as of December 31, 2002 ("Accrued Purchase Commitment") and recorded a corresponding expense to "Other research and development" in the Statements of Operations. In the fourth quarter of 2003, the Company negotiated a reduction of the obligation to $1.6 million. Upon payment of the reduced obligation amount in the fourth quarter of 2003, the seller simultaneously released the letter of credit. Therefore, as of December 31, 2003, the Accrued Purchase Commitment has been fulfilled and the excess $1.8 million recorded in 2002 was recorded as an offset to "Other research and development" in the 2003 Statements of Operations.

      In addition, the Company is required to pay the seller $3.0 million over the five-year period commencing January 1, 2004 if EKI, the Company or their licensees make active use of the technology and have not purchased, by December 31, 2003, at least $35.0 million of equipment from the seller. As of December 31, 2003, the Company and its licensees have neither actively used the technology nor purchased equipment from the seller. The Company does not plan to make active use of the technology during the year ending December 31, 2004. EKI has agreed to indemnify the Company to the extent the Company is required to pay any portion of this $3.0 million obligation solely as a result of EKI's or its licensees' active use of such patents and related technology (other than use by the Company or its sublicensees). The $3.0 million obligation to the seller of the technology is subject to reduction in an amount equal to 5% of the purchase price of any equipment purchased from the seller by EKI, the Company or their sublicensees during the five-year period commencing January 1, 2004.

                     CUMULATIVE CONVERTIBLE PREFERRED STOCK

      The cumulative convertible preferred stock was issued in 1993 and remained outstanding until it was converted into shares of common stock in 1998.

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

                               RETIREMENT BENEFITS

      The Company established a qualified 401(k) plan for all of its employees in 1998. The 401(k) plan allows employees to contribute, on a tax-deferred basis, up to fifteen percent of their annual base compensation subject to certain regulatory and plan limitations. The Company uses a discretionary matching formula that matches one half of the employee's 401(k) deferral up to a maximum of six percent of annual base compensation. The 401(k) employer match was $44,057 in 2003, $74,853 in 2002, and $114,746 in 2001.

                                  STOCK OPTIONS

      In 1994 the Company established the EarthShell Corporation 1994 Stock Option Plan (the "1994 Plan"). In 1995 the Company subsequently established the EarthShell Corporation 1995 Stock Incentive Plan (the "1995 Plan") which effectively superseded the 1994 Plan for options issued on or after the date of the 1995 Plan's adoption. The 1994 and 1995 Plans as amended (the "Plans") provide that the Company may grant an aggregate number of options for up to 833,333 shares of common stock to employees, directors and other eligible persons as defined by the Plans. Options issued to date under the Plans generally vest over varying periods from 0 to 5 years and generally expire 10 years from the date of grant.

      Stock option activity for 2003, 2002 and 2001 is as follows:

                                                  2003                          2002                          2001
                                      ------------------------------------------------------------------------------------------
                                                           WEIGHTED-                     WEIGHTED-                     WEIGHTED-
                                                            AVERAGE                       AVERAGE                       AVERAGE
                                                            EXERCISE                      EXERCISE                      EXERCISE
                                            SHARES           PRICE         SHARES          PRICE         SHARES          PRICE
                                      ------------------------------------------------------------------------------------------
Outstanding at beginning of year....        320,924          $50.49        231,333        $ 73.44        193,552         $87.12
   Granted..........................        121,699            4.87        168,811          34.44         60,000          38.64
   Cancelled........................        (43,748)          34.02        (73,105)         74.52        (22,219)         98.28
   Expired..........................        (13,963)          42.14         (6,115)        189.24             --             --
                                      ------------------------------------------------------------------------------------------

Outstanding at end of year..........         384,912          38.24        320,924          50.49        231,333          73.44
                                      ==========================================================================================

Options exercisable at year-end.....         155,228         $61.70        162,476        $ 63.72        188,208         $73.44
                                      ==========================================================================================

      The following table summarizes information about stock options outstanding at December 31, 2003:

                                      OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
               -------------------------------------------------------------------------------------------------------------
                          NUMBER        WEIGHTED-AVERAGE
                        OUTSTANDING         REMAINING                                     NUMBER
        EXERCISE            AT             CONTRACTUAL            WEIGHTED-AVERAGE       EXERCISABLE        WEIGHTED-AVERAGE
         PRICES          12/31/03             LIFE                EXERCISE PRICE        AT 12/31/03          EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------------------
       $  4.20             4,167                9.84                  $  4.20                2,083              $  4.20
          4.80           104,166                9.73                     4.80                    -                    -
          5.64            11,283                4.43                     5.64                8,683                 5.64
         15.00             8,334                2.19                    15.00                8,334                15.00
         16.68             8,332                3.41                    16.68                8,332                16.68
         36.00           128,334                8.08                    36.00                7,500                36.00
         44.04            27,145                7.17                    44.04               27,145                44.04
         45.36             6,249                1.36                    45.36                6,249                45.36
         45.60             6,249                2.35                    45.60                6,249                45.60
         60.00            43,750                 5.8                    60.00               43,750                60.00
         91.56            23,471                2.05                    91.56               23,471                91.56
        128.28             4,166                 .37                   128.28                4,166               128.28
        182.40             2,183                3.90                   182.40                2,183               182.40
        252.00             7,083                4.42                   252.00                7,083               252.00
               -------------------------------------------------------------------------------------------------------------

                         384,912                7.14                  $ 38.24              155,228              $ 61.70
               =============================================================================================================

      The Company accounts for the Plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock- Based Compensation." Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's common stock and the exercise price of the option. For disclosure purposes, to measure stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each option grant will be amortized as pro forma compensation expense over the vesting period of the options. The following table sets forth the assumptions used and the pro forma net loss and loss per share resulting from applying SFAS No. 123:


                                                                               YEAR ENDED,        YEAR ENDED,        YEAR ENDED,
                                                                               DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                                                   2003               2002               2001
                                                                            --------------------------------------------------------
Net Loss as reported .....................................................    $   18,516,741     $   39,591,344     $   62,301,511
Deduct: Stock-based employee compensation expense included in reported net
   loss, net of tax ......................................................                --                 --                 --
Add: Total stock-based employee compensation determined under fair value
   based method for all awards, net of tax ...............................           776,018          2,136,323          2,635,623
                                                                            --------------------------------------------------------

Pro forma net loss .......................................................    $   19,292,759     $   41,727,667     $   64,937,134
Net loss per common share
   As reported ...........................................................    $         1.40     $         3.51     $         6.66
   Pro forma .............................................................              1.45               3.70               6.94
Weighted average risk-free interest rate .................................              4.53%              4.54%              5.06%
Weighted average expected life in years ..................................               9.5                9.6                7.9
Volatility ...............................................................               102%               182%               113%
Weighted average fair value of options granted during the year ...........    $         3.99     $        11.91     $        32.36


                                 STOCK WARRANTS

      On June 7, 1996, in consideration of a $3,000,000 line of credit financing arrangement, the Company issued a warrant which entitled the lender to purchase common shares equal to $150,000 divided by the price per share of the Company's common stock in the initial public offering of $252 per share. The warrant was not exercised and expired on June 7, 2001.

      On November 15, 1996, the line of credit was increased to $9,000,000 and an additional warrant was issued which entitled the lender to purchase 1,623 shares of common stock for $277.20 per share. The warrant was not exercised and expired on November 15, 2003.

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

      On October 26, 2000, as partial consideration for a financing agreement where the minimum trading prices were below $36.00 per share, the Company issued warrants to purchase 69,186 shares of common stock at an exercise price of 115% of the purchase price per share of the common stock issued and sold in respect of such drawdown period. During 2001, 1,667 warrants were exercised at a price of $17.33 per common share in respect to the warrants described. On March 20, 2002 the Company terminated this financing agreement and reduced the warrant exercise prices in consideration. The exercise price of the remaining 67,519 warrants were re-priced to $3.00 per share and were subsequently exercised during 2002.

      On April 5, 2002, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with certain investors (the "Purchasers") for an aggregate of 291,667 shares of EarthShell common stock for aggregate consideration of $4,025,000. Under the Purchase Agreement, the Purchasers were issued warrants to purchase up to an additional 145,833 shares of the Company's common stock at a price equal to $13.80 per share during the thirty day period following the closing of the Purchase Agreement. These warrants have expired.

      In connection with the issuance of the convertible debentures on August 12, 2002 (see Convertible Debentures), the Company issued to the debenture holders warrants to purchase 208,333 shares of the Company's common stock at $14.40 per share. A value of $1,521,046 was ascribed to the warrants and recorded as an original issue discount based on the Black-Scholes method of valuation. The exercise price and number of common shares issuable upon exercise of the warrants are subject to adjustment under certain circumstances, such as the occurrence of stock dividends and splits, distributions of property or securities other than common stock, equity issuances for less than the warrant exercise price and a change in control of the Company. Originally, with any adjustment to the warrant exercise price, the number of shares issuable were to be increased or decreased such that the aggregate exercise price remained fixed at $3,000,000. As of December 31, 2002, 357,143 shares of common stock were issuable upon exercise of the warrants for $8.40 per share. In March 2003, in connection with the issuance of the 2006 Debentures, the exercise price of the warrants was reduced to $6.00 per share, but the number of shares of common stock issuable upon exercise remained fixed at 357,143. At the same time, the warrant agreement was amended such that any subsequent reduction in the exercise price of the warrants will not result in any increase in the number of shares of common stock issuable under the warrants. The warrants expire on August 12, 2007.

      In connection with the issuance of the convertible debentures in March 2003 (see Convertible Debentures), the Company issued to the placement agent warrants to purchase $1.055 million in aggregate principal amount of the 2006 Debentures at $1,200 per $1,000 of principal amount, 28,810 shares of the Company's common stock at $10.08 per share, and 41,667 shares of the Company's common stock at $7.20 per share. A value of $484,500 was ascribed to the warrants and recorded as an original issue discount based on the Black-Scholes method of valuation. The exercise price and number of common shares issuable upon exercise of the warrants are subject to adjustment under certain circumstances, such as the occurrence of stock dividends and splits, distributions of property or securities other than common stock and a change in control of the Company. The warrants expire in March 2006.

      On March 5, 2003, the Company issued to EKI a warrant to purchase 83,333 shares at $6.00 per share in connection with the subordination of loans of $2.755 million made to the Company and the elimination of the conversion feature. The warrants expire on March 4, 2010.

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

      Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial and tax reporting purposes. At December 31, 2003 and 2002, deferred income tax assets were comprised primarily of the following:

                                                    2003              2002
                                              ---------------------------------
Federal:
   Depreciation .......................       $   6,510,014       $   5,335,487
   Capitalized operating expenses .....           3,198,684           6,480,950
   Deferred compensation ..............           1,091,917           1,091,917
   Deferred contributions .............             361,117             360,955
   Accrued vacation ...................             110,415             141,408
   Other reserves .....................              20,945              33,442
   Accrued purchase commitment ........                  --           1,190,000
   Net operating loss carryforward ....          92,580,034          82,550,118
                                              ---------------------------------

                                                103,873,126          97,184,277
                                              =================================

State:
   Capitalized research and development           9,813,976           9,633,296
   Depreciation .......................           1,927,489           1,552,355
   Capitalized operating expenses .....                  --             576,499
   Accrued purchase commitment ........                  --             346,229
   Deferred compensation ..............             323,296             317,692
   Deferred contributions .............             106,920             105,020
   Accrued vacation ...................              32,692              41,142
   Other reserves .....................               6,201               9,730
   Net operating loss carryforward ....          12,649,869          10,156,366
                                              ---------------------------------

                                                 24,860,443          22,738,329
                                              ---------------------------------

Deferred tax asset ....................         128,733,569         119,922,606
Valuation allowance ...................        (128,733,569)       (119,922,606)
                                              ---------------------------------

   Net deferred tax asset .............       $          --       $          --
                                              =================================


      The valuation allowance increased by $8,810,963, $20,523,501 and $8,014,321 during the years ended December 31, 2003, 2002, and 2001, respectively, as a result of changes in the components of the deferred income tax items.

      For federal income tax purposes, the Company has net operating loss carryforwards of $272,294,219 as of December 31, 2003 that expire through 2023. For state income tax purposes, the Company has California net operating loss carryforwards of $46,883,091 as of December 31, 2003 that expire through 2014, and Maryland net operating loss carryforwards of $121,505,765 that follow the federal treatment and expire through 2023.

      Income tax expense for 2003, 2002, and 2001 consists of the minimum state franchise tax.

                                SUBSEQUENT EVENTS

      On March 8, 2004, the Company's common stock was delisted from the Nasdaq Smallcap Market because the Company's market capitalization failed to meet the minimum required standard. In addition, the Company did not make interest payments related to the 2006 Debentures as required on January 31, 2004. These actions put the Company in non-compliance with its covenants under the 2006 Debentures. Management is currently negotiating with the debenture holders for appropriate relief or waiver of these covenants. One of the debenture holders has notified the Company in writing that they are in default and has requested that the Company repurchase the entire principal amount of the 2006 Debentures that they hold at the price specified in the debenture, along with any accrued and unpaid interest. Because the Company can not assure that it will be able to negotiate appropriate relief or a waiver of the applicable covenants, the entire outstanding principal amount of the 2006 Debentures has been classified as a current liability as of December 31, 2003.

                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                  FIRST             SECOND           THIRD          FOURTH         TOTAL YEAR
                                             ---------------------------------------------------------------------------------
                                                                                                                          2003
Related party research and development         $   353,800      $   304,667      $   353,907      $   300,000      $ 1,312,374
Other research and development                   1,896,986        1,707,507        1,287,516        3,342,407        8,234,416
Other general and administrative                 1,853,702        1,193,342        1,361,900        1,381,529        5,790,473
Net loss common shareholders                   $ 6,770,727      $ 3,608,184      $ 2,920,797      $ 5,217,033      $18,516,741
Basic and diluted loss per common share        $      0.55      $      0.28      $      0.21      $      0.37      $      1.40
Weighted average common shares outstanding      12,358,967       13,013,462       13,595,973       14,013,965       13,266,668

                                                                                                                          2002
Related party research and development         $   300,000      $   468,313      $   300,000      $   419,757      $ 1,488,070
Other Research and development                   6,667,159        3,809,063        2,941,860       11,983,787       25,401,869
Other general and administrative                 2,477,474        2,122,397        2,372,488        2,641,678        9,614,037
Net loss common shareholders                   $10,212,738      $ 7,159,409      $ 6,785,374      $15,433,823      $39,591,344
Basic and diluted loss per common share        $      0.99      $      0.64      $      0.59      $      1.29      $      3.51
Weighted average common shares outstanding      10,364,811       11,147,808       11,541,668       11,941,306       11,277,170