Form 10-Q
period 2004-03-31
EARTHSHELL CORP
filed 2004-05-10
CIK 911801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

              [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d)
                       OF SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock as of May 5, 2004 is 14,128,966.

                             EARTHSHELL CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2004

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


PART I. FINANCIAL INFORMATION
      Item 1.      Consolidated Financial Statements                                                        Page
                   a) Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December
                      31, 2003...........................................................................     1

                   b) Consolidated Statements of Operations for the three months ended March 31,
                      2004 and March 31, 2003 (unaudited) and for the period from November 1, 1992
                      (inception) through March 31, 2004 (unaudited).....................................     2

                   c) Consolidated Statements of Stockholders' (Deficit) Equity for the period
                      from November 1, 1992 (inception) to March 31, 2004 (unaudited)....................     3

                   d) Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and March 31, 2003 (unaudited) and for the period from November 1, 1992
                      (inception) through March 31, 2004 (unaudited).....................................     5

                   e) Notes to Consolidated Financial Statements (unaudited).............................     6

      Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                   Operations............................................................................    11

      Item 3.      Quantitative and Qualitative Disclosures About Market Risk............................    16

      Item 4.      Controls and Procedures ..............................................................    17

PART II. OTHER INFORMATION

      Item 1.      Legal Proceedings.....................................................................    17
      Item 2.      Changes in Securities and Use of Proceeds and Issuer Repurchases of
                   Equity Securities.....................................................................    17
      Item 3.      Defaults Upon Senior Securities.......................................................    17
      Item 4.      Submission of Matters to a Vote of Security Holders...................................    17
      Item 5.      Other Information.....................................................................    17
      Item 6.      Exhibits and Reports on Form 8-K......................................................    17

SIGNATURE................................................................................................    19

                             EARTHSHELL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       2004             2003
                                                                                   -------------    -------------
                                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                    $     654,436    $   1,901,639
      Prepaid expenses and other current assets                                          140,123          323,680
                                                                                   -------------    -------------
           Total current assets                                                          794,559        2,225,319

PROPERTY AND EQUIPMENT, NET                                                               34,453           61,794
EQUIPMENT HELD FOR SALE                                                                        1                1

                                                                                   -------------    -------------
TOTALS                                                                                   829,013    $   2,287,114
                                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Accounts payable and accrued expenses                                        $   4,837,908    $   4,853,413
      Convertible debentures, net of discount of $1,332,014 and $1,505,755
          as of March 31, 2004 and December 31, 2003, respectively                     5,467,986        5,294,245
                                                                                   -------------    -------------
           Total current liabilities                                                  10,305,894       10,147,658

PAYABLES TO RELATED PARTY                                                              2,247,997        1,839,108
NOTES PAYABLE TO RELATED PARTY, NET OF DISCOUNT OF $193,917 AND $219,210 AS
     OF MARCH 31, 2004 AND DECEMBER 31, 2003, RESPECTIVELY                             2,561,083        2,535,790
OTHER LONG-TERM LIABILITY                                                                 20,833           33,333
                                                                                   -------------    -------------
           Total liabilities                                                          15,135,807       14,555,889

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value, 10,000,000 shares authorized;  9,170,000 Series
     A shares designated; no shares issued and outstanding as of
     March 31, 2004 and December 31, 2003                                                     --               --
Common stock, $.01 par value, 25,000,000 shares authorized; 14,128,966 shares issued and outstanding as of March 31, 2004 and December 31,
     2003                                                                                141,290          141,290
Additional paid-in common capital                                                    302,033,746      302,033,746
Deficit accumulated during the development stage                                    (316,417,538)    (314,350,681)
Accumulated other comprehensive loss                                                     (64,292)         (93,130)
                                                                                   -------------    -------------
      Total stockholders' deficit                                                    (14,306,794)     (12,268,775)
                                                                                   -------------    -------------

TOTALS                                                                             $     829,013    $   2,287,114
                                                                                   =============    =============

                 See Notes to Consolidated Financial Statements.

                             EARTHSHELL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   NOVEMBER 1,
                                                          THREE MONTHS                1992
                                                        ENDED MARCH 31,            (INCEPTION)
                                                ------------------------------    THROUGH MARCH
                                                     2004              2003          31, 2004
                                                -------------    -------------    -------------
Operating Expenses
    Related party license fee and research
        and development expenses                $     300,000    $     353,800    $  71,491,282
    Other research and development expenses           222,538        1,896,986      142,734,609
    Related party general and administrative
        expenses (reimbursements)                          --           (4,074)       2,187,540
    Other general and administrative expenses       1,173,855        1,853,702       69,387,013
    Depreciation and amortization                      27,341          112,640       22,868,720
    Related party patent expenses                          --               --        8,693,105
                                                -------------    -------------    -------------
        Total operating expenses                    1,723,734        4,213,054      317,362,269

Other (Income) Expenses
    Interest income                                    (1,234)         (39,952)     (10,906,043)
    Related party interest expense                    134,182           75,302        5,417,140
    Other interest expense                            209,375          577,767        3,638,111
    Gain on sales of property and equipment                --          (56,000)        (893,353)
    Other (income) expense                                 --          196,529         (399,701)
    Loss on extinguishment of debentures                   --        1,697,380        1,697,380
    Debenture conversion costs                             --          105,847          487,464
                                                -------------    -------------    -------------

Loss Before Income Taxes                            2,066,057        6,769,927      316,403,267
Income Taxes                                              800              800           14,271
                                                -------------    -------------    -------------

Net Loss                                            2,066,857        6,770,727      316,417,538
Preferred Dividends                                        --               --        9,926,703
                                                -------------    -------------    -------------
Net Loss Available to Common
    Stockholders                                $   2,066,857    $   6,770,727    $ 326,344,241
                                                =============    =============    =============
Basic and Diluted Loss Per Common
    Share                                       $        0.15    $        0.55    $       38.13
Weighted Average Number of Common
    Shares Outstanding                             14,128,966       12,358,967        8,559,798

                 See Notes to Consolidated Financial Statements.

                             EARTHSHELL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (UNAUDITED)



                                           CUMULATIVE
                                           CONVERTIBLE
                                         PREFERRED STOCK            ADDITIONAL                                       ADDITIONAL
                                             SERIES A                PAID-IN                COMMON STOCK              PAID-IN
                                 ------------------------------      PREFERRED      -----------------------------     COMMON
                                     SHARES          AMOUNT           CAPITAL          SHARES          AMOUNT         CAPITAL
                                 -------------    -------------    -------------    -------------   -------------   -------------
 ISSUANCE OF COMMON STOCK AT
    INCEPTION ................              --               --               --        6,877,500   $       3,150   $       6,850
 Sale of preferred stock, net        6,988,850    $         267    $  24,472,734               --              --              --
 Net loss ....................              --               --               --               --              --              --
                                 -------------    -------------    -------------    -------------   -------------   -------------

 BALANCE, DECEMBER 31, 1993 ..       6,988,850              267       24,472,734        6,877,500           3,150           6,850
 Net loss ....................              --               --               --               --              --              --
                                 -------------    -------------    -------------    -------------   -------------   -------------

 BALANCE, DECEMBER 31, 1994 ..       6,988,850              267       24,472,734        6,877,500           3,150           6,850
 Contribution to equity ......              --               --               --               --              --       1,117,723
 Net loss ....................              --               --               --               --              --              --
                                 -------------    -------------    -------------    -------------   -------------   -------------

 BALANCE, DECEMBER 31, 1995 ..       6,988,850              267       24,472,734        6,877,500           3,150       1,124,573
 Contribution to equity ......              --               --               --               --              --         650,000
 Issuance of stock warrants ..              --               --               --               --              --         246,270
 Net loss ....................              --               --               --               --              --              --
                                 -------------    -------------    -------------    -------------   -------------   -------------

 BALANCE, DECEMBER 31, 1996 ..       6,988,850              267       24,472,734        6,877,500           3,150       2,020,843
 Compensation related to
    stock options, warrants
    and stock grants .........              --               --               --               --              --       3,156,659
 Net loss ....................              --               --               --               --              --              --
                                 -------------    -------------    -------------    -------------   -------------   -------------

 BALANCE, DECEMBER 31, 1997 ..       6,988,850              267       24,472,734        6,877,500           3,150       5,177,502
 262 to 1 stock split ........              --            5,557           (5,557)              --          65,625         (65,625)
 Conversion of preferred
    stock into common stock ..      (6,988,850           (5,824)     (24,467,177          582,404           5,824      24,467,177
 Issuance of common stock ....              --               --               --          877,193           8,772     205,979,984
 Preferred stock dividends ...              --               --               --               --              --      (9,926,703)
 Net loss ....................              --               --               --               --              --              --
                                 -------------    -------------    -------------    -------------   -------------   -------------

BALANCE, DECEMBER 31, 1998 ...              --               --               --        8,337,097          83,371     225,632,335
 Net loss ....................              --               --               --               --              --              --
                                 -------------    -------------    -------------    -------------   -------------   -------------

 BALANCE, DECEMBER 31, 1999 ..              --               --               --        8,337,097          83,371     225,632,335
 Issuance of common stock ....              --               --               --          371,431           3,714      10,518,074
 Net loss ....................              --               --               --               --              --              --
                                 -------------    -------------    -------------    -------------   -------------   -------------
 BALANCE, DECEMBER 31, 2000 ..              --               --               --        8,708,528          87,085     236,150,409
 Issuance of common stock ....              --               --               --        1,126,727          11,267      30,542,773
 Compensation related to
    stock options, warrants
    and stock grants .........              --               --               --           25,000             250         986,869
 Net loss ....................              --               --               --               --              --              --
                                 -------------    -------------    -------------    -------------   -------------   -------------
 BALANCE, DECEMBER 31, 2001 ..              --               --               --        9,860,255          98,602     267,680,051
 Issuance of common stock ....              --               --               --        2,025,686          20,257      21,881,459
 Common stock warrants issued
    in connection with
    convertible debentures ...              --               --               --               --              --       1,521,046
 Conversion of convertible
    debentures to common stock              --               --               --          168,696           1,687         998,313
 Debentures conversion costs .              --               --               --               --              --         176,471
 Net loss ....................
 Foreign currency translation
    adjustment ...............              --               --               --               --              --              --


 Comprehensive loss ..........              --               --               --               --              --              --
                                 -------------    -------------    -------------    -------------   -------------   -------------

 BALANCE, DECEMBER 31, 2002 ..              --               --               --       12,054,637         120,546     292,257,340
 Issuance of common stock ....              --               --               --          137,264           1,373         811,267
 Common stock and common
    stock warrants issued in
    connection with issuance
    of convertible debentures               --               --               --          624,747           6,248       2,921,594
 Conversion of convertible
    debentures to common stock              --               --               --        1,312,318          13,123       7,536,877
 Debenture conversion
    costs ....................              --               --               --               --              --      (1,493,332)
 Net loss ....................
 Foreign currency translation
    adjustment ...............              --               --               --               --              --              --


 Comprehensive loss ..........              --               --               --               --              --              --
                                 -------------    -------------    -------------    -------------   -------------   -------------

 BALANCE, DECEMBER 31, 2003 ..              --               --               --       14,128,966         141,290     302,033,746
 Net loss ....................              --               --               --               --              --              --
 Foreign currency translation
    adjustment ...............              --               --               --               --              --              --


 Comprehensive loss ..........              --               --               --               --              --              --
                                 -------------    -------------    -------------    -------------   -------------   -------------
 BALANCE, MARCH 31, 2004 .....              --    $          --    $          --       14,128,966   $     141,290   $ 302,033,746
                                 =============    =============    =============    =============   =============   =============



                                   DEFICIT
                                 ACCUMULATED       ACCUMULATED
                                    DURING           OTHER
                                 DEVELOPMENT      COMPREHENSIVE
                                     STAGE            LOSS             TOTALS
                                 -------------    -------------    -------------
 ISSUANCE OF COMMON STOCK AT
    INCEPTION ................              --               --    $      10,000
 Sale of preferred stock, net               --               --       24,473,001
 Net loss ....................   $  (7,782,551)              --       (7,782,551)
                                 -------------    -------------    -------------

 BALANCE, DECEMBER 31, 1993 ..      (7,782,551)              --       16,700,450
 Net loss ....................     (16,582,080)              --      (16,582,080)
                                 -------------    -------------    -------------

 BALANCE, DECEMBER 31, 1994 ..     (24,364,631)              --          118,370
 Contribution to equity ......              --               --        1,117,723
 Net loss ....................     (13,914,194)              --      (13,914,194)
                                 -------------    -------------    -------------

 BALANCE, DECEMBER 31, 1995 ..     (38,278,825)              --      (12,678,101)
 Contribution to equity ......              --               --          650,000
 Issuance of stock warrants ..              --               --          246,270
 Net loss ....................     (16,950,137)              --      (16,950,137)
                                 -------------    -------------    -------------

 BALANCE, DECEMBER 31, 1996 ..     (55,228,962)              --      (28,731,968)
 Compensation related to
    stock options, warrants
    and stock grants .........              --               --        3,156,659
 Net loss ....................     (18,992,023)              --      (18,992,023)
                                 -------------    -------------    -------------

 BALANCE, DECEMBER 31, 1997 ..     (74,220,985)              --      (44,567,332)
 262 to 1 stock split ........              --               --               --
 Conversion of preferred
    stock into common stock ..              --               --               --
 Issuance of common stock ....              --               --      205,988,756
 Preferred stock dividends ...              --               --       (9,926,703)
 Net loss ....................     (26,620,052)              --      (26,620,052)
                                 -------------    -------------    -------------

BALANCE, DECEMBER 31, 1998 ...    (100,841,037)              --      124,874,669
 Net loss ....................     (44,188,443)              --      (44,188,443)
                                 -------------    -------------    -------------

 BALANCE, DECEMBER 31, 1999 ..    (145,029,480)              --       80,686,226
 Issuance of common stock ....              --               --       10,521,788
 Net loss ....................     (48,911,605)              --      (48,911,605)
                                 -------------    -------------    -------------
 BALANCE, DECEMBER 31, 2000 ..    (193,941,085)              --       42,296,409
 Issuance of common stock ....              --               --       30,554,040
 Compensation related to
    stock options, warrants
    and stock grants .........              --               --          987,119
 Net loss ....................     (62,301,511)              --      (62,301,511)
                                 -------------    -------------    -------------
 BALANCE, DECEMBER 31, 2001 ..    (256,242,596)              --       11,536,057
 Issuance of common stock ....              --               --       21,901,716
 Common stock warrants issued
    in connection with
    convertible debentures ...              --               --        1,521,046
 Conversion of convertible
    debentures to common stock              --               --        1,000,000
 Debentures conversion costs .              --               --          176,471
 Net loss ....................     (39,591,344)                      (39,591,344)
 Foreign currency translation
    adjustment ...............              --    $     (16,632)         (16,632)
                                                                   -------------

 Comprehensive loss ..........              --               --      (39,607,976)
                                 -------------    -------------    -------------

 BALANCE, DECEMBER 31, 2002 ..    (295,833,940          (16,632)      (3,472,686)
 Issuance of common stock ....              --               --          812,640
 Common stock and common
    stock warrants issued in
    connection with issuance
    of convertible debentures               --               --        2,927,842
 Conversion of convertible
    debentures to common stock              --               --        7,550,000
 Debenture conversion
    costs ....................              --               --       (1,493,332)
 Net loss ....................     (18,516,741)                      (18,516,741)
 Foreign currency translation
    adjustment ...............              --          (76,498)         (76,498)
                                                                   -------------

 Comprehensive loss ..........              --               --      (18,593,239)
                                 -------------    -------------    -------------

 BALANCE, DECEMBER 31, 2003 ..    (314,350,681)         (93,130)     (12,268,775)
 Net loss ....................      (2,066,857)              --       (2,066,857)
 Foreign currency translation
    adjustment ...............              --           28,838           28,838
                                                                   -------------

 Comprehensive loss ..........              --               --       (2,038,019)
                                 -------------    -------------    -------------
 BALANCE, MARCH 31, 2004 .....   $(316,417,538)   $     (64,292)   $ (14,306,794)
                                 =============    =============    =============


                 See Notes to Consolidated Financial Statements

                             EARTHSHELL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                      NOVEMBER 1,
                                                                       THREE MONTHS ENDED                1992
                                                                            MARCH 31,                (INCEPTION)
                                                                  ------------------------------       THROUGH
                                                                      2004             2003         MARCH 31, 2004
                                                                  -------------    -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ......................................................   $  (2,066,857)   $  (6,770,727)   $(316,417,538)
Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and amortization ...............................          27,341          112,640       22,868,720
  Amortization and accretion of debenture issue costs .........         199,034          175,806        1,570,385
  Debenture conversion costs ..................................              --          105,847          487,464
  (Gain) Loss on change in fair value of warrant obligation ...              --          196,529         (399,701)
  Loss on extinguishment of debentures ........................              --        1,697,380        1,697,380
  Beneficial conversion value due to change in debentures
     conversion price .........................................              --          360,000          360,000
  (Gain) Loss on sale, disposal, or impairment of property and
     equipment ................................................              --          (56,000)      50,761,599
  Equity in the losses of joint venture .......................              --          123,288          541,542
  Accrued purchase commitment .................................              --               --        1,645,000
  Compensation related to issuance of stock, stock options and
     warrants to directors, consultants and officers ..........              --               --        4,848,641
  Net loss on sale of investments .............................              --               --           32,496
  Accretion of discounts on investments .......................              --               --         (410,084)
  Other non-cash items ........................................          (7,691)              --           42,507
Changes in operating assets and liabilities
  Prepaid expenses and other current assets ...................         182,608         (369,750)        (124,041)
  Accounts payable and accrued expenses .......................          25,248       (1,031,453)       4,777,845
  Payable to related party ....................................         408,889          (65,358)       2,202,351
  Accrued purchase commitment .................................              --               --       (1,645,000)
  Other long term liability ...................................         (12,500)              --           20,833
                                                                  -------------    -------------    -------------
     Net cash used in operating activities ....................      (1,243,928)      (5,521,798)    (227,139,601)
                                                                  -------------    -------------    -------------


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of restricted time deposit in connection with
   purchase commitment ........................................              --               --       (3,500,000)
Proceeds from release of restricted time deposit upon
   settlement of purchase commitment ..........................              --               --        3,500,000
Purchase of investments in U.S. government securities .........              --               --      (52,419,820)
Proceeds from sales and redemption of investments .............              --               --       52,797,408
Proceeds from sales of property and equipment .................              --           56,000        1,262,927
Investment in joint venture ...................................              --               --         (541,542)
Purchases of property and equipment ...........................              --               --      (75,799,435)
                                                                  -------------    -------------    -------------
     Net cash provided by (used in) investing activities ......              --           56,000      (74,700,462)
                                                                  -------------    -------------    -------------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock ........................              --               --      284,852,820
Common stock issuance costs ...................................              --               --      (15,178,641)
Proceeds from issuance of common stock and convertible
   debentures, net of issuance costs and discounts
   amounting to approximately $3.4 million ....................              --        8,671,712        8,711,844
Proceeds from issuance of convertible debentures ..............              --               --       10,000,000
Purchase of restricted time deposit in connection with
   issuance of convertible debentures .........................              --               --      (10,000,000)
Proceeds from release of restricted time deposit upon
   conversion of convertible debentures into common stock .....              --          800,000        2,800,000
Proceeds from release of restricted time deposit upon
   exchange of convertible debentures .........................              --        2,000,000        2,000,000
Proceeds from release of restricted time deposit for
   repayment of convertible debentures ........................              --        5,200,000        5,200,000
Repayment of convertible debentures ...........................              --       (5,200,000)      (5,200,000)
Proceeds from issuance of notes payable to related party ......              --        1,010,000       20,105,000
Repayment of notes payable to related party ...................              --               --      (15,325,651)
Proceeds from drawings on line of credit with bank ............              --               --       14,000,000
Repayment of line of credit with bank .........................              --               --      (14,000,000)
Preferred dividends paid ......................................              --               --       (9,926,703)
Proceeds from issuance of preferred stock .....................              --               --       25,675,000
Preferred stock issuance costs ................................              --               --       (1,201,999)
                                                                  -------------    -------------    -------------
     Net cash provided by financing activities ................              --       12,481,712      302,511,670
                                                                  -------------    -------------    -------------
Effect of exchange rate changes on cash and cash equivalents ..          (3,275)             406          (17,171)
                                                                  -------------    -------------    -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............      (1,247,203)       7,016,320          654,436

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................       1,901,639          111,015               --
                                                                  -------------    -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ......................   $     654,436    $   7,127,335    $     654,436
                                                                  =============    =============    =============


                                                                                                      NOVEMBER 1,
                                                                       THREE MONTHS ENDED                1992
                                                                            MARCH 31,                (INCEPTION)
                                                                  ------------------------------       THROUGH
                                                                      2004             2003         MARCH 31, 2004
                                                                  -------------    -------------    --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
   Income taxes ...............................................   $          --    $          --    $      12,671
   Interest ...................................................           1,256            4,492        3,161,907
Common stock warrants issued in connection with convertible
   debentures .................................................              --          745,562        2,572,776
Conversion of convertible debentures into common stock ........              --        1,464,907        8,550,000
Transfer of property from EKI .................................              --               --           28,745
Conversion of preferred stock to common stock .................              --               --           69,888
Interest paid in common stock .................................              --           74,867           95,339
Commission paid in common stock ...............................              --           29,500           29,500
Common stock issued to service providers in connection with
   the March 2003 financing ...................................              --          484,500          484,500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In March 2003, warrants for the purchase of $1.055 million in aggregate principal amount of convertible debentures and 70,477 shares of common stock were issued in connection with the issuance of convertible debentures. The estimated fair value of the warrants of $442,040, based upon the Black-Scholes method of valuation, was recorded as an original issue discount thereby reducing the carrying value of the convertible debentures and as an increase in additional paid-in common capital.

In March 2003, warrants for the purchase of 83,333 shares of common stock were issued to EKI, in connection with the issuance of convertible debentures, in consideration for its willingness to subordinate amounts owed to it. The estimated fair value of the warrants of $303,522, based upon the Black-Scholes method of valuation, was recorded as an original issue discount thereby reducing the carrying value of the notes payable to EKI and as an increase in additional paid-in common capital.

                 See Notes to Consolidated Financial Statements.

                             EARTHSHELL CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 MARCH 31, 2004

--------------------------------------------------------------------------------

OVERVIEW OF OPERATIONS

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

The EarthShell Technology has been developed over many years in consultation with leading material scientists and environmental experts to reduce the environmental burdens of foodservice disposable packaging through the careful selection of raw materials, processes, and suppliers. EarthShell Packaging(R), including hinged-lid sandwich containers, plates, bowls, foodservice wraps, and cups, is primarily made from commonly available natural raw materials such as natural ground limestone and potato starch. EarthShell believes that EarthShell Packaging(R) has comparable or superior performance characteristics and can be commercially produced and sold at prices that are competitive with comparable paper and plastic foodservice disposables.

PRESENTATION OF FINANCIAL INFORMATION

The foregoing interim financial information is unaudited and has been prepared from the books and records of EarthShell Corporation. EarthShell Corporation's consolidated financial statements include the accounts of its wholly-owned subsidiary, EarthShell GmbH. All significant intercompany balances and transactions have been eliminated in consolidation. Both EarthShell Corporation and its subsidiary (collectively "EarthShell" or the "Company") are development stage enterprises. In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

The accompanying unaudited consolidated financial statements and these notes do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States, which were included in the Company's consolidated financial statements for the year ended December 31, 2003. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the period from November 1, 1992 (inception) to March 31, 2004, the Company has incurred a cumulative net loss of $316,417,538 and has a stockholders' deficit of $14,306,794 at March 31, 2004. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Since March 8, 2004, the Company's common stock has been listed through the Pink Sheets published by the National Quotation Bureau, Inc. The Company's common stock trades under the symbol "ERTH.PK."

RELATED PARTY TRANSACTIONS

E. Khashoggi Industries LLC and its wholly owned subsidiaries ("EKI") own approximately 35% of the Company's outstanding shares, and may be deemed to be a controlling stockholder. In connection with the formation of the Company, the Company entered into a Master License Agreement with EKI (the "EKI License Agreement"), pursuant to which the Company has an exclusive, worldwide, royalty-free license to use and license the EKI technology to manufacture and sell disposable, single-use containers for packaging or serving food or beverages intended for consumption within a short period of time (less than 24 hours). Effective January 1, 2001, EKI granted to the Company priority rights to license certain product applications on an exclusive basis from Biotec, a wholly owned subsidiary of EKI, in consideration for payment by the Company of a $100,000 minimum monthly licensing fee to Biotec. In addition, Biotec agreed to render technical services to the Company, as required, at Biotec's cost plus 5%. Effective July 29, 2002, the Company restated its agreements with Biotec in a definitive License & Information Transfer Agreement with Biotec to utilize the Biotec technology for foodservice applications, including food wraps used in foodservice applications (the "Biotec License Agreement"). Under the terms of the Biotec License Agreement, the Company paid or accrued $300,000 and $353,800 during the three months ended March 31, 2004 and 2003, respectively, consisting of the $100,000 per month minimum licensing fee plus materials and services provided by EKI, which vary based upon the Company's requirements. As part of the new convertible debenture financing ("2006 Debentures") completed in March 2003 (see Convertible Debentures), payment of this licensing fee was subordinated to the new debentures with strict covenants governing payment.

In September 2002, the Company entered into a Loan Agreement with EKI whereby EKI agreed to extend certain loans to the Company at EKI's sole discretion, at interest rates of 7% to 10%. As of December 31, 2002 the outstanding principal amount of outstanding loans was $1,745,000. In January 2003, the Company borrowed an additional $1,010,000 from EKI under the Loan Agreement, bringing the total outstanding principal amount of the loans to $2,755,000. As part of the 2006 Debentures (see Convertible Debentures), repayment of these loans and related interest was subordinated to the new debentures with strict covenants governing their repayment. Therefore, at March 31, 2004, the loans totaling $2,755,000 and related interest of $392,602 are classified as noncurrent liabilities. In March 2003, the Company issued to EKI a warrant, which was immediately exercisable, to purchase 83,333 shares of the Company's common stock at $6.00 per share in connection with the subordination of the loans totaling $2,755,000. The fair value of the warrant was estimated to be approximately $303,522 using the Black-Scholes option pricing model and was recorded as a discount on the outstanding loans.

CONVERTIBLE DEBENTURES

On March 5, 2003, the Company received proceeds of approximately $9.0 million, net of financing costs of approximately $1.5 million, from the issuance to a group of institutional investors of 416,667 shares of common stock and $10.55 million in aggregate principal amount of secured convertible debentures due in 2006 (the "2006 Debentures"). The 2006 Debentures bear interest at a rate of 2.0% per annum, payable quarterly in arrears on each January 31, April 30, July 31 and October 31. The holders of the 2006 Debentures have the right to convert such debentures into the Company's common stock at a conversion price of $6.00 per share. While the 2006 Debentures are outstanding, the conversion price is subject to adjustment in certain instances, such as a result of stock dividends and splits, distributions of property to common stockholders, the sale of substantially all of the Company's assets, the consummation of a merger, or sales of common stock or common stock equivalents for per share prices lower than the conversion price in effect. In addition to the holders' conversion option, the Company has the right to force conversion of all or a portion of the outstanding principal amount of the 2006 Debentures if certain conditions are met, including a requirement that the closing price of the common stock has been equal to or greater than 300% of the conversion price for at least the 10 consecutive days immediately preceding the conversion. The principal amount of the 2006 Debentures is due and payable on March 5, 2006; however, earlier repayment may occur if the Company receives cash proceeds in excess of $2.65 million (the "Excess Amount") from the sale of debt or equity securities, equipment sales to unrelated third parties, or operating revenues. If the Excess Amount arises, the Company can elect to distribute one-third of such Excess Amount to EKI in payment of amounts due to EKI under the License Agreement or the Biotec Agreement that have been subordinated to the 2006 Debentures, and one-third of such Excess Amount, with the consent of each applicable debenture holder, as a 102% prepayment of principal and interest of the 2006 Debentures.

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

In addition to the $1.5 million of financing costs, the Company also incurred approximately $646,000 of non-cash costs attributable to 54,167 shares of common stock issued to the lead purchaser of the 2006 Debentures and two warrants issued to a placement agent, both of whom received the instruments as compensation for their services rendered in connection with the transaction. The fair value of the 54,167 shares of common stock issued to the lead purchaser was determined to be $247,000, based on the closing price of $4.56 per share of the Company's common stock on the NASDAQ SmallCap Market on March 5, 2003. The fair value of approximately $42,000 of the first of the two warrants issued to the placement agent, which expires in March 2006 and is immediately exercisable by the placement agent to purchase 28,810 shares of the Company's common stock for $10.08 per share, was estimated using the Black Scholes option-pricing model and is reflected in the accompanying financial statements as an increase in additional paid-in capital and as a component of the $4.0 million aggregate discount on the 2006 Debentures and common stock issued in the March 2003 transaction. The second of the two warrants issued to the placement agent, which expires in March 2006, is immediately exercisable by the placement agent to purchase $1.055 million in aggregate principal amount of the 2006 Debentures and 416,667 shares of the Company's common stock, except if, prior to exercise of the warrant, all of the 2006 Debentures have been redeemed, repurchased or converted, in which case the portion of the warrant exercisable into the 2006 Debentures becomes exercisable into common stock as if the 2006 Debentures included in the warrant had been converted to common stock. The exercise price of the convertible debenture portion of the warrant is $1,200 for each $1,000 of principal and is subject to adjustment consistent with the provisions of the 2006 Debentures. The exercise price of the common stock portion of the warrant is $7.20 per share. The estimated fair value of this warrant was reflected in the financial statements as a warrant obligation and as a component of the $4.0 million aggregate discount on the 2006 Debentures and common stock issued in the March 2003 financing transaction. At September 30, 2003, the Company evaluated the current value of this warrant, considering its current cash flow projections, continued operating losses, the prospects of raising additional equity capital, the significant excess of the conversion price to the current stock price and the volatility in the Company's stock price. Based upon these factors, the Company determined that the likelihood of the warrant being exercised was remote and wrote off the balance of the warrant obligation as of September 30, 2003, resulting in a $0.5 million gain in the three months ended September 30, 2003.

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

During 2003, $5.75 million principal amount of the 2006 Debentures was converted into 958,334 shares of common stock, resulting in the approximately $4.4 million carrying amount of the 2006 Debentures being transferred to common stock.

At March 31, 2004, the outstanding principal balance of 2006 Debentures was $6.8 million, which is reflected on the accompanying balance sheet net of an unamortized discount of approximately $1.3 million.

In October 2003, $575,000 principal amount of the 2006 Debenture was converted into 95,833 shares of common stock, reducing the outstanding principal balance of 2006 Debentures to $6.8 million.

In 2003, the Company forced the conversion of $1.3 million principal amount of the 2007 Debentures and debenture holders voluntarily converted $0.5 million principal amount of the 2007 Debentures for a total of 353,985 shares of common stock, resulting in the release to the Company of $1.8 million of restricted cash.

On March 8, 2004, the Company's common stock was delisted from the Nasdaq Smallcap Market because the Company's market capitalization failed to meet the minimum required standard. In addition, the Company did not make interest payments related to the 2006 Debentures as required on January 31, 2004 and April 30, 2004. These actions put the Company in non-compliance with its covenants under the 2006 Debentures. Management is currently negotiating with the debenture holders for appropriate relief or waiver of these covenants. One of the debenture holders has notified the Company in writing that they are in default and has requested that the Company repurchase the entire principal amount of the 2006 Debentures that they hold at the price specified in the debenture, along with any accrued and unpaid interest. Because the Company can not assure that it will be able to negotiate appropriate relief or a waiver of the applicable covenants, the entire outstanding principal amount of the 2006 Debentures has been classified as a current liability as of March 31, 2004 and December 31, 2003.

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

COMMITMENTS

During 1998, EKI entered into certain agreements with an equipment manufacturer providing for the purchase by EKI of certain technology applicable to starch-based disposable packaging. EKI licenses such technology to the Company on a royalty-free basis pursuant to the License Agreement. In connection with the purchase, the Company would be required to pay the seller $3.0 million over the five-year period commencing January 1, 2004 if EKI, the Company or their respective licensees make active use of the technology and have not purchased, by December 31, 2003, at least $35.0 million of equipment from the seller. As of March 31, 2004, the Company and its respective licensees have neither actively used the technology nor purchased equipment from the seller. The Company does not plan to make active use of the technology during the year ending December 31, 2004. EKI has agreed to indemnify the Company to the extent the Company is required to pay any portion of this $3.0 million obligation solely as a result of EKI's or its licensees' active use of such patents and related technology (other than use by the Company or its sublicenses). The $3.0 million obligation to the seller of the technology is subject to reduction in an amount equal to 5% of the purchase price of any equipment purchased from the seller by EKI, the Company or their sublicenses during the five-year period commencing January 1, 2004.

PROPERTY AND EQUIPMENT AND EQUIPMENT HELD FOR SALE

The cost and accumulated depreciation of property and equipment and equipment held for sale at March 31, 2004 and December 31, 2003 were as follows:

                                                     MARCH 31,    DECEMBER 31,
                                                       2004          2003
                                                   -----------    -----------
Property and Equipment
     Product development center ................   $ 1,175,394    $ 1,175,394
     Office furniture and equipment ............       356,339        356,339
                                                   -----------    -----------
Total cost .....................................     1,531,733      1,531,733

Less:  Accumulated depreciation and amortization    (1,497,280)    (1,469,939)
                                                   -----------    -----------
Property and equipment - net ...................   $    34,453    $    61,794
                                                   ===========    ===========
Equipment held for sale ........................   $         1    $         1
                                                   ===========    ===========


A commercial production line in Goettingen, Germany was financed and constructed by the Company. Because the Company is unable to determine with certainty the proceeds that will be realized upon sale of the equipment, the Company wrote the line down to $1 as of December 31, 2003 and reclassified it to the long-term asset account "Equipment held for sale." If the equipment is sold, the Company will recognize a gain equal to the proceeds received for the equipment.

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

                                                                      THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                -----------------------
                                                                   2004         2003
                                                                ----------   ----------
Net Loss as reported ........................................   $2,066,857   $6,770,727
Deduct: Stock-based employee compensation expense
   included in reported net loss, net of tax ................           --           --
Add: Total stock-based employee compensation determined under
   fair value based method for all awards, net of tax .......       13,015       79,390
                                                                ----------   ----------
Pro forma net loss ..........................................   $2,079,872   $6,850,117

Net loss per common share
   As reported ..............................................   $     0.15   $      .55
   Pro forma ................................................         0.15         0.55


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Information contained in this Quarterly Report on Form 10-Q, including but not limited to "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial results to differ substantially from those anticipated by management that are described herein. Investors should carefully review the risk factors set forth in other Company reports or documents filed with the Securities and Exchange Commission, including Forms 10-Q, 10-K, 10-K/A and 8-K. Factors influencing the Company's operating performance and financial results include, but are not limited to, changes in the general economy, the availability of financing, governmental regulations concerning, but not limited to, environmental issues, and other risks and unforeseen circumstances affecting the Company's business. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Going Concern Basis. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the period from November 1, 1992 (inception) to March 31, 2004, the Company has incurred a cumulative net loss of $316,417,538 and has a working capital deficit of $9,511,335 at March 31, 2004. These factors, along with others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company will have to raise additional funds to meet its current obligations and to cover operating expenses through the year ending December 31, 2004. If the Company is not successful in raising additional capital it may not be able to continue as a going concern for a reasonable period of time. Management plans to address this need by raising cash through either the issuance of debt or equity securities. In addition, the Company expects cash to be generated in 2004 through royalty payments from licensees. Another possible source of funds is the sale or transfer of the commercial production line in Goettingen, Germany to an operating partner. However, the Company can not assure that additional financing will be available to it, or, if available, that the terms will be satisfactory, that it will receive any royalty payments in 2004, or that it will be able to negotiate mutually agreeable terms for the transfer of its commercial production line to an operating partner. Management will also continue in its efforts to reduce expenses, but can not assure that it will be able to reduce expenses below current levels. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Estimated Net Realizable Value of Property and Equipment. The Company has been engaged in the development of manufacturing equipment to validate acceptance of EarthShell products and their pricing. To this end the Company constructed manufacturing lines in Owings Mills, Maryland, Goleta, California and Goettingen, Germany. The Company evaluates the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If there is an indication that the carrying value of an asset may not be recoverable and the estimated future cash flows (undiscounted and without interest charges) from the use of the asset are less than the carrying value, a write-down is recorded to reduce the related asset to its estimated fair value.

The commercial production line in Goettingen, Germany was originally financed and constructed by the Company for the Company's joint venture with Huhtamaki. During 2001, $1.2 million of the Goettingen line was written off to reflect equipment that had no further application in the product development cycle. During the third quarter of 2002 the Company concluded, after obtaining quotations from various machinery suppliers for an identical line, that $1.7 million of the cost of the line would not be recoverable and therefore the carrying value of the line was written down by this amount, of which $1.6 million was recorded in the third quarter of 2002 and the remaining $0.1 million was recorded in the fourth quarter of 2002. With the conclusion of the joint venture with Huhtamaki in 2003, the Company is seeking other operating partners to purchase the production line. However, because the Company is unable to determine with certainty the proceeds that will be realized upon sale of the equipment, the Company wrote the line down to $1 as of December 31, 2003 and reclassified it to the long-term asset account "Equipment held for sale."

The key accounting estimates and policies are reviewed with the Audit Committee of the Board of Directors.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2003.

The Company's net loss decreased $4.7 million to $2.1 million from $6.8 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, respectively. The most significant reasons for the net loss decrease are set forth below

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses are comprised of Related party license fee and research and development expenses and Other research and development expenses. Total research and development expenses for the development of EarthShell Packaging(R) decreased $1.8 million to $0.5 million from $2.3 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, respectively.

     o Related party license fee and research and development expenses are comprised of the $100,000 monthly licensing fee for the use of the EarthShell Technology and technical services, both of which were payable to EKI, a stockholder of the Company, or Biotec, a wholly owned subsidiary of EKI. It should be noted that payment of these related party expenses has been deferred pursuant to subordination agreements entered into by the EKI entities in connection with the convertible debenture financing concluded in March 2003. Related party license fee and research and development expenses decreased $0.1 million to $0.3 million from $0.4 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, respectively. This decrease was entirely due to a decrease in technical services provided to the Company by Biotec.

     o Other research and development expenses are comprised of personnel costs, travel and direct overhead for development and demonstration production, as well as impairment charges on manufacturing property and equipment constructed for demonstration production purposes. Other research and development expenses decreased $1.7 million to $0.2 million from $1.9 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, respectively. The decrease in other research and development expenses was primarily due to the winding down of on-going demonstration manufacturing in Goleta in the first quarter of 2003. In addition, the Company's expense reduction efforts resulted in reduced personnel and other costs in 2004.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses are comprised of personnel costs, travel and direct overhead for marketing, finance and administration. Total general and administrative expenses decreased $0.6 million to $1.2 million from $1.8 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, respectively as a result of efforts to significantly reduce general and administrative expenses in 2003 including reductions in the following expenses: personnel costs by $0.3 million, facility and support costs by $0.1 million, professional fees and services by $0.1 million, and business insurance costs by $0.1 million.

INTEREST EXPENSE. Interest expense is comprised of Related party interest expense and Other interest expense.

     o Related party interest expense was $0.1 million in both the three months ended March 31, 2004 and the three months ended March 31, 2003. Related party interest expense includes interest accrued on outstanding loans made to the Company by EKI under the Loan Agreement (see Related Party Transactions), accretion of the discount related to the warrants issued in conjunction with the March 2003 financing transactions, plus accrued interest payable on amounts owed to EKI for monthly licensing fees that were not paid in accordance with the terms of the subordination agreements entered into in connection with the 2006 Debentures (see Related Party Transactions).

          Although the outstanding loans and monthly licensing fees will accrue approximately $0.4 million in annual interest expense, payment of the interest is subordinated to the 2006 Debentures. Therefore, the related party interest expense will continue to accrue but will not be paid in cash until the 2006 Debentures have been converted or the obligation satisfied in full.

     o Other interest expense decreased $0.4 million to $0.2 million from $0.6 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, respectively. Other interest expense for the three months ended March 31, 2004 is primarily composed of accretion of the discount and interest accrued on the 2006 Debentures. Other interest expense for the three months ended March 31, 2003 was primarily composed of the accretion of the discount on the 2007 Debentures and a beneficial conversion charge in the amount of $.04 million due to a change in the 2007 Debentures conversion price. In addition, Other interest expense for 2003 also included accretion of the discount on the 2007 debentures and accrued interest payable on the 2006 and 2007 Debentures. Interest expense from accretion of the discount and accrued interest payable for the 2006 Debentures will be approximately $0.8 million per year until the are repaid or are converted into common stock.

OTHER (INCOME) EXPENSE. Other expense of $0.2 million for the three months ended March 31, 2003 represents the increase in the estimated fair value of the warrant obligation from its issuance on March 5, 2003 through March 31. 2003.

LOSS ON EXTINGUISHMENT OF DEBENTURES. Loss on extinguishment of debentures was $1.7 million for the three months ended March 31, 2003. In connection with the March 2003 financing transactions, the Company prepaid $5.2 million aggregate principal amount of the 2007 Debentures, resulting in a prepayment penalty of approximately $0.2 million. The Company also issued to the holders of the prepaid 2007 Debentures 52,083 shares of common stock, valued at approximately $0.2 million based upon the closing price of the Company's common stock of $4.56 per share on March 5, 2003. In addition, one of the holders of the 2007 Debentures exchanged $2.0 million aggregate principal amount of 2007 Debentures for $2.0 million aggregate principal amount of 2006 Debentures. In connection with the prepayment and exchange transactions, the Company incurred cash transaction costs of approximately $0.3 million, excluding the prepayment penalty. In addition, the Company incurred a charge of approximately $0.9 million for the prorated portion of the original discount attributed to the $7.2 million of the 2007 Debentures repaid and exchanged. Therefore, the Company recognized a $1.7 million loss upon extinguishment of the 2007 debentures through the prepayment and exchange.

DEBENTURE CONVERSION COSTS. Debenture conversion costs of $0.1 million for the three months ended March 31, 2003 represent the prorated portion of the original discount attributed to the 2007 Debentures whose conversion was forced by Company in the respective periods.

LIQUIDITY AND CAPITAL RESOURCES AT MARCH 31, 2004

Cash Flow. The Company's principal use of cash for the three months ended March 31, 2004 was to fund operations. Net cash used in operations was $1.2 million for the three months ended March 31, 2004. As of March 31, 2004 the Company had unrestricted cash and related cash equivalents totaling $0.7 million.

Capital Requirements. The Company made no capital expenditures during the three months ended March 31, 2004, nor does the Company expect to make significant capital expenditures in the year 2004.

Sources of Capital. As part of the Company's initial public offering on March 27, 1998, the Company issued 877,193 shares of common stock, for which it received net proceeds of $206 million. On April 18, 2000 and January 4, 2001, the Company filed shelf registrations statements for 416,667 and 1.25 million shares, respectively, of the Company's common stock. During the years ended December 31, 2002, 2001 and 2000 the Company sold approximately 0.1 million, 1.1 million and 0.4 million shares of common stock in private transactions under such registration statements and received net proceeds from such sales of approximately $2.3 million, $30.5 million and $10.5 million, respectively. All shares available under such registration statements had been sold as of December 2002.

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

On August 12, 2002, the Company issued $10 million in aggregate principal amount of convertible debentures, due August 2007 (the "2007 Debentures"), and warrants to purchase 0.2 million shares of common stock, to institutional investors for proceeds of $10.0 million. The terms of the debentures required the proceeds be held in restricted cash accounts linked to irrevocable letters of credit in favor of each debenture holder such that unrestricted access to the proceeds from the sale of the debentures generally occurred only upon conversion of the debentures into shares of the Company's common stock. These debentures bore interest at a rate of 1.5% per annum. The holders of these debentures had the right to convert the debentures into the Company's common stock at an initial conversion price of $15.60 per share, which was reduced to $6.00 per share as a result of anti-dilution adjustments. In addition to the holders' conversion option, under certain circumstances, the Company had the right to force conversion of up to $500,000 of the debentures per week at a 15% discount to the market price of the Company's stock. Subject to certain conditions set forth in the debentures, the debentures could be prepaid upon twenty business days notice for 104% of the outstanding principal balance of the debentures. During the third quarter of 2002, the Company forced conversion of $1.0 million principal amount of the debentures for 168,696 shares of common stock, resulting in the release to the Company of $1.0 million of restricted cash. Subsequent to December 31, 2002, the Company forced conversion of an additional $1.3 million principal amount of the debentures and debenture holders voluntarily converted $0.5 million principal amount of the debentures, for a total of 353,985 shares of common stock, resulting in the release to the company of $1.8 million of restricted cash. In March 2003, as part of a new convertible debenture financing, the Company prepaid $5.2 million principal amount of the debentures. In addition, one of the holders of the debentures exchanged $2.0 million aggregate principal amount of these debentures for $2.0 million aggregate principal amount of 2006 Debentures and 78,989 shares of common stock. The exchange resulted in the release to the Company of $2.0 million of restricted cash, as the 2006 Debentures are not secured by cash. There were no outstanding 2007 Debentures as of December 31, 2003.

On March 5, 2003, the Company issued to a group of institutional investors 416,667 shares of common stock and $10.55 million in aggregate principal amount of secured convertible debentures due in March 2006 (the "2006 Debentures"), for which the Company received proceeds of approximately $9.0 million, net of financing costs of approximately $1.5 million. The 2006 Debentures bear interest at a rate of 2.0% per annum, payable quarterly in arrears on each January 31, April 30, July 31 and October 31. The debentures are secured by the Company's rights, title and interest to the technology and trademarks covered by the EKI License Agreement, including all process and product improvements of the Company, the Company's right to use and to sublicense the technology, and all license fees, royalties and/or other forms of compensation due to the Company from sublicenses under existing or future sublicenses. The holders of the 2006 Debentures have the right to convert such debentures into the Company's common stock at a conversion price of $6.00 per share. While the 2006 Debentures are outstanding, the conversion price is subject to adjustment in certain instances, such as a result of stock dividends and splits, distributions of property to common stockholders, the sale of substantially all of the Company's assets, the consummation of a merger, or sales of common stock or common stock equivalents for per share prices lower than the conversion price in effect. In addition to the holders' conversion option, after the first anniversary of the issuance of the 2006 Debentures the Company has the right to force conversion of all or a portion of the outstanding principal amount of the 2006 Debentures if certain conditions are met, including a requirement that the closing price of the common stock has been equal to or greater than 300% of the conversion price for at least the 10 consecutive days immediately preceding the conversion. The principal amount of the 2006 Debentures is due and payable on March 5, 2006; however, earlier repayment may occur if the Company receives cash proceeds in excess of $2.65 million (the "Excess Amount") from the sale of debt or equity securities, equipment sales to unrelated third parties, or operating revenues. If the Excess Amount arises, the Company can elect to distribute one-third of such Excess Amount to EKI in payment of amounts due to EKI under the License Agreement or the Biotec Agreement that have been subordinated to the 2006 Debentures, and one-third of such Excess Amount, with the consent of each applicable debenture holder, as a 102% prepayment of principal and interest of the 2006 Debentures.

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

At March 31, 2004, the outstanding principal balance of 2006 Debentures was $6.8 million. The remaining shares under the December 2001 shelf registration described above have been used to secure shares potentially issuable upon conversion of the 2006 Debentures.

On March 8, 2004, the Company's common stock was delisted from the Nasdaq Smallcap Market because the Company's market capitalization failed to meet the minimum required standard and trading was moved to the OTC Bulletin Board and then to the Pink Sheets Electronic Quotation Services. In addition, the Company did not make interest payments related to the 2006 Debentures as required on January 31, 2004 and April 30, 2004. These actions put the Company in non-compliance with its covenants under the 2006 Debentures. Management is currently negotiating with the debenture holders for appropriate relief or waiver of these covenants. One of the debenture holders has notified the Company in writing that they are in default and has requested that the Company repurchase the entire principal amount of the 2006 Debentures that they hold at the price specified in the debenture, along with any accrued and unpaid interest. Because the Company can not assure that it will be able to negotiate appropriate relief or a waiver of the applicable covenants, the entire outstanding principal amount of the 2006 Debentures have been classified as current liabilities as of March 31, 2004 and December 31, 2003.

During 2002 and 2003, the Company's largest shareholder, EKI, made various simple interest working capital loans to the Company. These loans bear interest at a rate of 7% or 10% per annum, and are payable on demand. As of March 31, 2004, the outstanding principal balance of these loans was $2,755,000. In connection with the March 2003 convertible debenture financing, the remaining outstanding balance of these loans was subordinated to the 2006 Debentures, with strict covenants governing their repayment. In addition, EKI and Biotec agreed to subordinate certain payments to which they were otherwise entitled under the Biotec License Agreement (other than their respective percentages of any royalties received by the Company) to the satisfaction of the Company's payment obligations under the 2006 Debentures. They further agreed not to assert any claims against the Company for breaches of the Biotec License Agreement (other than the assertion of certain equitable remedies to enjoin the Company from, for example, selling products outside its field of use) until such time as the Company's obligations under the 2006 Debentures are satisfied in full. EKI and Biotec also agreed to allow the Company to pledge their respective interests in the EKI and Biotec License Agreements to secure the Company's obligations under the 2006 Debentures, and certain additional concessions were made by EKI and Biotec to permit the Company greater flexibility in selling its rights under the EKI and Biotec License Agreements to third parties in an insolvency context. These rights terminate upon the satisfaction in full of the obligations under the 2006 Debentures. In consideration for its willingness to subordinate the payments and advances that are owed to it, in March 2003 the Company issued to EKI a warrant, expiring in ten years, to acquire 83,333 shares of the Company's common stock for $6.00 per share.

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

The Company is exposed to interest rate risk on its fixed rate long-term working capital loans to EKI and its fixed rate long-term convertible debentures. As of March 31, 2004, these long-term fixed rate debt obligations totaled approximately $9.555 million. The working capital loans bear interest at a fixed rate of 10% per annum. The convertible debentures bear interest at a fixed rate of 2% per annum. While generally an increase in market interest rates will decrease the value of this debt, and decreases in rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of the substantial majority of this debt as there is no active public market for this debt.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange act) as of the end of the period covered by this quarterly report on Form 10-Q (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

Changes in internal control over financial reporting. No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

The Company has not purchased any of its equity securities in the period ended March 31, 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company did not make required interest payments related to the 2006 Debentures on January 31, 2004 and April 30, 2004. In addition, on March 8, 2004, the Company's common stock was delisted from the Nasdaq Smallcap Market. These actions put the Company in non-compliance with its covenants under the 2006 Debentures. Management is currently negotiating with the debenture holders for appropriate relief or waiver of these covenants. One of the debenture holders has notified the Company in writing that the Company is in default and has requested that the Company repurchase the entire principal amount of the 2006 Debentures held at the price specified in the debenture, along with any accrued and unpaid interest. Because the Company can not assure that it will be able to negotiate appropriate relief or a waiver of the applicable covenants, the entire outstanding principal amount of the 2006 Debentures totaling $6.8 million plus accrued interest have been classified as current liabilities as of March 31, 2004 and December 31, 2003.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company filed one report on Form 8-K during the quarter ended March 31, 2004. Information regarding the item reported on is as follows:

      DATE                             ITEM REPORTED ON
---------------     ------------------------------------------------------------

  March 5, 2004     Press release of the Company dated March 5, 2004,  regarding the delisting of the Company's  common stock from the Nasdaq
                    SmallCap Market effective March 8, 2004.


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


                                    EarthShell Corporation

Date: May 10, 2004                  By:  /s/ D. Scott Houston
                                         --------------------
                                         D. Scott Houston
                                         Chief Financial Officer

                                        (PRINCIPAL FINANCIAL OFFICER AND DULY
                                        AUTHORIZED OFFICER)