Form 10-K/A
period 2003-12-31
EARTHSHELL CORP
filed 2004-06-09
CIK 911801

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                   Form 10-K/A
                                 Amendment No. 1

             (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2003
                                       or

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For The Transition Period From ____________ to ____________

                             EARTHSHELL CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                          77-0322379
      (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                         Identification No.)

                               6740 Cortona Drive
                         Santa Barbara, California 93117
                                 (805) 571-8232
    (Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                              (title of each class)

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   |X|    No

         Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).  Yes   |X|    No

         The aggregate market value of common stock held by non-affiliates as of June 30, 2003 was $42,344,627.

         The number of shares outstanding of the Registrant's Common Stock as of March 31, 2004 was 14,128,966.

                      Documents Incorporated by Reference:
None.

EarthShell Corporation ("EarthShell" or the "Company") hereby amends its Annual Report on Form 10-K filed on April 14, 2004, to add a new section entitled "Recent Developments" under Part II, Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the information set forth under Part III, as set forth in the pages attached:

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

         In late May 2004, the Company's largest debenture holder sent to the Company a formal notice demanding repayment of its debentures because of the defaults. The Company continues to be in discussions with its debenture holders to negotiate a satisfactory solution to the debenture defaults.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of EarthShell

The term of office of each of our Directors will expire at the next annual meeting.

Name                            Age     Position                                                     Director Since
-------------------------       ---     ------------------------------------------------------       --------------
Essam Khashoggi..........       64      Chairman of the Board                                             1992
Simon K. Hodson..........       49      Vice Chairman of the Board and Chief Executive Officer            1992
John Daoud...............       68      Director                                                          1992
Layla Khashoggi..........       46      Director                                                          1992
George W. Roland.........       64      Director                                                          2001
Hamlin M. Jennings.......       55      Director                                                          2003
Walker Rast..............       68      Director                                                          2003

-------------

The following is a biographical summary of the experience of each of the directors:

         Essam Khashoggi has served as Chairman of the Board of the Company since its organization in November 1992. Mr. Khashoggi has also served as Chairman of the Management Committee and Chief Executive Officer of E. Khashoggi Industries, LLC ("EKI") and its predecessor entity, E. Khashoggi Industries, since their organization in October 1997 and June 1991, respectively. Mr. Khashoggi has served as a director and officer of a number of domestic and foreign companies engaged in licensing, manufacturing, real estate, marketing and design and he has served as a Trustee for the University of California Santa Barbara Foundation.

         Simon K. Hodson has served as Vice Chairman of the Board and Chief Executive Officer of the Company since its organization in November 1992. Additionally, Mr. Hodson served as President of the Company from May 1999 until May 2002, and previously from December 1995 until May 1996. Mr. Hodson has also served as President and Vice Chairman of EKI and its predecessor entity since their organization in October 1997 and June 1991, respectively, and as President and Vice Chairman of Concrete Technology Corporation ("CTC") since August 1987. Mr. Hodson was President of National Cement & Ceramics Laboratories, Inc., a company previously engaged in materials science research, from June 1990 through 1995. He is a co-inventor of a number of U.S. and foreign patented inventions, all belonging to EKI.

         John Daoud has served as a Director of the Company since its organization in November 1992. Mr. Daoud served as Secretary of the Company from October 1996 through December 1999 and as the Assistant Secretary of the Company from June 1993 until October 1996. Mr. Daoud has also served as the Chief Financial Officer and Secretary of EKI and its predecessor entity since their organization in October 1997 and June 1991, respectively, and as the Manager and Principal Officer of Condas International, LLC and its predecessor from 1987 through October 2003. Since 1972, Mr. Daoud has advised Mr. Khashoggi and his affiliated entities on certain financial matters both in an individual capacity as well as Manager and Principal Officer of Condas International, LLC and its predecessor. From 1970 to 1972, Mr. Daoud was a Senior Auditor with PricewaterhouseCoopers.

         Layla Khashoggi has served as a Director of the Company since its organization in November 1992. Mrs. Khashoggi has also been a member of the Management Committee of EKI since its organization in October 1997 and a Director of CTC for the past five years. Mrs. Khashoggi has served as Chairman of the Development Committee and as an Executive Committee member of the Board of Laguna Blanca School, Site Council Member and Co-Chairman of the Budget Committee of San Marcos High School, Executive Committee member and Chairman of the Marketing Committee of the Santa Barbara Zoo Board, and member of the Board of Trustees of the Santa Barbara Public Education Foundation. Mrs. Khashoggi is Essam Khashoggi's spouse.

         George W. Roland has served as a Director of the Company since September 2001. Dr. Roland is currently a business consultant and is a member of the Board of Directors, and previously served as President and Chief Executive Officer from 1995 to 1998, of Astropower, Inc. Solar Power Division. Dr. Roland served as President and Chief Executive Officer for Siemens Solar Industries, L.P. from 1993 until 1995. Prior to 1993, Dr. Roland was a consultant to the President of Applied Superconductors and the Vice President and Division Manager of Kennametal, Inc., a large technology firm, for over ten years. Dr. Roland holds over 15 patents and has published over 35 scientific papers.

         Hamlin M. Jennings has served as a Director of the Company since January 1, 2003. Since 1987, Dr. Jennings has been a Professor in the Civil and Environmental Engineering Department and the Materials Sciences and Engineering Department at Northwestern University. In 2002, he assumed the Chairmanship of the Civil and Environmental Engineering Department. Prior to his appointment at Northwestern, Dr. Jennings worked at the National Institute of Standards and Technology, Imperial College London, and the University of Cape Town. He is a fellow of the Institute of Materials in the United Kingdom and Fellow of the American Ceramic Society. Dr. Jennings received a Ph.D. in materials science from Brown University in 1975, and a Bachelor of Science in Physics from Tufts University in 1969. Additionally, Dr. Jennings is owner and President of Evanston Materials Consulting Corporation, founded in 1997, which specializes in cement-based materials and coatings. Dr. Jennings holds 12 patents, is the associate editor of two journals and has published over 120 scientific papers.

         Walker Rast has served as a Director of the Company since September 2003, when he was appointed to fill the vacancy created by the resignation of Mr. Bert Moyer from the Board in August 2003. Mr. Rast is currently a business consultant and a member of the Educational Foundation Board of the University of South Carolina and a member of the Advisory Board of the College of Engineering and Information Technology. From 1987 to 1994, Mr. Rast was a member of the Executive Board of Directors of Royal Packaging Industries Van Leer, a worldwide packaging company based in the Netherlands. From 1979 to 1987, Mr. Rast was President of Keyes Fibre Company (now know as The Chinet Company), first an operating group of Arcata Corporation and then of Royal Packaging Industries Van Leer. Mr. Rast held various executive positions with Arcata Corporation for over ten years, and was previously with U.S. Gypsum Corporation for over ten years.

Executive Officers of EarthShell

Name                            Age     Position                                                     Officer Since
-------------------------       ---     ------------------------------------------------------       -------------
Simon K. Hodson..........       49      Vice Chairman of the Board and Chief Executive Officer           1992
Vincent J. Truant........       56      President and Chief Operating Officer                            1998
D. Scott Houston.........       49      Chief Financial Officer and Secretary                            1993

         The following is a biographical summary of the experience of Mr. Truant and Mr. Houston. For a biographical summary of the experience of Mr. Hodson, kindly refer to the summaries of Directors' experience provided above.

         Vincent J. Truant has served as the Company's President and Chief Operating Officer since May 15, 2002. From March 2001 to May 2002, Mr. Truant served as Senior Vice President and Chief Marketing Officer. From October 1999 to March 2001, and from March 1999 to October 1999, respectively, he served as Senior Vice President and as Vice President of Marketing, Environmental Affairs and Public Relations, and from April 1998 to March 1999 as Vice President of Marketing and Sales. During a prior 15-year tenure at Sweetheart Cup Company ("Sweetheart"), Mr. Truant most recently served as Vice President and General Manager for the National Accounts Group and the McDonald's Corporation Strategic Business Units. Before joining Sweetheart, Mr. Truant was engaged in both domestic and international marketing assignments for Philip Morris Inc. and its subsidiary, Miller Brewing Company, as well as Eli Lilly & Company.

         D. Scott Houston has served as the Company's Chief Financial Officer since October 1999, and the Company's Secretary since December 1999. From January to October 1999, Mr. Houston served as Senior Vice President of Corporate Planning and Assistant Secretary. From July 1993 until January 1999, Mr. Houston served as Chief Financial Officer. From August 1986 until joining the Company, he held various positions with EKI and its affiliates, including Chief Financial Officer and Vice President of CTC from 1986 to 1990. From 1984 to 1986, Mr. Houston operated Houston & Associates, a consulting firm. From July 1980 until September 1983, Mr. Houston held various positions with the Management Information Consulting Division of Arthur Andersen & Co., an international accounting and consulting firm.

Audit Committee Financial Expert

         The Audit Committee is presently comprised of Dr. Roland, Dr. Jennings and Mr. Rast. The members of the audit committee are all independent within the meaning of the National Association of Securities Dealers' listing standards. The Board of Directors has determined that Dr. Roland qualifies as the "audit committee financial expert" as that term is defined in Item 401(h)(2) of Regulation S-K in the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who beneficially own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than 10% beneficial owners are required by the SEC to furnish the Company with copies of all Forms 3, 4 and 5 that they file.

         In light of recent changes in reporting requirements, the Company has undertaken a review of all available past Section 16(a) filings to ensure proper disclosure of its officers', directors' and 10% beneficial owners' compliance with the new reporting requirements. Each of the transactions reported below are grants of Company stock options with exercise prices greater than the Company's current stock price. Based solely upon the Company's review of the copies of such forms it has received, and certain other information available to it, to the best of the Company's knowledge:

         From 1999 through 2003, Mr. Khashoggi did not file in a timely manner five reports each reporting two stock option grants. These stock option grants were reported on May 28, 2004.

         From 1999 through 2003, Mrs. Khashoggi did not file in a timely manner five reports each reporting two stock option grants. These stock option grants were reported on May 28, 2004.

         From 2000 through 2003, Mr. Daoud did not file in a timely manner four reports each reporting one stock option grant. These stock option grants were reported on May 28, 2004.

         From 2001 through 2003, Dr. Roland did not file in a timely manner a Form 3, one report reporting two stock option grants and one report reporting one stock option grant. These stock option grants as well as the commencement of Dr. Roland's insider status were reported on May 28, 2004.

         In 2002 and 2003, Mr. Moyer did not file in a timely manner a Form 3 and two reports each reporting one stock option grant. These stock option grants as well as the commencement of Mr. Moyer's insider status were reported on May 28, 2004.

         In 2003, Dr. Jennings did not file in a timely manner two reports each reporting one stock option grant. These stock option grants were reported on May 28, 2004.

         In 2003, Mr. Rast did not file in a timely manner a Form 3. The commencement of Mr. Rast's insider status was reported on June 4, 2004.

         From 1999 through 2001, Mr. Houston did not file in a timely manner three reports each reporting one stock option grant. These stock option grants were reported on May 28, 2004.

         From 1999 through 2001, Mr. Truant did not file in a timely manner three reports each reporting one stock option grant. These stock option grants were reported on May 28, 2004.

         From 2001 through 2003, Mr. Andersen, former Chief Science Officer of the Company, did not file in a timely manner a Form 3 and one report reporting one stock option grant. The Company is working with outside legal counsel to remedy these filings.

         In 2003, Mr. Hawks, Principal Accounting Officer of the Company, did not file in a timely manner a Form 3 and one report reporting one stock option grant. This stock option grant as well as the commencement of Mr. Hawks' insider status was reported on May 28, 2004.

Code of Ethics

         The Company has adopted a Code of Ethics that applies to all Directors, officers and employees, including the chief executive officer, chief financial officer and principal accounting officer of the Company. The Company has posted its Code of Ethics on its website at www.earthshell.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of its Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to an element enumerated in Item 406(b) of Regulation S-K by posting such information on its website.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth certain information with respect to the compensation of the Named Executive Officers. The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts during the periods set forth below.

                                           Summary Compensation Table

                                                                                                            Long Term
                                                                 Annual Compensation                   Compensation Awards
                                   Fiscal year     -----------------------------------------------    ---------------------
           Name and                   Ended                                        Other Annual       Securities Underlying
      Principal Position           December 31      Salary ($) *      Bonus ($)   Compensation ($)       Options (#)
--------------------------------   -------------   -------------      ---------   ----------------    ---------------------
Simon K. Hodson................        2003          $500,000        $      --       $ 2,250 (1)              --
     Vice Chairman of the Board        2002           500,000               --         2,500 (1)              --
     and Chief Executive Officer       2001           500,000               --         2,437 (1)              --

Vincent J. Truant..............        2003           350,000               --         3,063 (1)              --
     President and Chief               2002           321,875 (2)           --         2,844 (1)              --
     Operating Officer                 2001           275,000          278,000 (3)     2,156 (1)            8,333 (4)

D. Scott Houston...............        2003           327,200 (5)           --         2,454 (1)              --
     Chief Financial Officer           2002           327,200 (5)           --         2,419 (1)              --
     and Secretary                     2001           320,000          139,000 (3)     2,250 (1)           8,333 (4)

Per J. Andersen (6)............        2003           287,200 (5)           --            --                  --
     Chief Science Officer             2002           287,200 (5)           --            --                  --
                                       2001           280,000          139,000 (3)        --               8,333 (4)

Amitabha Kumar (7).............        2003           168,713               --         5,021 (1)              --
     Vice President of                 2002           165,000               --         4,950 (1)              --
     Technology                        2001           155,417               --         4,663 (1)              --

----------------------

* The Company provides various perquisites to its executives which, in accordance with SEC regulations, are not itemized because their value is less than 10% of the executive's salary.
(1)  Reflects payments under the Company's 401(k) plan.
(2) Reflects a mid-year salary adjustment effective May 16, 2002 as a result of Mr. Truant becoming President of the Company on that date. Mr. Truant's current salary is $350,000.
(3) On May 9, 2001, the Compensation and Stock Option Committees approved a bonus in the form of a stock grant of 4,167 shares of Common Stock to Mr. Truant and 2,083 shares of Common Stock each to Mr. Houston and Dr. Andersen.
(4) As additional bonus compensation, the Compensation and Stock Option Committees approved the grant of fully vested incentive stock options to purchase 8,333 shares of Common Stock to Mr. Truant, Mr. Houston and Dr. Andersen. The options are for a term of ten years at a strike price of $44.04. The closing price of the stock on the date of the grants was $44.04 per share and the Company paid the withholding tax on the grants.
(5) Reflects $7,200 in car allowance payments made to Mr. Houston and Dr. Andersen.
(6) Dr. Andersen is no longer an employee of the Company, effective December 31, 2003.
(7) Prior to 2003, Mr. Kumar was Director of Foam and Paperboard Materials Research. Mr. Kumar is no longer an employee of the Company. Mr. Kumar resigned from all positions with the Company in March 2004.

Stock Option Grants in 2003

         The following table sets forth information with respect to options to purchase shares of the Company's Common Stock granted in 2003 to the Named Executive Officers:

                                                                                              Potential Realizable Value at
                                                                                                  Assumed Rates of Stock
                                                 Individual Grants                           Appreciation for Option Term (1)
                                ---------------------------------------------------------    --------------------------------
                                 Number of    % of Total
                                  Shares        Options
                                Underlying     Granted to
         Name and                Options       Employees     Exercise Price    Expiration
     Principal Position          Granted        in 2003       (per share)         Date            5%                10%
----------------------------    ----------    -----------    --------------    ----------    ------------        ------------
Simon K. Hodson................   41,667          38%            $4.80          9/19/2013      $301,348            $479,846
      Vice Chairman of the
      Board and Chief
      Executive Officer

Vincent J. Truant..............   20,833          19%             4.80          9/19/2013       150,670             239,917
      President and Chief
      Operating Officer

D. Scott Houston...............   20,833          19%             4.80          9/19/2013       150,670             239,917
      Chief Financial Officer
      and Secretary

Per J. Andersen................   20,833          19%             4.80          9/19/2013       150,670             239,917
      Chief Science Officer

Amitabha Kumar.................     --            --                --              --             --                  --
      Vice President of
      Technology

--------------------

(1) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. In each case, the Company would use the market price of the Common Stock on the date of grant to compute the potential realizable values.

Aggregated Option Exercises In 2003 and 2003 Year End Option Values

         The following table sets forth for the Named Executive Officers information with respect to options exercised, unexercised options and year-end option values, in each case with respect to options to purchase shares of the Company's Common Stock.

                                                                   Number of Securities          Value of Unexercised
                                                                  Underlying Unexercised       In-The-Money Options at
                                                                Options at Fiscal Year End              Fiscal
                                                                           2003                   Year End 2003 (1)
                                      Shares                    ---------------------------   --------------------------
         Name and                  Acquired on       Value
     Principal Position              Exercise      Realized     Unexercisable   Exercisable   Unexercisable  Exercisable
-------------------------------    -----------     --------     -------------   -----------   -------------  -----------
Simon K. Hodson................        --             --           83,334           --            --            --
      Vice Chairman of the
      Board and Chief
      Executive Officer

Vincent J. Truant..............        --             --           50,000         32,917          --            --
      President and Chief
      Operating Officer

D. Scott Houston...............        --             --           47,500         42,037          --            --
      Chief Financial Officer
      and Secretary

Per J. Andersen................        --             --           44,166          8,333          --            --
      Chief Science Officer

Amitabha Kumar.................        --             --             --             --            --            --
      Vice President of
      Technology

------------------------

(1) The closing price of the Common Stock on the NASDAQ Market on December 31, 2003 was $1.80.

Compensation of Directors

         Under a compensation plan based on a study conducted by SCA Consulting LLC, the Board pays to each non-employee director an annual retainer fee of $20,000, payable quarterly, plus a fee of $1,000 for each regular meeting attended in person. Committee chairpersons receive an additional $1,000 per year. All of the directors, except for Mr. Hodson, are currently considered to be non-employee directors of the Company.

         The 1995 Stock Incentive Plan, as amended, provides that each non-employee director automatically be granted options to purchase 2,083 shares of the Company's Common Stock, effective at the conclusion of each annual meeting. All such stock options (i) vest ratably at 25% at the end of each calendar quarter following the grant, provided the director holding the options continues to serve as a director at the end of each such quarter, and (ii) have an exercise price equal to the "fair market value" of the underlying shares, which is defined in the 1995 Stock Incentive Plan as the closing trading price on the day before such annual meeting.

         In April 2004, based on the financial condition of the Company, the Board of Directors unanimously agreed to defer the payment of the Director fees discussed above until such time as the financial condition of the Company improves.

Employment Agreements and Arrangements

         Simon Hodson currently does not have a written employment agreement with the Company. His previous employment agreement expired on September 30, 2001. Mr. Hodson receives an annual salary of $500,000, subject to annual review and increase at the discretion of the Board of Directors. He may also be entitled to receive (i) an annual bonus, the amount of which is determined by the Compensation Committee, and (ii) options or other rights to acquire Common Stock, under terms and conditions determined by the Stock Option Committee. Mr. Hodson may be terminated at any time with or without cause. In order to conserve cash until the Company is able to establish its royalty revenue stream, Mr. Hodson agreed to a 40% reduction in base salary to $300,000 per year effective April 16, 2004.

         D. Scott Houston entered into a written employment agreement with the Company on October 19, 1993. Mr. Houston receives an annual salary of $320,000, subject to annual review and increase at the discretion of the Board of Directors. He may also be entitled to receive (i) an annual bonus, the amount of which is determined by the Compensation Committee, and (ii) options or other rights to acquire the Common Stock, under terms and conditions determined by the Stock Option Committee. Mr. Houston may be terminated at any time, with or without cause, upon thirty (30) days notice. In order to conserve cash until the Company is able to establish its royalty revenue stream, Mr. Houston agreed to a 75% reduction in base salary to $80,000 per year effective April 16, 2004, and is currently working on a part-time basis.

         Vincent J. Truant entered into an employment agreement with the Company with a commencement date of May 1, 1998. The agreement provides for an annual salary of $225,000 and options to acquire 6,250 shares of the Company's Common Stock at an exercise price equal to $252.00 per share, which is the price at which the Company's Common Stock was first sold to the public in the Company's initial public offering. The Board of Directors increased Mr. Truant's annual salary to $250,000 on September 29, 1999. The Board of Directors further increased Mr. Truant's salary to $275,000 effective January 1, 2000. On May 15, 2002, the Board increased Mr. Truant's salary to $350,000 in connection with his new responsibilities as President and Chief Operating Officer. Mr. Truant may also be entitled to receive (i) an annual bonus in an amount equal to one year's base salary, provided certain financial and other milestones determined by Mr. Truant and the Compensation Committee are met by Mr. Truant and the Company, and, in the event such milestones are not met, or are significantly exceeded, such other lesser or greater bonus as the Compensation Committee shall determine, and (ii) options or other rights to acquire Common Stock, under terms and conditions determined by the Stock Option Committee. Pursuant to the terms of his employment agreement, Mr. Truant may be terminated at any time, with or without cause, upon thirty (30) days written notice, provided that, if the Company terminates Mr. Truant's employment for other than cause, he will be entitled to receive a one-time severance payment equal to 100% of his then-current annual base salary.

Compensation Committee Interlocks and Insider Participation

         All decisions relating to executive compensation during 2003 were made by the Company's Compensation Committee, which was comprised of Mr. Khashoggi, Mrs. Khashoggi and Mr. Moyer through July 2003 (at which time Mr. Moyer resigned from the Board), and Mr. Khashoggi, Mrs. Khashoggi and Dr. Roland from July 2003 through December 31, 2003. None of the members were officers of the Company in 2003. Mr. Khashoggi is the controlling stockholder of EKI, the Company's principal stockholder with whom the Company has certain relationships and related transactions described below. Mr. Khashoggi is the beneficial owner of 35.91% of the Common Stock of the Company.

         The Company has an exclusive, worldwide, royalty-free license to use and license EKI technology to manufacture and sell disposable, single-use containers for packaging or serving food and beverages intended for consumption within a short period of time (less than 24 hours).

         On July 29, 2002, the Company entered into an amendment to its Amended and Restated License Agreement with EKI (the "License Agreement") expanding the field of use for the EarthShell technology to include noodle bowls used for packaging instant noodles. Because the noodle bowl development was made at no cost to EarthShell and is an incremental field of use, EarthShell will pay to EKI 50% of any royalty or other consideration it receives in connection with the sale of products within this field of use.

         In addition, on July 29, 2002 the Company entered into a License & Information Transfer Agreement with Biotec (the "Biotec Agreement"), a wholly owned subsidiary of EKI, to utilize Biotec technology for foodservice applications, including food wraps and cutlery used in foodservice applications. EKI had previously granted to the Company priority rights to license certain product applications on an exclusive basis from Biotec in consideration for the Company's payment of a $100,000 monthly licensing fee to Biotec. In addition, in consideration of the monthly payment, Biotec agreed to render technical services to the Company at Biotec's cost plus 5%. The licensing fee and services arrangements were continued in the Biotec Agreement. Under the terms of the Biotec Agreement, Biotec is entitled to receive 25% of any royalties or other consideration that the Company receives in connection with the sale of products utilizing Biotec technology.

         During 2002, and January 2003, EKI made a series of loans to the Company totaling approximately $5.8 million. These loans were used to pay operating costs, and accrued interest at 7% or 10% per annum. In connection with the issuance and sale in March 2003 of the Company's 2% secured convertible debentures due in 2006 (the "2006 Debentures") to a group of institutional investors, EKI agreed to subordinate the repayment of these loans to the payment in full of the Company's obligations under the 2006 Debentures. In addition, EKI and Biotec agreed to subordinate certain payments to which they were otherwise entitled under the License Agreement and the Biotec Agreement referenced above (other than their respective percentages of any royalties received by the Company) to the satisfaction in full of the Company's obligations under the 2006 Debentures. They further agreed to not assert any claims against the Company for breaches of the License Agreement or the Biotec Agreement (other than the assertion of certain equitable remedies to enjoin the Company from, for example, selling products outside its field of use) until such time as the Company's obligations under the 2006 Debentures are satisfied in full. EKI and Biotec also agreed to allow the Company to pledge its interest in the License Agreement to secure its obligations under the 2006 Debentures, and certain additional concessions were made by EKI and Biotec to permit the Company greater flexibility in selling its rights under the License Agreement and the Biotec Agreement to third parties in an insolvency context. These rights terminate upon the satisfaction in full of the obligations under the 2006 Debentures. In consideration for its willingness to subordinate the payments and advances that are owed to it, the Company issued to EKI in March 2003 an immediately vested warrant to acquire 83,333 shares of the Company's common stock at a price of $6.00 per share with a ten year term.

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

         In connection with the issuance and sale of the 2006 Debentures, Mr. Essam Khashoggi, who controls EKI and is the beneficial owner of 35.91% of the Company's Common Stock, agreed for himself and on behalf of EKI, not to sell any of the Company's shares for an 18 month period ending in August 2004 (excluding shares issuable to former EKI employees under existing option grants and shares pledged under an existing security agreement with a third party lender).

         During 1998, EKI entered into certain agreements with an equipment manufacturer providing for the purchase by EKI of certain technology applicable to starch-based disposable packaging. EKI licenses such technology to the Company on a royalty-free basis pursuant to the License Agreement. In connection with this purchase, and pursuant to the terms of a letter agreement with EKI, the Company agreed to pay the seller of the technology $3.5 million on or about December 31, 2003. In the fourth quarter of 2003, the Company negotiated a reduction of the obligation to $1.6 million, which was then paid in the fourth quarter of 2003. In addition, the Company is required to pay the seller $3.0 million over the five-year period commencing January 1, 2004 if EKI, the Company or their licensees make active use of the technology and have not purchased, by December 31, 2003, at least $35.0 million of equipment from the seller. As of December 31, 2003, the Company and its licensees have neither actively used the technology nor purchased equipment from the seller. The Company does not plan to make active use of the technology during the year ending December 31, 2004. EKI has agree to indemnify the Company to the extent the Company is required to pay any portion of this $3.0 million obligation solely as a result of EKI's or its licensees' active use of such patents and related technology (other than use by the Company or it sublicensees).

     In July 2002, the Company extended a loan in the amount of $55,000 to Mr. Vincent Truant, President and Chief Operating Officer. The loan is due upon demand by the Company.

     In 2003, the Company paid Mr. Rast, a Director, a $4,000 consulting fee for doing a detailed evaluation of its demonstration equipment in Europe.

Compensation Committee Report

     The Compensation Committee of the Board of Directors of EarthShell Corporation is pleased to present its annual report on executive compensation. This report describes the function of the Compensation Committee, the objectives of the Company's executive compensation program, the various components of compensation, and explains the basis upon which 2003 compensation determinations were made by the Compensation Committee with respect to the executive officers of the Company, including the Named Executive Officers, with the exception of Mr. Kumar who was not an officer of the Company.

Compensation Committee Charter

     The Compensation Committee is charged with the following responsibilities:

     o reviewing and recommending to the Board of Directors the annual base salary, bonus and other benefits for the senior executive officers of the Company;

     o reviewing and commenting on new executive compensation programs that the Company proposes to adopt;

     o periodically reviewing the results of the Company's executive compensation and perquisite programs to ensure that they are properly coordinated to yield payments and benefits that are reasonably related to executive performance;

     o ensuring that a significant portion of executive compensation is reasonably related to the long-term interests of the stockholders;

     o participating in the preparation of certain portions of the Company's annual proxy statement;

     o if necessary, hiring a compensation expert to provide independent advice on compensation levels; and

     o ensuring that the Company undertakes appropriate planning for management succession and advancement.

Compensation Components

     The Company's executive compensation program consists of a mixture of base salary, cash bonuses and stock options. In determining the mix and total amount of compensation for each executive officer, the Compensation Committee subjectively considers each executive's overall value to the Company including past and expected contributions by the executive to the Company's goals. In addition, the Compensation Committee strives to balance short-term and long-term incentive compensation to achieve desired results.

     Shortly following the Company's initial public offering in March 1998, anticipating that it would be hiring several new executives as part of its next stage of development, the Company commissioned SCA Consulting LLC ("SCA"), a Los Angeles based executive compensation consulting firm, to update its executive compensation strategy and total pay structure. As part of its assignment, SCA developed a study of the compensation practices of newly public, development stage companies. The Compensation Committee references this study as it administers each of the three components of its executive compensation program to ensure that its compensation practices are competitive and that the overall compensation package appropriately attracts, motivates, rewards, and retains key employees with outstanding abilities.

         Base Salary. The Company has historically determined base salary for its executives based on qualifications, job requirements and competitive market salaries that such qualifications and job requirements command. As the Company grows, it will continue to rely on peer group competitive compensation practices to remain consistent and competitive in its compensation practices.

         The Company paid base compensation to Mr. Vincent Truant, President and Chief Operating Officer, in the amount of $350,000 for his services to the Company during 2003. Pursuant to an employment agreement effective October 15, 1993, Mr. D. Scott Houston, Chief Financial Officer and Secretary received base compensation during 2003 of $327,200, reflecting various adjustments since 1993. In addition, the Company paid a base salary to Dr. Per J. Andersen, Chief Science Officer in the amount of $287,200 for his services to the Company during 2003. The base salary figures for Mr. Houston and Dr. Andersen reflect a $7,200 car allowance.

         Salaries for executives are reviewed by the Compensation Committee on an annual basis and may be adjusted based upon their assessment of the individual's contribution to and financial growth of the Company as well as competitive pay levels. The Compensation Committee made no executive salary adjustments in 2003. In order to conserve cash until the Company is able to establish its royalty revenue stream, Mr. Hodson and Mr. Houston agreed to a 40% and 75% reduction in base salary, respectively, effective April 16, 2004.

         Bonus. Bonuses may be granted for a fiscal year after the financial results for that fiscal year become available. The Compensation Committee meets to consider annual bonuses for each executive based on individual performance as well as overall financial results of the Company for the year. There is no plan requiring that bonuses be paid. However, pursuant to their employment agreements, certain executive officers may be entitled to receive an annual bonus, the actual amount of which is determined in the sole discretion of the Compensation Committee.

         The Compensation Committee also may consider bonus compensation in light of the accomplishment of specific milestones developed by management in support of the annual strategic plan.

         On March 24, 2004, the Compensation Committee met to review and consider the performance of senior management. In determining whether to grant management bonuses for 2003, the Compensation Committee considered both individual performance as well as the Company's overall performance. Although the Compensation Committee noted several significant individual and Company achievements during the year, in light of the delays the Company has experienced in commercializing the Company's technology as well as the financial condition of the Company, the Compensation Committee determined that no bonuses for 2003 would be granted.

         Stock Options. The Compensation Committee believes that significant equity interests in the Company in the form of stock options held by the Company's management serve to align the interests of the executive management team with those of stockholders. The Stock Option Committee may grant stock options and restricted stock to executives and other key employees of the Company pursuant to the 1995 Stock Incentive Plan. In September of 2003, the Stock Option Committee granted to individual members of management fully vested stock options issued under the 1995 Stock Incentive Plan at the then-current market price exercisable only upon successful completion of certain milestones that are critical to the long-term success of the Company. The option grants were as follows:

                                           Stock Options
                                           -------------
            Simon K. Hodson                   41,667
            Vincent Truant                    20,833
            D. Scott Houston                  20,833
            Per J. Andersen                   20,833

         The stock options granted are reflected in the Stock Options Grant table.

         The Stock Option Committee will continue to consider various methods to provide additional incentives to management and employees of the Company, including granting additional stock options and/or restricted stock. In determining the grants of stock options and restricted stock, the Stock Option Committee will take into account, among other things, the respective scope of responsibility and the anticipated performance requirements and contributions to the Company of each proposed award recipient as well as the amounts of prior grants.

Compensation to Chief Executive Officer in 2003

         The Compensation Committee meets annually to evaluate the Chief Executive Officer's performance and to review the Chief Executive Officer's compensation. A founder of the Company and co-innovator of the technology, Mr. Simon K. Hodson has been a driving force in making the Company - as a corporation and as a new packaging concept - a reality. His concern for the environment, coupled with his visionary leadership and commitment, has helped the Company achieve its current state of development.

         In reviewing Mr. Simon Hodson's compensation, the Compensation Committee considers his principal responsibilities, which include providing overall vision and strategic direction for EarthShell, attracting and retaining highly qualified employees and developing and maintaining key customer and capital relationships.

         Mr. Hodson received a base compensation of $500,000 during 2003. This amount was based on the Compensation Committee's assessment that Mr. Hodson is uniquely qualified to lead the Company through its early development stages to initial commercialization. The Board determined that his vision for the Company, both from a technical and business viewpoint, continues to be pivotal in bringing the Company to the point of commercializing its first product lines. Based in part on the foregoing, the Compensation Committee concluded that the $500,000 base salary compensation was appropriate for 2003.

         In order to conserve cash until the Company is able to establish its royalty revenue stream, Mr. Hodson agreed to a 40% reduction in base salary effective April 16, 2004.

         In determining Mr. Hodson's 2003 annual bonus, the Compensation Committee considered both Mr. Hodson's individual performance as well as that of the Company overall. Although the Compensation Committee noted several significant achievements during the year, in light of the delays the Company has experienced in commercializing the Company's technology as well as the financial condition of the Company, the Compensation Committee determined that no bonus for 2003 would be granted.

         On September 19, 2003, Mr. Hodson was granted 10-year, fully vested options to purchase 41,667 shares of Common Stock at the then-current market value, exercisable only after the completion of certain milestones that are critical to the long-term success of the Company

         Mr. Hodson owns a minority profits interest in EKI, the Company's majority stockholder.

Deductibility of Executive Compensation

         Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), limits the deductibility of compensation over $1 million to certain executive officers unless, in general, the compensation is paid pursuant to a plan which is performance related, non-discretionary and has been approved by the Company's stockholders. The Company did not pay any compensation in 2003 that would be subject to Code Section 162(m). The Compensation Committee intends to establish policies regarding qualification of compensation under Section 162(m) of the Code to the extent it considers such policies appropriate.

Submitted by the Company's Compensation Committee

Mr. Khashoggi
Mrs. Khashoggi
Dr. Roland

Stock Performance Graph

         The graph below compares the cumulative total return on the Company's Common Stock for the last five fiscal years to the total cumulative return on the S&P 500 Index and the Dow Jones Containers & Packaging Industry Group Index
(USA). The comparison assumes $100 was invested in the Company's common stock and the indexes on December 31, 1998 and assumes reinvestment of dividends before consideration of income taxes.

         The stock performance depicted in the graph below is not necessarily indicative of future performance. The Stock Performance Graph shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission or subject to Regulations 14A or 14C or to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act or Exchange Act.

[REPRESENTATION OF LINE CHART]

                                   Indexed Data
Close               EarthShell Index           S&P 500 Index              Dow Jones CTR Index
12/31/1998                100.0                      100.0                        100.0
12/31/1999                 34.6                      119.5                         94.4
12/31/2000                 10.7                      107.4                         60.3
12/31/2001                 16.8                       93.4                         74.9
12/31/2002                  4.9                       71.6                         79.8
12/31/2003                  1.3                       90.5                         94.0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table provides information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders), as of December 31, 2003:

                                                  (a)
                                               Number of                                         (c)
                                            Securities to be                            Number of Securities
                                              Issued Upon               (b)            Remaining Available for
                                              Exercise of        Weighted-Average       Future Issuance Under
                                              Outstanding        Exercise Price of       Equity Compensation
                                                Options,            Outstanding           Plans (excluding
                                              Warrants and       Options, Warrants     securities reflected in
                 Plan Category                   Rights             and Rights               column (a))
      ---------------------------------    ------------------    -----------------     --------------------------
      Equity Compensation Plans                  384,912              $38.24                    865,088
         Approved by Security Holders
      Equity Compensation Plans Not                   __                  __                         __
         Approved by Security Holders
      Total                                      384,912              $38.24                    865,088

Security Ownership Of Certain Beneficial Owners And Management

         The following table sets forth certain information with respect to the beneficial ownership of each class of the Company's voting securities as of April 23, 2004, by (i) each person or company known by the Company to be the beneficial owner of more than 5% of the Company's outstanding shares, (ii) each director of the Company, (iii) the Chief Executive Officer of the Company and each of the other executive officers of the Company whose cash compensation exceeded $100,000 during the fiscal year ended December 31, 2003 (collectively, the "Named Executive Officers") and (iv) all directors and Named Executive Officers of the Company as a group.

                                                                                 Percentage of Shares
                                                         Number of Shares of        of Common Stock
      Name and address (1)                                  Common Stock              Outstanding
      ------------------------------------------------   -------------------     --------------------
      Essam Khashoggi (2) (3).........................          5,077,311                    35.91%
      Simon K. Hodson (4).............................              3,500                         *
      John Daoud (5)..................................             35,515                         *
      Layla Khashoggi (3).............................             10,415                         *
      George W. Roland  (6)...........................              5,479                         *
      Hamlin Jennings (7).............................              2,951                         *
      Walker Rast.....................................                  -                         *
      Vincent J. Truant (8)...........................             32,917                         *
      D. Scott Houston (9)............................             44,120                         *
      Per J. Andersen (10)............................             46,666                         *
      Directors and Named Executive Officers as a
        group.........................................          5,258,874                    36.52%
      E. Khashoggi Industries, LLC....................          4,049,899                    28.66%
      EKINVESCO.......................................            715,436                     5.06%

-------------------------

*    Indicates ownership of less than 1%.
(1) The address of all individuals, entities and stockholder groups listed in the table is c/o EarthShell Corporation, 6740 Cortona Drive, Santa Barbara, California 93117.
(2) Includes 4,049,899 shares held by E. Khashoggi Industries, LLC ("EKI"), and 715,436 shares held by EKINVESCO, the controlling owner of each being Mr. Khashoggi. Includes 218,228 shares held by other entities, including CTC, in which Mr. Khashoggi also has a controlling ownership interest. Also includes a fully exercisable warrant to purchase 83,333 shares of Common Stock issued by the Company. Mr. Khashoggi has sole voting and dispositive power with respect to all 5,066,896 shares referred to in this note, and is therefore deemed to be the beneficial owner of such shares.
(3) Includes options to purchase 10,415 shares of Common Stock issued under the 1995 Stock Incentive Plan, which are fully vested and exercisable.
(4) Represents shares held by Hodson Investments, LLC. Does not include any of the shares held by EKI, or the 71,739 shares held by CTC. Mr. Hodson holds a minority ownership interest in EKI and CTC.
(5) Includes options to purchase 25,000 shares of Common Stock from EKI which were issued to Mr. Daoud in his capacity as an officer of EKI, and options to purchase 10,515 shares of Common Stock issued under the 1995 Stock Incentive Plan, all of which are fully vested and exercisable.
(6) Includes options to purchase 5,479 shares of Common Stock issued under the 1995 Stock Incentive Plan, which are fully vested and exercisable.
(7) Includes options to purchase 2,951 shares of Common Stock issued under the 1995 Stock Incentive Plan, which are fully vested and exercisable.
(8) Includes options to purchase 28,750 shares of Common Stock issued under the 1995 Stock Incentive Plan, which are fully vested and exercisable.
(9) Includes options to purchase 42,037 shares of Common Stock issued under the 1995 Stock Incentive Plan which are fully vested and exercisable.
(10) Includes options to purchase 8,333 shares of Common Stock issued under the 1995 Stock Incentive Plan, and options to purchase 38,333 shares of Common Stock issued by EKI, all of which are fully vested and exercisable. As of December 31, 2003, Dr. Andersen was no longer an employee of the Company. The information shown is based upon the Company's best knowledge and the fact that Dr. Andersen has not filed any Schedule 13Ds, 13Gs or Forms 4 or 5 with the Securities and Exchange Commission after the date of his departure.

ITEM 13.  CERTAIN RELATIONSHIPS AND OTHER RELATED TRANSACTIONS

         All relationships and related transactions reported in this Annual Report are described under the caption "Compensation Committee Interlocks and Insider Participation."

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

         The Audit Committee pre-approved the engagement of Farber & Hass LLP to provide audit services for the fiscal year ended December 31, 2003, including the quarterly reviews for the quarters ended June 30, 2003 and September 30, 2003. Farber & Hass LLP provided no other audit services, audit-related services, tax services or permitted non-audit services for and during the fiscal year ending 2003, except for the statutory audit of the Company's benefit plan for the year ended December 31, 2002. The Audit Committee has been in discussions with respect to the adoption of a pre-approval policy relating to audit services for the fiscal year ending 2004 and for all audit-related services, tax services and non-audit services to be performed by Farber & Hass LLP during the fiscal year ending 2004.

         During the fiscal years ended December 31, 2003 and 2002, the following audit, audit-related, tax and non-audit fees were incurred by the Company:

         Audit Fees. For the year ended December 31, 2003, Farber & Hass LLP charged the Company an aggregate of $59,710 for professional services rendered for the 2003 audit of the Company's financial statements and the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the quarters ended June 30, 2003 and September 30, 2003. In addition, Deloitte & Touche, LLP, the Company's prior independent public accountants, charged the Company an aggregate of approximately $16,800 for professional services rendered in connection with the inclusion of their audit opinions related to the 2002 and 2001 audits in the Company's December 31, 2003 Form 10-K and the review of the financial statements included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. For the year ended December 31, 2002, Deloitte & Touche, LLP charged the Company an aggregate of $168,050 for professional services rendered for the 2002 audit of the Company's financial statements and the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the three quarters of 2002.

         Audit-Related Fees. During the year ended December 31, 2003, the Company incurred fees of $28,750 for assurance and related services related to Deloitte & Touche, LLP's review of the Company's financial statements included in various SEC documents that are not included in Audit Fees, and Farber & Hass charged the Company $6,500 for benefit plan statutory audits. During the year ended December 31, 2002, the Company incurred fees of $3,500 for assurance and related services related to Deloitte & Touche, LLP's review of the Company's financial statements included in various SEC documents that are not included in Audit Fees.

         Tax Fees. During the year ended December 31, 2003, the Company incurred fees of $16,243 for tax return preparation. During the year ended December 31, 2002, the Company incurred fees of $12,000 for tax preparation.

         Non-Audit Fees. During the year ended December 31, 2003, the Company engaged Deloitte & Touche, LLP to analyze the performance of the manufacturing equipment in Germany at a fee of $16,487. During the year ended December 31, 2002, the Company engaged Deloitte & Touche, LLP to consult on franchise tax reporting at a fee of $540.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             EARTHSHELL CORPORATION


                             By: /s/ Simon K. Hodson
                                 -------------------
                             Name: Simon K. Hodson
                             Title: Vice Chairman of the Board and
                             Chief Executive Officer

Date: June 8, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                                     Title                                   Date
---------------------------------------------------------------------------------------------------------------
      /s/ Essam Khashoggi                        Chairman of the Board                       June 8, 2004
      -------------------
        Essam Khashoggi

      /s/ Simon K. Hodson                   Vice Chairman of the Board and                   June 8, 2004
      -------------------                       Chief Executive Officer
        Simon K. Hodson                      (Principal Executive Officer)


     /s/ D. Scott Houston                Chief Financial Officer and Secretary               June 8, 2004
     --------------------                    (Principal Financial Officer)
       D. Scott Houston

     /s/ Michael P. Hawks                             Controller                             June 8, 2004
     --------------------                   (Principal Accounting Officer)
       Michael P. Hawks

        /s/ John Daoud                                 Director                              June 8, 2004
        --------------
          John Daoud

      /s/ Layla Khashoggi                              Director                              June 8, 2004
      -------------------
        Layla Khashoggi

      /s/ Hamlin Jennings                              Director                              June 8, 2004
      -------------------
        Hamlin Jennings

        /s/ Walker Rast                                Director                              June 8, 2004
        ---------------
          Walker Rast

       /s/ George Roland                               Director                              June 8, 2004
       -----------------
         George Roland

                                  Exhibit Index
                                  -------------
Exhibit No.

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

10.20    Fourth Third Amendment to 1995 Stock Incentive Plan of  the Company.(6)

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

10.26 Loan Agreement dated as of September 9, 2002 between the Company and E. Khashoggi Industries, LLC.(11)

10.27 Second Amendment dated 29 July, 2002 to Amended and Restated License Agreement between E. Khashoggi Industries, LLC and the Company.(12)

10.28 License and Information Transfer Agreement dated 29 July, 2002 between the Biotec Group and the Company.(12)

10.29 Loan and Securities Purchase Agreement dated as of March 5, 2003 between the Company and the investors signatory thereto.(13)

10.30 Sublicense Agreement dated February 20, 2004 by and between the Company and Hood Packaging Corporation.(14)

10.31 Operating and Sublicense Agreement dated October 3, 2002 by and between the Company and Sweetheart Cup Company, Inc.(14)

10.32 First Amendment to Operating and Sublicense Agreement dated July 2003 by and between the Company and Sweetheart Cup Company, Inc.(14)

10.33 Lease Agreement dated July 2003 between the Company and Sweetheart Cup Company, Inc.(14)

10.34 First Amendment to Lease Agreement dated December 16, 2003 between the Company and Sweetheart Cup Company, Inc.(14)

14.4 EarthShell Corporation Code of Ethics for Directors, Officers and Employees.(14)

16.1 Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated July 9, 2003, regarding change in certifying accountant. (18)

23.1     Independent Auditor's consent.(14)

23.2     Independent Auditor's consent.(14)

31.1 Certification of the CEO pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the CFO pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

-------------

(1) Previously filed, as an exhibit to the Company's Registration Statement on Form S-1 and amendments hereto, File no. 333-13287, and incorporated herein by reference.

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

(14) Previously filed as an exhibit to the Company's annual report on Form 10-K, for the fiscal year ended December 31, 2003, and incorporated herein by reference.