Form 10-Q
period 2004-06-30
EARTHSHELL CORP
filed 2004-08-17
CIK 911801

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

               |_| TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ______to_________

                        Commission File Number 333-13287

                                   ----------

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

The number of shares outstanding of the Registrant's Common Stock as of August 5, 2004 is 14,187,177.

================================================================================



                             EARTHSHELL CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2004

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
PART I. FINANCIAL INFORMATION

      Item 1.      Consolidated Financial Statements                                                        Page

                   a)   Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December
                        31, 2003........................................................................     1

                   b)   Consolidated Statements of Operations for the three months and six months
                        ended June 30, 2004 and June 30, 2003 (unaudited)...............................     2

                   c)   Consolidated Statements of Cash Flows for the six months ended June 30,
                        2004 and June 30, 2003 (unaudited) .............................................     3

                   d)   Notes to Consolidated Financial Statements (unaudited)......................         5

      Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                   Operations...........................................................................     8

      Item 3.      Quantitative and Qualitative Disclosures About Market Risk...........................     15

      Item 4.      Controls and Procedures .............................................................     15

PART II. OTHER INFORMATION

      Item 1.      Legal Proceedings....................................................................     15

      Item 2.      Changes in Securities and Use of Proceeds and Issuer Repurchases of Equity
                   Securities...........................................................................     15

      Item 3.      Defaults Upon Senior Securities......................................................     15

      Item 4.      Submission of Matters to a Vote of Security Holders..................................     15

      Item 5.      Other Information....................................................................     16

      Item 6       Exhibits and Reports on Form 8-K.....................................................     16

SIGNATURE.................................................................................................   17


                             EARTHSHELL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30,     DECEMBER 31,
                                                                                  2004           2003
                                                                             -------------  --------------
                                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS
      Cash and cash equivalents ...........................................   $   408,733   $ 1,901,639
      Prepaid expenses and other current assets ...........................       173,703       323,680
                                                                              -----------   -----------
           Total current assets ...........................................       582,436     2,225,319

PROPERTY AND EQUIPMENT, NET ...............................................         3,973        61,794
EQUIPMENT HELD FOR SALE ...................................................             1             1
                                                                              -----------   -----------
TOTALS ....................................................................   $   586,410   $ 2,287,114
                                                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Accounts payable and accrued expenses ...............................   $ 4,892,235   $ 4,853,413
      Current portion of deferred revenues ................................       200,000            --
      Convertible debentures, net of discount of $1,158,273 and $1,505,755
          as of June 30, 2004 and December 31, 2003, respectively               6,305,330     5,294,245
                                                                              -----------   -----------
           Total current liabilities ......................................    11,397,565    10,147,658

PAYABLES TO RELATED PARTY .................................................     2,664,386     1,839,108
NOTES PAYABLE TO RELATED PARTY, NET OF DISCOUNT OF $168,623 AND $219,210 AS
     OF JUNE 30, 2004 AND DECEMBER 31, 2003, RESPECTIVELY .................     2,586,377     2,535,790
DEFERRED REVENUES, LESS CURRENT PORTION ...................................       275,000            --
OTHER LONG-TERM LIABILITIES ...............................................       227,341        33,333
                                                                              -----------   -----------
           Total liabilities ..............................................    17,150,669    14,555,889

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value, 10,000,000 shares authorized;  9,170,000 Series
     A shares designated; no shares issued and outstanding as of
     June 30, 2004 and December 31, 2003..................................             --            --
Common stock, $.01 par value, 25,000,000 shares authorized; 14,128,966
     shares issued and outstanding as of June 30, 2004 and December 31, 2003      141,290       141,290
Additional paid-in common capital.........................................    302,033,746   302,033,746
Accumulated deficit ......................................................   (318,681,921) (314,350,681)
Accumulated other comprehensive loss......................................        (57,374)      (93,130)
                                                                              -----------   -----------
      Total stockholders' deficit.........................................    (16,564,259)  (12,268,775)
                                                                              -----------   -----------

TOTALS....................................................................     $  586,410     2,287,114
                                                                              ===========   ===========


                 See Notes to Consolidated Financial Statements.


                             EARTHSHELL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                             FOR THE                             FOR THE
                                                           THREE MONTHS                         SIX MONTHS
                                                          ENDED JUNE 30,                      ENDED JUNE 30,

                                                 ---------------------------------  -----------------------------------
                                                      2004             2003              2004               2003
                                                 ---------------  ----------------  ----------------  -----------------
Revenues.........................................  $   25,000        $        --       $    25,000        $        --

Operating Expenses
    Related party license fee and research and
         development expenses...................       300,000           304,667           600,000            658,467
    Other research and development expenses.....        42,913         1,707,507           265,451          3,604,493
    Related party general and administrative
         reimbursements.........................            --                --                --             (4,074)
    Other general and administrative expenses...     1,071,116         1,193,342         2,244,971          3,047,044
    Depreciation and amortization...............        11,230           103,636            38,571            216,276
                                                 ---------------  ----------------  ----------------  -----------------
        Total operating expenses................     1,425,259         3,309,152         3,148,993          7,522,206

Operating Loss..................................     1,400,259         3,309,152         3,123,993          7,522,206

Other (Income) Expenses
    Interest income.............................        (1,537)          (24,299)           (2,771)           (64,251)
    Related party interest expense..............       141,683            94,932           275,865            170,234
    Other interest expense......................       213,910           344,970           423,285            922,737
    Gain on sales of property and equipment.....      (153,535)           (7,000)         (153,535)           (63,000)
    Premium due to debenture default............       663,603                --           663,603                 --
    Other expenses (income).....................            --          (109,571)               --             86,958
    Loss on extinguishment of debentures........            --                --                --          1,697,380
    Debenture conversion costs..................            --                --                --            105,847
                                                 ---------------  ----------------  ----------------  -----------------
Loss Before Income Taxes........................     2,264,383         3,608,184         4,330,440         10,378,111

Income taxes....................................            --                --               800                800
                                                 ---------------  ----------------  ----------------  -----------------
Net Loss........................................   $ 2,264,383       $ 3,608,184       $ 4,331,240        $10,378,911
                                                 ===============  ================  ================  =================

Basic and Diluted Loss Per Common Share.........   $      0.16       $      0.28       $      0.31        $      0.82
Weighted Average Number of Common Shares
     Outstanding................................    14,128,966        13,013,462        14,128,966         12,688,023


                 See Notes to Consolidated Financial Statements.


                             EARTHSHELL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                 ------------------------------------
                                                                                        2004               2003
                                                                                 -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss........................................................................     $ (4,331,240)    $ (10,378,911)
Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and amortization.................................................           38,571           216,276
  Amortization and accretion of debenture issue costs...........................          398,069           482,973
  Premium due to debenture default..............................................          663,603                --
  Debenture conversion costs....................................................               --           105,847
  Loss on change in fair value of warrant obligation............................               --            86,958
  Loss on extinguishment of debentures..........................................               --         1,697,380
  Beneficial conversion value due to change in debentures conversion price......               --           360,000
  Gain on sales of property and equipment.......................................         (153,535)          (63,000)
  Deferred revenues.............................................................          475,000                --
  Equity in the losses of joint venture.........................................               --           148,257
  Other non-cash items .........................................................           (9,961)           (2,124)
Changes in operating assets and liabilities
  Prepaid expenses and other current assets.....................................          146,277          (120,135)
  Accounts payable and accrued expenses.........................................           89,851        (2,403,817)
  Payables to related party.....................................................          825,278           344,376
  Other long-term liabilities ..................................................          194,008                --
                                                                                 -----------------  -----------------
     Net cash used in operating activities......................................       (1,664,079)       (9,525,920)
                                                                                 -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sales of property and equipment...................................          172,785            74,200
Purchases of property and equipment.............................................               --            (1,320)
                                                                                 -----------------  -----------------
     Net cash provided by investing activities..................................          172,785            72,880
                                                                                 -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from  issuance  of common  stock  and  convertible  debentures,  net of
     issuance costs and discounts amounting to approximately $3.4 million.......               --         8,656,982
Proceeds from release of restricted time deposit upon conversion of convertible
     debentures into common stock...............................................               --         1,291,000
Proceeds from release of restricted cash upon exchange of convertible debentures               --         2,000,000
Proceeds from release of restricted cash for repayment of convertible debentures               --         5,200,000
Repayment of convertible debentures.............................................               --        (5,200,000)
Proceeds from issuance of notes payable to related party........................               --         1,010,000
                                                                                 -----------------  -----------------
      Net cash provided by financing activities.................................               --        12,957,982
                                                                                 -----------------  -----------------
Effect of exchange rate changes on cash and cash equivalents....................           (1,612)              922
                                                                                 -----------------  -----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................       (1,492,906)        3,505,864

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................        1,901,639           111,015
                                                                                 -----------------  -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................................     $    408,733     $   3,616,879
                                                                                 =================  =================


                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,

                                                                                   -----------------------------------
                                                                                        2004               2003
                                                                                   ----------------  -----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
     Income taxes...............................................................     $     800         $       --
     Interest...................................................................         1,406             28,203
Transfer of property to EKI.....................................................        78,409                 --
Common stock warrants issued in connection with convertible debentures..........            --            745,562
Conversion of convertible debentures into common stock..........................            --          3,141,000
Interest paid in common stock...................................................            --             74,867
Commission paid in common stock.................................................            --             29,500
Common stock issued to service providers in connection with the March 2003
     financing..................................................................            --            484,500


     SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

    In March 2003, warrants for the purchase of $1.055 million in aggregate principal amount of convertible debentures and 70,477 shares of common stock were issued in connection with the issuance of convertible debentures. The estimated fair value of the warrants of $442,040, based upon the Black-Scholes method of valuation, was recorded as an original issue discount, thereby reducing the carrying value of the convertible debentures, and as an increase in additional paid-in common capital.

    In March 2003, warrants for the purchase of 83,333 shares of common stock were issued to EKI, in connection with the issuance of convertible debentures, in consideration for its willingness to subordinate amounts owed to it. The estimated fair value of the warrants of $303,522, based upon the Black-Scholes method of valuation, was recorded as an original issue discount, thereby reducing the carrying value of the notes payable to EKI, and as an increase in additional paid-in common capital.

                 See Notes to Consolidated Financial Statements.

                             EARTHSHELL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  JUNE 30, 2004

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

EarthShell was a development stage enterprise through the first quarter of 2004. With the recognition of the Company's first revenues in the second quarter of 2004, the Company is no longer a development stage enterprise.

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

The accompanying unaudited consolidated financial statements and these notes do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States, which were included in the Company's consolidated financial statements for the year ended December 31, 2003. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K, including Form-10K/A - Amendment No. 1.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the period from November 1, 1992 (inception) to June 30, 2004, the Company has incurred a cumulative net loss of $318.7 million and has a stockholders' deficit of $16.6 million at June 30, 2004. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time (see "Critical Accounting Policies - Going Concern Basis").

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

Since June 21, 2004, the Company's common stock has been listed through the OTC Bulletin Board. The Company's common stock trades under the symbol "ERTH.OB."

RELATED PARTY TRANSACTIONS

E. Khashoggi Industries LLC and its wholly owned subsidiaries ("EKI") own approximately 35% of the Company's outstanding shares, and may be deemed to be a controlling stockholder. In connection with the formation of the Company, the Company entered into a Master License Agreement with EKI (the "EKI License Agreement"), pursuant to which the Company has an exclusive, worldwide, royalty-free license to use and license the EKI technology to manufacture and sell disposable, single-use containers for packaging or serving food or beverages intended for consumption within a short period of time (less than 24 hours). Effective January 1, 2001, EKI granted to the Company priority rights to license certain product applications on an exclusive basis from Biotec, a wholly owned subsidiary of EKI, in consideration for payment by the Company of a $0.1 million minimum monthly licensing fee to Biotec. In addition, Biotec agreed to render technical services to the Company, as required, at Biotec's cost plus 5%. Effective July 29, 2002, the Company restated its agreements with Biotec in a definitive License & Information Transfer Agreement with Biotec to utilize the Biotec technology for foodservice applications, including food wraps used in foodservice applications (the "Biotec License Agreement"). Under the terms of the Biotec License Agreement, the Company paid or accrued $0.3 million during the three months ended June 30, 2004 and 2003 and $0.6 million and $0.7 million during the six months ended June 30, 2004 and 2003, respectively. As part of the new convertible debenture financing ("2006 Debentures") completed in March 2003 (see "Convertible Debentures"), payment of this licensing fee was subordinated to the new debentures with strict covenants governing payment. No cash payments have been made to Biotec from May 2003 through June 2004, and the total amount of accrued and unpaid licensing fees payable to Biotec as of June 30, 2004 is approximately $2.2 million, including accrued interest payable on the unpaid licensing fees. Subsequent to June 30, 2004, as part of an overall restructuring of the 2006 Debentures and other long-term liabilities of the Company, Biotec has agreed, in principal, to restructure the unpaid licensing fees and accrued interest payable (see "Subsequent Events").

In September 2002, the Company entered into a Loan Agreement with EKI whereby EKI agreed to extend certain loans to the Company at EKI's sole discretion, at interest rates of 7% to 10%. As of December 31, 2003 and June 30, 2004 the outstanding principal amount of outstanding loans was $2.755 million. As part of the 2006 Debentures financing (see "Convertible Debentures"), repayment of these loans and related interest was subordinated to the new debentures with strict covenants governing their repayment. Therefore, at June 30, 2004, the loans totaling $2.755 million and related interest of approximately $0.5 million are classified as noncurrent liabilities. Subsequent to June 30, 2004, as part of an overall restructuring of the 2006 Debentures and other long-term liabilities of the Company, agreement was reached with EKI to convert the entire outstanding loan balance and all accrued but unpaid interest into unregistered shares of the Company's common stock (see "Subsequent Events").

In May 2004, the Company sold non-essential machine shop equipment and excess office furniture and equipment with a net book value of approximately $19,122 to EKI for $78,409.

CONVERTIBLE DEBENTURES

On March 5, 2003, the Company issued secured convertible debentures due in 2006 (the "2006 Debentures"). The 2006 Debentures bear interest at a rate of 2.0% per annum, payable quarterly in arrears on each January 31, April 30, July 31 and October 31. At June 30, 2004, the outstanding principal balance of the 2006 Debentures was $6.8 million, which is reflected on the accompanying balance sheet net of an unamortized discount of approximately $1.2 million

The Company did not make required interest payments related to the 2006 Debentures on January 31, 2004, April 30, 2004 and July 31, 2004. In addition, on March 8, 2004, the Company's common stock was delisted from the Nasdaq Smallcap Market. These actions put the Company in non-compliance with its covenants under the 2006 Debentures. Two of the debenture holders, including the debenture holder with the largest ownership position, notified the Company in writing that the Company was in default and requested that the Company repurchase the entire principal amount of the 2006 Debentures held at the price specified in the debenture, along with any accrued and unpaid interest. Therefore, the entire outstanding principal amount of the 2006 Debentures was classified as a current liability as of June 30, 2004 and December 31, 2003. In addition, the Company accrued in the second quarter of 2004 approximately $0.7 million of the repurchase premium specified in the debenture.

Subsequent to June 30, 2004, with the assistance of its largest shareholder, the Company signed agreements with the holders of all $6.8 million outstanding principal amount of its 2006 Debentures to convert, retire or restructure the debentures and all accrued but unpaid interest (see "Subsequent Events").

COMMITMENTS

During 1998, EKI entered into certain agreements with an equipment manufacturer providing for the purchase by EKI of certain technology applicable to starch-based disposable packaging. EKI licenses such technology to the Company on a royalty-free basis pursuant to the EKI License Agreement. In connection with the purchase, the Company would be required to pay the seller $3.0 million over the five-year period commencing January 1, 2004 if EKI, the Company or their respective licensees make active use of the technology. As of June 30, 2004, the Company and its respective licensees have not actively used the technology. The Company does not plan to make active use of the technology during the year ending December 31, 2004. EKI has agreed to indemnify the Company to the extent the Company is required to pay any portion of this $3.0 million obligation solely as a result of EKI's or its licensees' active use of such patents and related technology (other than use by the Company or its sublicenses). The $3.0 million obligation to the seller of the technology is subject to reduction in an amount equal to 5% of the purchase price of any equipment purchased from the seller by EKI, the Company or their sublicenses during the five-year period commencing January 1, 2004.

PROPERTY AND EQUIPMENT AND EQUIPMENT HELD FOR SALE

The cost and accumulated depreciation of property and equipment and equipment held for sale at June 30, 2004 and December 31, 2003 were as follows:

                                        JUNE 30,      DECEMBER 31,
                                         2004           2003
                                     -------------  --------------

Property and Equipment
     Product development center ...   $   893,657    $ 1,175,394
     Office furniture and equipment       236,545        356,339
                                      -----------    -----------
Total cost ........................     1,130,202      1,531,733
Less:  Accumulated depreciation ...    (1,126,229)    (1,469,939)
                                      -----------    -----------
Property and equipment - net ......   $     3,973    $    61,794
                                      ===========    ===========
Equipment held for sale ...........   $         1    $         1
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

STOCK OPTIONS

The Company accounts for stock options in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's common stock and the exercise price of the option. For disclosure purposes, to measure stock-based compensation in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each option grant is then amortized as pro forma compensation expense over the vesting period of the options. The following table sets forth the pro forma net loss and loss per share resulting from applying SFAS No. 123.


                                                           THREE MONTHS                           SIX MONTHS
                                                          ENDED JUNE 30,                        ENDED JUNE 30,

                                                 ---------------------------------    -----------------------------------
                                                     2004               2003               2004                2003
                                                 --------------    ---------------    ----------------    ---------------
Net Loss as reported...........................     $2,264,383         $3,608,184          $4,331,240        $10,378,911
Deduct: Stock-based employee compensation
   expense included in reported net loss, net
   of tax......................................             --                 --                  --                 --
Add: Total stock-based employee compensation
   determined under fair value based method
   for all awards, net of tax..................
                                                        94,422            102,772             107,437            182,162
                                                 --------------    ---------------    ----------------    ---------------

Pro forma net loss.............................     $2,358,805         $3,710,956          $4,438,677        $10,561,073

Net loss per common share
   As reported.................................     $     0.16         $     0.28          $     0.31        $      0.82
   Pro forma...................................           0.17               0.29                0.31               0.83


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Information contained in this Quarterly Report on Form 10-Q, including but not limited to "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial results to differ substantially from those anticipated by management that are described herein. Investors should carefully review the risk factors set forth in other Company reports or documents filed with the Securities and Exchange Commission, including Forms 10-Q, 10-K, 10-K/A and 8-K. Factors influencing the Company's operating performance and financial results include, but are not limited to, the performance of licensees, changes in the general economy, the availability of financing, governmental regulations concerning, but not limited to, environmental issues, and other risks and unforeseen circumstances affecting the Company's business. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K, including Form 10-K/A
- Amendment No. 1, for the fiscal year ended December 31, 2003.

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

Going Concern Basis. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the period from November 1, 1992 (inception) to June 30, 2004, the Company has incurred a cumulative net loss of $318.7 million and has a working capital deficit of $10.8 million at June 30, 2004. These factors, along with others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. Even after the restructuring of the 2006 Debentures and other long-term liabilities of the Company and the sale of common stock subsequent to June 30, 2004 (see "Subsequent Events"), the Company may have to raise additional funds to meet its current obligations and to cover operating expenses through the year ending December 31, 2004. If the Company is not successful in raising additional capital it may not be able to continue as a going concern for a reasonable period of time. Management plans to address this need by raising cash through either the issuance of debt or equity securities. In addition, the Company expects to receive additional technology fee payments towards the end of 2004 in connection with a sublicense agreement (the "Sublicense Agreement") entered into between the Company and Meridian Business Solutions in the second quarter of 2004. Upon execution of the Sublicense Agreement, the Company received a payment of $500,000 towards the $2.0 million technology fee provided for in the agreement. Pursuant to the terms of the Sublicense Agreement, the balance of the technology fee is to be paid over the next twelve months as certain milestones are achieved. Another possible source of funds is the sale or transfer of the commercial production line in Goettingen, Germany to an operating partner. However, the Company can not assure that additional financing will be available to it, or, if available, that the terms will be satisfactory, that it will receive any further technology fee payments in 2004 pursuant to the Sublicense Agreement, or that it will be able to negotiate mutually agreeable terms for the transfer of its commercial production line to an operating partner. Management also plans to continue in its efforts to reduce expenses, but can not assure that it will be able to reduce expenses below current levels. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Estimated Net Realizable Value of Property and Equipment. The Company has been engaged in the development of manufacturing equipment to validate acceptance of EarthShell products and their pricing. To this end the Company financed and constructed a commercial production line in Goettingen, Germany for the Company's joint venture with Huhtamaki. During 2001, $1.2 million of the Goettingen line was written off to reflect equipment that had no further application in the product development cycle. During the third quarter of 2002 the Company concluded, after obtaining quotations from various machinery suppliers for an identical line, that $1.7 million of the cost of the line would not be recoverable and therefore the carrying value of the line was written down by this amount in the second half of 2002. With the conclusion of the joint venture with Huhtamaki in 2003, the Company is seeking other operating partners to purchase the production line. However, because the Company is unable to determine with certainty the proceeds that will be realized upon sale of the equipment, the Company wrote the line down to $1 as of December 31, 2003 and reclassified it to the long-term asset account "Equipment held for sale."

The key accounting estimates and policies are reviewed with the Audit Committee of the Board of Directors.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2003.

The Company's net loss decreased $1.3 million to $2.3 million from $3.6 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, respectively.

REVENUES. The Company recorded revenues of $0.03 million for the three months ended June 30, 2004. These revenues reflect amortization of the $2.0 million technology fee payable under the Sublicense Agreement that was entered into in the second quarter of 2004 over the ten years of the agreement. The amortization of the technology fee will result in the recognition of $0.2 million in revenues per year during the life of the agreement.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses are comprised of Related party license fee and research and development expenses and Other research and development expenses. Total research and development expenses for the development of EarthShell Packaging(R) decreased $1.7 million to $0.3 million from $2.0 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, respectively.

     o Related party license fee and research and development expenses are comprised of the $100,000 monthly licensing fee for the use of the EarthShell Technology and technical services, both of which are payable to EKI, a stockholder of the Company, or Biotec, a wholly owned subsidiary of EKI. It should be noted that payment of these related party expenses has been deferred pursuant to subordination agreements entered into by the EKI entities in connection with the convertible debenture financing concluded in March 2003. Related party license fee and research and development expenses were $0.3 million for both the three months ended June 30, 2004 and the three months ended June 30, 2003.

          Subsequent to June 30, 2004, agreement was reached, in principal, to amend the Biotec License Agreement to eliminate, for the next two years, the $0.1 million per month minimum license fee payable by the Company to Biotec (see "Subsequent Events").

     o Other research and development expenses are comprised of personnel costs, travel and direct overhead for development and demonstration production. Other research and development expenses decreased $1.7 million to $0.04 million from $1.7 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, respectively. The reduction was due to the non-recurrence of the following 2003 activities: the start-up in mid-May 2003 of a new manufacturing line for plates and bowls built and financed by Detroit Tool and Engineering Company (DTE) at their Lebanon, Missouri facility, as well as expenses incurred to vacate the Company's demonstration manufacturing facility in Goleta, California at the expiration of the lease on May 31, 2003. In addition, the Company's expense reduction efforts resulted in significantly reduced personnel and other costs in 2004.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses are comprised of personnel costs, travel and direct overhead for marketing, finance and administration. Total general and administrative expenses decreased $0.1 million to $1.1 million from $1.2 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, respectively. As a result of the Company's efforts to reduce general and administrative expenses, actual expenses incurred in the second quarter of 2004 were approximately $0.4 million lower than the second quarter of 2003 expenses. The largest reductions were in personnel costs (approximately $0.2 million; due to a reduction in headcount from 14 employees at March 31, 2003 to 8 employees at March 31. 2004), with additional reductions in travel expenses, professional fees and services, business insurance and franchise taxes. These expense reductions were largely offset by approximately $0.4 million of accounts payable settlement gains that reduced the second quarter 2003 expenses. The settlement gains were the result of a program began by the Company in the second quarter of 2003 to satisfy vendors for outstanding aged invoices. As a result of negotiations, the company settled and paid outstanding accounts payable of approximately $0.7 million at a discount of approximately $0.4 million.

INTEREST EXPENSE. Interest expense is comprised of Related party interest expense and Other interest expense.

     o Related party interest expense was $0.1 million in both the three months ended June 30, 2004 and the three months ended June 30, 2003. Related party interest expense includes interest accrued on outstanding loans made to the Company by EKI under the Loan Agreement (see "Related Party Transactions"), accretion of the discount related to the warrants issued in conjunction with the March 2003 financing transactions, plus accrued interest payable on amounts owed to EKI for monthly licensing fees that were not paid in accordance with the terms of the subordination agreements entered into in connection with the 2006 Debentures ("see Related Party Transactions").

          Subsequent to June 30, 2004, agreement was reached with EKI to convert all outstanding loans and accrued but unpaid interest into common stock of the Company and agreement was reached, in principal, to restructure the unpaid licensing fees under the Biotec License Agreement (see "Subsequent Events"). Therefore, there will be no Related party interest expense for these items subsequent to the closing of the agreements.

     o Other interest expense decreased $0.1 million to $0.2 million from $0.3 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, respectively. Other interest expense in both years is primarily composed of accretion of the discount and interest accrued on the 2006 Debentures. However, the 2004 accretion of the discount is lower than the 2003 accretion of the discount because of the conversion of almost $5.0 million principal amount of the 2006 Debentures into common stock of the Company in the second half of 2003, which resulted in a corresponding portion of the un-accreted discount being charged against additional paid-in common capital. Interest expense from accretion of the discount and accrued interest payable for the 2006 Debentures will be approximately $0.8 million per year until the 2006 Debentures have been converted or the obligation satisfied in full.

         Subsequent to June 30, 2004, the Company signed agreements with the holders of all $6.8 million outstanding principal amount of its 2006 Debentures to convert, retire or restructure the debentures and all accrued but unpaid interest (see "Subsequent Events"). Therefore, there will be no Other interest expense for the 2006 Debentures subsequent to the closing of the agreements.

GAIN ON SALES OF PROPERTY AND EQUIPMENT. The Company realized a gain of approximately $0.2 million in the three months ended June 30, 2004 upon the sale of non-essential machine shop equipment and excess office furniture and equipment over their net book value, most of which was fully depreciated.

PREMIUM DUE TO DEBENTURE DEFAULT. At June 30, 2004, the Company was in non-compliance with certain covenants of the 2006 Debentures. Two of the debenture holders, including the debenture holder with the largest ownership position, notified the Company in writing that the Company was in default and requested that the Company repurchase the entire principal amount of the 2006 Debentures held at the price specified in the debenture, along with any accrued and unpaid interest. The debenture contains a provision for repurchase of the debenture at a premium if the repurchase is due to an event of default. Therefore, the Company accrued approximately $0.7 million of the repurchase premium specified in the debentuure. This amount is also included in the current liabilities account "Convertible debentures" of the June 30, 2004 balance sheet.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2003.

The Company's net loss decreased $6.1 million to $4.3 million from $10.4 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, respectively.

REVENUES. The Company recorded revenues of $0.03 million for the six months ended June 30, 2004. These revenues reflect amortization of the $2.0 million technology fee payable under the Sublicense Agreement that was entered into in the second quarter of 2004 over the ten years of the agreement. The amortization of the technology fee will result in the recognition of $0.2 million in revenues per year during the life of the agreement.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses are comprised of Related party license fee and research and development expenses and Other research and development expenses. Total research and development expenses for the development of EarthShell Packaging(R) decreased $3.4 million to $0.9 million from $4.3 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, respectively.

     o Related party license fee and research and development expenses are comprised of the $100,000 monthly licensing fee for the use of the EarthShell Technology and technical services, both of which are payable to EKI, a stockholder of the Company, or Biotec, a wholly owned subsidiary of EKI. It should be noted that payment of these related party expenses has been deferred pursuant to subordination agreements entered into by the EKI entities in connection with the convertible debenture financing concluded in March 2003. Related party license fee and research and development expenses decreased $0.1 million to $0.6 million from $0.7 million for the six months ended
          June 30, 2004 compared to the six months ended June 30, 2003, respectively. This decrease was entirely due to a decrease in technical services provided to the Company by Biotec.

          Subsequent to June 30, 2004, agreement was reached, in principal, to amend the Biotec License Agreement to eliminate, for the next two years, the $0.1 million per month minimum license fee payable by the Company to Biotec (see "Subsequent Events").

     o Other research and development expenses are comprised of personnel costs, travel and direct overhead for development and demonstration production. Other research and development expenses decreased $3.3 million to $0.3 million from $3.6 million for the six months ended
          June 30, 2004 compared to the six months ended June 30, 2003, respectively. The reduction was due to the non-recurrence of the following 2003 activities:the winding down of on-going demonstration manufacturing in Goleta, California in the first quarter of 2003 and the start-up in mid-May 2003 of a new manufacturing line for plates and bowls built and financed by Detroit Tool and Engineering Company
          (DTE) at their Lebanon, Missouri facility, as well as expenses incurred to vacate the Company's demonstration manufacturing facility in Goleta at the expiration of the lease on May 31, 2003. In addition, as previously noted, the Company's expense reduction efforts resulted in significantly reduced personnel and other costs in 2004.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses are comprised of personnel costs, travel and direct overhead for marketing, finance and administration. Total general and administrative expenses decreased $0.8 million to $2.2 million from $3.0 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, respectively. This was primarily the result of efforts to significantly reduce general and administrative expenses throughout 2003 and 2004, which resulted in reductions in the following expenses: personnel costs by $0.5 million (due to to a reduction in headcount from 17 employees at December 31, 2002 to 9 employees at December 31. 2003), facility and support costs by $0.2 million, professional fees and services by $0.1 million, travel and entertainment expenses by $0.1 million, business insurance costs by $0.1 million and franchise taxes by $0.1 million. These expense reductions were offset by approximately $0.3 million more of accounts payable settlement gains in 2003 than in 2004. The settlement gains were the result of a program began by the Company in the second quarter of 2003 to satisfy vendors for outstanding aged invoices.

INTEREST EXPENSE. Interest expense is comprised of Related party interest expense and Other interest expense.

     o Related party interest expense increased $0.1 million to $0.3 million from $0.2 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, respectively. Related party interest expense includes interest accrued on outstanding loans made to the Company by EKI under the Loan Agreement (see "Related Party Transactions"), accretion of the discount related to the warrants issued in conjunction with the March 2003 financing transactions, plus accrued interest payable on amounts owed to EKI for monthly licensing fees that were not paid in accordance with the terms of the subordination agreements entered into in connection with the 2006 Debentures (see "Related Party Transactions"). The increase is primarily due to accrued interest payable on amounts owed for the monthly licensing fees. As the amount of unpaid licensing fees increases each month due to the subordination agreements, the monthly charge for interest expense also increases.

          Subsequent to June 30, 2004, agreement was reached with EKI to convert all outstanding loans and accrued but unpaid interest into common stock of the Company and agreement was reached, in principal, to restructure the unpaid licensing fees under the Biotec License Agreement (see "Subsequent Events"). Therefore, there will be no Related party interest expense for these items subsequent to the closing of the agreements.

     o Other interest expense decreased $0.5 million to $0.4 million from $0.9 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, respectively. Other interest expense for the six months ended June 30, 2004 is primarily composed of accretion of the discount and interest accrued on the 2006 Debentures. Other interest expense for the six months ended June 30, 2003 was primarily composed of accretion of the discount on the 2006 Debentures and a beneficial conversion charge in the amount of $.04 million due to a change in the conversion price of the convertible debentures due in August 2007 (the "2007 Debentures"). In addition, Other interest expense for 2003 also included accretion of the discount on the 2007 debentures and accrued interest payable on the 2006 and 2007 Debentures. Interest expense from accretion of the discount and accrued interest payable for the 2006 Debentures will be approximately $0.8 million per year until the 2006 Debentures have been converted or the obligations satisfied in full.

          Subsequent to June 30, 2004, the Company signed agreements with the holders of all $6.8 million outstanding principal amount of its 2006 Debentures to convert, retire or restructure the debentures and all accrued but unpaid interest (see "Subsequent Events"). Therefore, there will be no Other interest expense for the 2006 Debentures subsequent to the closing of the agreements.

GAIN ON SALES OF PROPERTY AND EQUIPMENT. The Company realized a gain of approximately $0.2 million in the six months ended June 30, 2004 upon the sale of non-essential machine shop equipment and excess office furniture and equipment over their net book value, most of which was fully depreciated.

PREMIUM DUE TO DEBENTURE DEFAULT. At June 30, 2004, the Company was in non-compliance with certain covenants of the 2006 Debentures. Two of the debenture holders, including the debenture holder with the largest ownership position, notified the Company in writing that the Company was in default and requested that the Company repurchase the entire principal amount of the 2006 Debentures held at the price specified in the debenture, along with any accrued and unpaid interest. The debenture contains a provision for repurchase of the debenture at a premium if the repurchase is due to an event of default. Therefore, the Company accrued approximately $0.7 million of the repurchase premium specified in the debenture. This amount is also included in the current liabilities account "Convertible debentures" of the June 30, 2004 balance sheet.

LOSS ON EXTINGUISHMENT OF DEBENTURES. In connection with the March 2003 financing transactions, the Company prepaid $5.2 million aggregate principal amount of the 2007 Debentures, resulting in a prepayment penalty of approximately $0.2 million. The Company also issued to the holders of the prepaid 2007 Debentures 52,083 shares of common stock, valued at approximately $0.2 million based upon the closing price of the Company's common stock of $4.56 per share on March 5, 2003. In addition, one of the holders of the 2007 Debentures exchanged $2.0 million aggregate principal amount of 2007 Debentures for $2.0 million aggregate principal amount of 2006 Debentures. In connection with the prepayment and exchange transactions, the Company incurred cash transaction costs of approximately $0.3 million, excluding the prepayment penalty. In addition, the Company incurred a charge of approximately $0.9 million for the prorated portion of the original discount attributed to the $7.2 million of the 2007 Debentures repaid and exchanged. Therefore, the Company recognized a $1.7 million loss upon extinguishment of the 2007 debentures through the prepayment and exchange in 2003.

DEBENTURE CONVERSION COSTS. Debenture conversion costs of $0.1 million for the six months ended March 31, 2003 represent the prorated portion of the original discount attributed to the 2007 Debentures whose conversion was forced by Company in the first six months of 2003.

LIQUIDITY AND CAPITAL RESOURCES AT JUNE 30, 2004

Cash Flow. The Company's principal use of cash for the six months ended June 30, 2004 was to fund operations. Net cash used in operations was $1.7 million for the six months ended June 30, 2004, compared to $9.5 million for the six months ended June 30, 2003. As of June 30, 2004 the Company had cash and cash equivalents totaling $0.4 million and a working capital deficit of $10.8 million. These factors, along with others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Capital Requirements. The Company made no capital expenditures during the six months ended June 30, 2004, nor does the Company expect to make significant capital expenditures in the year 2004.

Sources of Capital. The Company did not make required interest payments related to the 2006 Debentures on January 31, 2004, April 30, 2004 and July 31, 2004. In addition, on March 8, 2004, the Company's common stock was delisted from the Nasdaq Smallcap Market. These actions put the Company in non-compliance with its covenants under the 2006 Debentures. Two of the debenture holders, including the debenture holder with the largest ownership position, notified the Company in writing that the Company was in default and requested that the Company repurchase the entire principal amount of the 2006 Debentures held at the price specified in the debenture, along with any accrued and unpaid interest.
Therefore, the entire outstanding principal amount of the 2006 Debentures totaling $6.8 million was classified as a current liability as of June 30, 2004 and December 31, 2003. Subsequent to June 30, 2004, the Company signed agreements with the holders of all $6.8 million outstanding principal amount of its 2006 Debentures to convert, retire or restructure the debentures and all accrued but unpaid interest (see "Subsequent Events").

Even after the restructuring of the 2006 Debentures and other long-term liabilities of the Company and the sale of common stock subsequent to June 30, 2004, the Company may have to raise additional funds to meet its current obligations and to cover operating expenses through the year ending December 31, 2004. If the Company is not successful in raising additional capital it may not be able to continue as a going concern for a reasonable period of time. Management plans to address this need by raising cash through either the issuance of debt or equity securities. In addition, the Company expects to receive additional technology fee payments towards the end of 2004 in connection with the Sublicense Agreement that was entered into in the second quarter of 2004. Upon execution of the Sublicense Agreement, the Company received a payment of $500,000 towards the $2.0 million technology fee provided for in the agreement. Pursuant to the terms of the Sublicense Agreement, the balance of the technology fee is to be paid over the next twelve months as certain milestones are achieved. Another possible source of funds is the sale or transfer of the commercial production line in Goettingen, Germany to an operating partner. However, the Company can not assure that additional financing will be available to it, or, if available, that the terms will be satisfactory, that it will receive any further technology fee payments in 2004 pursuant to the Sublicense Agreement, or that it will be able to negotiate mutually agreeable terms for the transfer of its commercial production line to an operating partner. Management also plans to continue in its efforts to reduce expenses, but can not assure that it will be able to reduce expenses below current levels.

Off-Balance Sheet Arrangements. The Company does not have any off-balance sheet arrangements as of June 30, 2004 and has not entered into any transactions involving unconsolidated, limited purpose entities.

SUBSEQUENT EVENTS

Subsequent to June 30, 2004, the Company entered into agreements to restructure its long-term debt, including the 2006 Debentures, the notes payable to EKI, the unpaid licensing fees under the Biotec Licensing Agreement and all related accrued but unpaid interest. In total the Company has signed agreements to settle an aggregate of approximately $14.0 million in long-term debt for $3.5 million in cash payments, the issuance of approximately 2.3 million shares of common stock of the Company (subject to possible anti-dilution adjustments) and future cash payments (or conversions to common stock of the Company) of approximately $2.1 million. In addition, on August 5, 2004, the Company entered into an agreement to sell approximately 1.7 million shares of its unregistered common stock to a single purchaser at a price of $3.00 per share. Although the agreement required funding on August 5, 2004, the Company has not yet received the $5.0 million in consideration. However, the Company has received oral assurances from the purchaser that the funds will be forthcoming in the near future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's treasury function controls all decisions and commitments regarding cash management and financing arrangements. Treasury operations are conducted within a framework that has been authorized by the board of directors.

The Company is exposed to interest rate risk on its fixed rate long-term working capital loans to EKI and its fixed rate long-term convertible debentures. As of June 30, 2004, the principal amount of these long-term fixed rate debt obligations totaled approximately $9.555 million. The working capital loans bear interest at a fixed rate of 10% per annum. The convertible debentures bear interest at a fixed rate of 2% per annum. While generally an increase in market interest rates will decrease the value of this debt, and decreases in rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of the substantial majority of this debt as there is no active public market for this debt.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report on Form 10-Q (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company did not make required interest payments related to the 2006 Debentures on January 31, 2004, April 30, 2004 and July 31, 2004. In addition, on March 8, 2004, the Company's common stock was delisted from the Nasdaq Smallcap Market. These actions put the Company in non-compliance with its covenants under the 2006 Debentures. Two of the debenture holders, including the debenture holder with the largest ownership position, notified the Company in writing that the Company was in default and requested that the Company repurchase the entire principal amount of the 2006 Debentures held at the price specified in the debenture, along with any accrued and unpaid interest. Subsequent to June 30, 2004, with the assistance of its largest shareholder, the Company signed agreements with the holders of all $6.8 million outstanding principal amount of its 2006 Debentures to convert, retire or restructure the debentures and all accrued but unpaid interest (see "Subsequent Events").

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on July 26, 2004. The meeting, originally convened on June 28, 2004, was adjourned to July 26, 2004 because a quorum was not present at that time. At the reconvened meeting the following actions were taken:

     1) Re-elected the entire membership of the Board of Directors, as listed in the Company's Proxy Statement dated June 8, 2004, until the next Annual Meeting of Stockholders. Voting for the individual nominees was as follows:

                                                                Votes Withheld
          Nominee                             Votes For           or Against
          -------                             ---------           ----------
          Mr. Essam Khashoggi                 7,529,763            540,894
          Mr. Simon K. Hodson                 7,529,908            540,749
          Mr. John Daoud                      7,529,846            540,811
          Dr. Hamlin M. Jennings              7,529,906            540,751
          Ms. Layla Khashoggi                 7,529,672            540,985
          Mr. Walker Rast                     7,529,823            540,834
          Dr. George W. Roland                7,529,906            540,751

     2) Approved an amendment to the Company's Certificate of Incorporation to increase, upon filing, the number of Common Stock the Company is authorized to issue from 25,000,000 to 40,000,000 shares and in connection therewith to increase the total number of shares of all classes of stock the Company is authorized to issue from 35,000,000 to 50,000,000. The votes were cast as follows:

          Votes for                           7,249,071
          Votes withheld or against             757,924
          Abstentions                            63,662
          Broker non-votes                            0

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:


Exhibit Number             Description
--------------             -----------

       10.1                Meridian Business Solutions Sublicense Agreement dated May 13, 2004.
       31.1                Certification  of the CEO pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
       31.2                Certification  of the CFO pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
       32.1                Certification  pursuant to 18 U.S.C.  Section  1350,  as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

The Company filed one report on Form 8-K during the quarter ended June 30, 2004. Information regarding the item reported on is as follows:


         DATE                                       ITEM REPORTED ON
----------------------------        ------------------------------------------------------------
      June 29, 2004                 Press release of the Company dated June 28, 2004 announcing, that (i) it had adjourned its Annual Meeting of Stockholders to July 26,  2004  because a quorum was not present by proxy or in person and (ii) it reported during a discussion period following  adjournment of the business portion of the Annual qeeting of  Stockholders  that its largest  shareholder,  E.
                                    Khashoggi Industries (EKI), has agreed to convert its $2.755 million  note to  common  stock at a price of $3 per  share, provided  that the  Registrant  can resolve the default that currently exists under its 2006 debentures.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EarthShell Corporation

Date: August 16, 2004                       By:  /s/ D. Scott Houston
                                                 ____________________
                                                 D. Scott Houston
                                                 Chief Financial Officer

                                                (PRINCIPAL FINANCIAL OFFICER AND
                                                 DULY AUTHORIZED OFFICER)