Form 10-Q
period 2004-09-30
EARTHSHELL CORP
filed 2004-11-09
CIK 911801

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

               |_| TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ______TO_________

                        Commission File Number 333-13287

                               -------------------


                             EARTHSHELL CORPORATION
             (Exact name of registrant as specified in its charter)


                  DELAWARE                             77-0322379
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)            Identification No.)


                3916 STATE ST. SUITE 110, SANTA BARBARA, CA 93105
               (Address of principal executive office) (Zip Code)


                                 (805) 563-7590
              (Registrant's telephone number, including area code)

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

The number of shares outstanding of the Registrant's Common Stock as of November 9, 2004 is 18,234,615.

================================================================================

                             EARTHSHELL CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

PART I. FINANCIAL INFORMATION

      Item 1.      Consolidated Financial Statements                                                        Page
                                                                                                            ----
                   a)   Consolidated Balance Sheets as of September 30, 2004 (unaudited) and
                        December 31, 2003...............................................................

                   b)   Consolidated Statements of Operations for the three months and nine months ended September 30, 2004 and September 30, 2003 (unaudited).....................

                   c)   Consolidated Statements of Cash Flows for the nine months ended
                        September 30, 2004 and September 30, 2003 (unaudited)...........................

                   d)   Notes to Consolidated Financial Statements (unaudited)..........................

      Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                   Operations...........................................................................

      Item 3.      Quantitative and Qualitative Disclosures About Market Risk...........................

      Item 4.      Controls and Procedures .............................................................

PART II. OTHER INFORMATION

      Item 1.      Legal Proceedings....................................................................

      Item 2.      Changes in Securities and Use of Proceeds and Issuer Repurchases of Equity
                   Securities...........................................................................

      Item 3.      Defaults Upon Senior Securities......................................................

      Item 4.      Submission of Matters to a Vote of Security Holders..................................

      Item 5.      Other Information....................................................................

      Item 6       Exhibits and Reports on Form 8-K.....................................................

SIGNATURE...............................................................................................

                             EARTHSHELL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                                         2004                2003
                                                                                     -------------      -------------
                                                                                     (UNAUDITED)
ASSETS

CURRENT ASSETS
      Cash and cash equivalents ................................................     $     178,938      $   1,901,639
      Prepaid expenses and other current assets ................................           249,749            323,680
                                                                                     -------------      -------------
           Total current assets ................................................           428,687          2,225,319

PROPERTY AND EQUIPMENT, NET ....................................................             9,537             61,794
EQUIPMENT HELD FOR SALE ........................................................                 1                  1
                                                                                     -------------      -------------

TOTALS .........................................................................     $     438,225      $   2,287,114
                                                                                     =============      =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Accounts payable and accrued expenses ....................................     $   4,561,831      $   4,853,413
      Short-term notes payable to related party ................................           136,000                 --
      Current portion of deferred revenues .....................................           200,000                 --
      Convertible debentures, net of discount of $943,842 and $1,505,755
          as of September 30, 2004 and December 31, 2003, respectively .........         7,243,658          5,294,245
                                                                                     -------------      -------------

           Total current liabilities ...........................................        12,141,489         10,147,658

PAYABLES TO RELATED PARTY ......................................................         2,970,122          1,839,108
SUBORDINATED NOTES PAYABLE TO RELATED PARTY, NET OF DISCOUNT OF
      $143,330 AND $219,210 AS OF SEPTEMBER 30, 2004 AND
      DECEMBER 31, 2003, RESPECTIVELY .................                                  2,611,670          2,535,790
DEFERRED REVENUES, LESS CURRENT PORTION ........................................           225,000                 --
OTHER LONG-TERM LIABILITIES ....................................................           179,126             33,333
                                                                                     -------------      -------------

           Total liabilities ...................................................        18,127,407         14,555,889


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value, 10,000,000 shares authorized;  9,170,000 Series
     A shares designated; no shares issued and outstanding as of
     September 30, 2004 and December 31, 2003 ..................................                --                 --
Common stock, $.01 par value, 40,000,000 shares
     authorized; 14,353,843 and 14,128,966 shares issued and outstanding as
     of September 30, 2004 and December 31, 2003, respectively .................           143,538            141,290
Additional paid-in common capital ..............................................       302,047,408        302,033,746
Common stock to be issued, 166,666 shares ......................................           500,000                 --
Accumulated deficit ............................................................      (320,327,852)      (314,350,681)
Accumulated other comprehensive loss ...........................................           (52,276)           (93,130)
                                                                                     -------------      -------------
      Total stockholders' deficit ..............................................       (17,689,182)       (12,268,775)
                                                                                     -------------      -------------

TOTALS .........................................................................     $     438,225      $   2,287,114
                                                                                     =============      =============

                 See Notes to Consolidated Financial Statements.

                             EARTHSHELL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            FOR THE                                 FOR THE
                                                          THREE MONTHS                            NINE MONTHS
                                                        ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                   ------------------------------      ------------------------------
                                                       2004              2003              2004              2003
                                                   ------------      ------------      ------------      ------------
Revenues .....................................     $     50,000      $         --      $     75,000      $         --

Operating Expenses
    Related party license fee and research and
         development expenses ................          200,000           353,907           800,000         1,012,374
    Other research and development expenses ..           64,121         1,287,516           329,572         4,892,009
    Related party general and administrative
         reimbursements ......................               --                --                --            (4,074)
    Other general and administrative expenses            99,162         1,361,900         2,344,133         4,408,944
    Depreciation and amortization ............            3,164            95,207            41,735           311,483
                                                   ------------      ------------      ------------      ------------

        Total operating expenses .............          366,447         3,098,530         3,515,440        10,620,736

Operating Loss ...............................          316,447         3,098,530         3,440,440        10,620,736

Other (Income) Expenses
    Interest income ..........................             (705)          (16,705)           (3,476)          (80,956)
    Related party interest expense ...........          131,030            95,697           406,895           265,931
    Other interest expense ...................          205,121           292,251           628,406         1,214,988
    Gain on sales of property and equipment ..          (14,785)         (122,964)         (168,320)         (185,964)
    Premium due to debenture default .........        1,008,823                --         1,672,426                --
    Other income .............................               --          (486,659)               --          (399,701)
    Loss on extinguishment of debentures .....               --                --                --         1,697,380
    Debenture conversion costs ...............               --            60,647                --           166,494
                                                   ------------      ------------      ------------      ------------
Loss Before Income Taxes .....................        1,645,931         2,920,797         5,976,371        13,298,908

Income taxes .................................               --                --               800               800
                                                   ------------      ------------      ------------      ------------
Net Loss .....................................     $  1,645,931      $  2,920,797      $  5,977,171      $ 13,299,708
                                                   ============      ============      ============      ============

Basic and Diluted Loss Per Common Share ......     $       0.12      $       0.21      $       0.42      $       1.02
Weighted Average Number of Common Shares
     Outstanding .............................       14,223,402        13,595,973        14,160,674        12,993,999

                 See Notes to Consolidated Financial Statements.

                             EARTHSHELL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                 ------------------------------
                                                                                     2004              2003
                                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss ...................................................................     $ (5,977,171)     $(13,299,708)
Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and amortization ............................................           41,736           311,483
  Amortization and accretion of debenture issue costs ......................          592,316           753,428
  Premium due to debenture default .........................................        1,672,426                --
  Debenture issuance and conversion costs ..................................               --           166,494
  Gain on change in fair value of warrant obligation .......................               --          (399,701)
  Loss on extinguishment of debentures .....................................               --         1,697,380
  Beneficial conversion value due to change in debentures conversion price .               --           360,000
  Gain on sales of property and equipment ..................................         (168,320)         (185,964)
  Equity in the losses of joint venture ....................................               --           280,018
  Other non-cash expense items .............................................           19,865               590
Changes in operating assets and liabilities
  Prepaid expenses and other current assets ................................           70,157           157,916
  Accounts payable and accrued expenses ....................................         (266,883)       (2,955,813)
  Payables to related party ................................................        1,131,014           768,877
  Deferred revenues ........................................................          425,000                --
  Other long-term liabilities ..............................................          145,793            50,000
                                                                                 ------------      ------------

     Net cash used in operating activities .................................       (2,314,067)      (12,295,000)
                                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sales of property and equipment ..............................          187,570           214,949
Investment in joint venture ................................................               --           (26,104)
Purchases of property and equipment ........................................           (8,729)           (1,320)
                                                                                 ------------      ------------
     Net cash provided by investing activities .............................          178,841           187,525
                                                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock .....................................          504,097                --
Common stock issuance costs ................................................         (117,342)               --
Proceeds from issuance of common stock and convertible debentures, net of
  issuance costs and discounts amounting to approximately $3.4 million .....               --         8,659,079
Proceeds from release of restricted time deposit upon conversion
  of convertible debentures into common stock ..............................               --         1,800,000
Proceeds from release of restricted cash upon exchange of
  convertible debentures ...................................................               --         2,000,000
Proceeds from release of restricted cash for repayment of
  convertible debentures ...................................................               --         5,200,000
Repayment of convertible debentures ........................................         (110,294)       (5,200,000)
Proceeds from issuance of notes payable to related party ...................          136,000         1,010,000
                                                                                 ------------      ------------

     Net cash provided by financing activities .............................          412,461        13,469,079
                                                                                 ------------      ------------

Effect of exchange rate changes on cash and cash equivalents ...............               64            (3,449)
                                                                                 ------------      ------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................       (1,722,701)        1,358,155

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................        1,901,639           111,015
                                                                                 ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................     $    178,938      $  1,469,170
                                                                                 ============      ============


                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                 ------------      ------------
                                                                                     2004              2003
                                                                                 ------------      ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid for
     Income taxes ..........................................................     $        800      $         --
     Interest ..............................................................            9,220            77,579
  Transfer of property to EKI ,a related party .............................           78,409                --
  Common stock warrants issued in connection with convertible debentures                   --           745,562
  Conversion of convertible debentures into common stock ...................          174,632         6,975,000
  Interest paid in common stock ............................................            4,097            92,234
  Commission paid in common stock ..........................................               --            29,500
  Common stock issued to service providers in connection with the March 2003
       financing ...........................................................               --           484,500

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


                 See Notes to Consolidated Financial Statements.

                             EARTHSHELL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2004

- --------------------------------------------------------------------------------

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

EarthShell was a development stage enterprise through the first quarter of 2004. With the recognition of the Company's first revenues in the second quarter of 2004, the Company was no longer a development stage enterprise.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the period from November 1, 1992 (inception) to September 30, 2004, the Company has incurred a cumulative net loss of $320.3 million and has a stockholders' deficit of $17.7 million at September 30, 2004. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time (see "Critical Accounting Policies - Going Concern Basis").

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

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period, including Common stock to be issued. Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding (including Common stock to be issued) plus an assumed increase in common shares outstanding for potentially dilutive securities, which consist of options and warrants to acquire common stock and convertible debentures. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive. The dilutive effect of options and warrants to acquire common stock is measured using the treasury stock method. The dilutive effect of convertible debentures is measured using the if-converted method. Basic and diluted loss per common share is the same for all periods presented because the impact of potentially dilutive securities is anti-dilutive.

Since June 21, 2004, the Company's common stock has been listed through the OTC Bulletin Board. The Company's common stock trades under the symbol "ERTH.OB."

RELATED PARTY TRANSACTIONS

E. Khashoggi Industries LLC and its wholly owned subsidiaries ("EKI") own approximately 35% of the Company's outstanding shares, and may be deemed to be a controlling stockholder. In connection with the formation of the Company, the Company entered into a Master License Agreement with EKI (the "EKI License Agreement"), pursuant to which the Company has an exclusive, worldwide, royalty-free license to use and license the EKI technology to manufacture and sell disposable, single-use containers for packaging or serving food or beverages intended for consumption within a short period of time (less than 24 hours). Effective January 1, 2001, EKI granted to the Company priority rights to license certain product applications on an exclusive basis from Biotec, a wholly owned subsidiary of EKI, in consideration for payment by the Company of a $0.1 million minimum monthly licensing fee to Biotec. In addition, Biotec agreed to render technical services to the Company, as required, at Biotec's cost plus 5%. Effective July 29, 2002, the Company restated its agreements with Biotec in a definitive License & Information Transfer Agreement with Biotec to utilize the Biotec technology for foodservice applications, including food wraps used in foodservice applications (the "Biotec License Agreement"). Under the terms of the Biotec License Agreement, the Company paid or accrued $0.2 million and $0.4 million during the three months ended September 30, 2004 and 2003 and $0.8 million and $1.0 million during the nine months ended September 30, 2004 and 2003, respectively. As part of the new convertible debenture financing ("2006 Debentures") completed in March 2003 (see "Convertible Debentures"), payment of this licensing fee was subordinated to the new debentures with strict covenants governing payment. No cash payments have been made to Biotec from May 2003 through September 2004, and the total amount of accrued and unpaid licensing fees payable to Biotec as of September 30, 2004 is approximately $2.5 million, including accrued interest payable on the unpaid licensing fees. In September 2004, as part of an overall restructuring of the 2006 Debentures and other long-term liabilities of the Company, agreement was reached with Biotec to restructure the unpaid licensing fees and accrued interest payable, which will result in a cash payment and the issuance of shares of the Company's common stock to Biotec upon closing (see "Subsequent Events").

In September 2002, the Company entered into a Loan Agreement with EKI whereby EKI agreed to extend certain loans to the Company at EKI's sole discretion, at interest rates of 7% to 10%. As of December 31, 2003 and September 30, 2004 the outstanding principal amount of outstanding loans was $2.755 million. As part of the 2006 Debentures financing (see "Convertible Debentures"), repayment of these loans and related interest was subordinated to the new debentures with strict covenants governing their repayment. Therefore, at September 30, 2004, the loans totaling $2.755 million and related interest of approximately $0.5 million are classified as noncurrent liabilities. During the third quarter of 2004, as part of an overall restructuring of the 2006 Debentures and other long-term liabilities of the Company, agreement was reached with EKI to convert the entire outstanding loan balance and all accrued but unpaid interest into unregistered shares of the Company's common stock (see "Subsequent Events").

In September 2004 the Company hired an executive assistant to support its CEO, who serves as an officer of both EKI and EarthShell. The Company pays the salary and benefits of the executive assistant and charges EKI for the portion of her time that was spent supporting EKI activities. In October 2004, the Company invoiced EKI $1,392 for support provided in September.

In May 2004, the Company sold non-essential machine shop equipment and excess office furniture and equipment with a net book value of approximately $19,122 to EKI for $78,409. The transaction was reviewed and approved by the Conflicts Committee of the Board of Directors.

On September 22, 2004, Simon K. Hodson, Chief Executive Officer of the Company, loaned $50,000 to the Company on a short-term basis at an annual interest rate of 7%, and on September 29, 2004 Mr. Hodson loaned the Company an additional $86,000. On October 1, 2004, the Company repaid the $86,000 short-term loan. On October 22, 2004, the Company repaid the $50,000 loan with interest.

CONVERTIBLE DEBENTURES

On March 5, 2003, the Company issued secured convertible debentures due in 2006 (the "2006 Debentures"). The 2006 Debentures bear interest at a rate of 2.0% per annum, payable quarterly in arrears on each January 31, April 30, July 31 and October 31. At September 30, 2004, the outstanding principal balance of the 2006 Debentures was $6.5 million, which is reflected on the accompanying balance sheet net of an unamortized discount of approximately $0.9 million.

The Company did not make required interest payments related to the 2006 Debentures on January 31, 2004, April 30, 2004 and July 31, 2004. In addition, on March 8, 2004, the Company's common stock was delisted from the Nasdaq Smallcap Market. These actions put the Company in non-compliance with its covenants under the 2006 Debentures. Two of the debenture holders, including the debenture holder with the largest ownership position, notified the Company in writing that the Company was in default and requested that the Company repurchase the entire principal amount of the 2006 Debentures held at the price specified in the debenture, along with any accrued and unpaid interest. Therefore, the entire outstanding principal amount of the 2006 Debentures was classified  as a current  liability  as of  September  30, 2004 and December 31,
2003. In addition, the Company accrued in the second quarter of 2004 approximately $0.7 million of the repurchase premium specified in the debenture. With the execution of the amended and restated debenture purchase agreements at the end of September, an additional $1.0 million of repurchase premium was recognized in the third quarter of 2004.

During the third quarter of 2004, with the assistance of its largest shareholder, the Company signed agreements with the holders of all $6.5 million outstanding principal amount of its 2006 Debentures to convert, retire or restructure the debentures and all accrued but unpaid interest. This transaction closed subsequent to September 30, 2004 (see "Subsequent Events").

COMMITMENTS

During 1998, EKI entered into certain agreements with an equipment manufacturer providing for the purchase by EKI of certain technology applicable to starch-based disposable packaging. EKI licenses such technology to the Company on a royalty-free basis pursuant to the EKI License Agreement. In connection with the purchase, the Company would be required to pay the seller $3.0 million over the five-year period commencing January 1, 2004 if EKI, the Company or their respective licensees make active use of the technology. As of September 30, 2004, the Company and its respective licensees have not actively used the technology. The Company does not plan to make active use of the technology during the year ending December 31, 2004. EKI has agreed to indemnify the Company to the extent the Company is required to pay any portion of this $3.0 million obligation solely as a result of EKI's or its licensees' active use of such patents and related technology (other than use by the Company or its sublicenses). The $3.0 million obligation to the seller of the technology is subject to reduction in an amount equal to 5% of the purchase price of any equipment purchased from the seller by EKI, the Company or their sublicenses during the five-year period commencing January 1, 2004.

PROPERTY AND EQUIPMENT AND EQUIPMENT HELD FOR SALE

The cost and accumulated depreciation of property and equipment and equipment held for sale at September 30, 2004 and December 31, 2003 were as follows:

                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                      2004              2003
                                                                   -----------      -----------
Property and Equipment
     Product development center ..............................     $   893,657      $ 1,175,394
     Office furniture and equipment ..........................         245,274          356,339
                                                                   -----------      -----------

Total cost ...................................................       1,138,931        1,531,733

Less:  Accumulated depreciation ..............................      (1,129,394)      (1,469,939)
                                                                   -----------      -----------

Property and equipment - net .................................     $     9,537      $    61,794
                                                                   ===========      ===========

Equipment held for sale ......................................     $         1      $         1
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

                                                             THREE MONTHS                          NINE MONTHS
                                                         ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                  ---------------------------------     ---------------------------------
                                                       2004               2003               2004               2003
                                                  --------------     --------------     --------------     --------------
Net Loss as reported ........................     $    1,645,931     $    2,920,797     $    5,977,171     $   13,299,708
Deduct: Stock-based employee compensation
   expense included in reported net loss, net
   of tax ...................................                 --                 --                 --                 --
Add: Total stock-based employee compensation
   determined under fair value based method
   for all awards, net of tax                            381,462            498,509            488,899            695,320
                                                  --------------     --------------     --------------     --------------

Pro forma net loss ..........................     $    2,027,393     $    3,419,306     $    6,466,070     $   13,995,028

Net loss per common share
   As reported ..............................     $         0.12     $         0.21     $         0.42     $         1.02
   Pro forma ................................               0.14               0.25               0.46               1.08

SUBSEQUENT EVENTS

Debenture Purchase Agreements. On September 30, 2004, the Company entered into agreements with each of the holders (collectively, the "Holders") of its Secured Convertible Debentures due March 5, 2006 (the "Debentures") to amend and restate the Debenture Purchase Agreements entered into in July 2004 by EarthShell and the Holders (as amended and restated, the "Debenture Purchase Agreements" and the transactions contemplated therein, collectively, the "Debenture Transactions"). The Debentures were in default and their outstanding principal balance totaled $6.5 million prior to their repurchase.

Collectively, the Debenture Purchase Agreements required (i) E. Khashoggi Industries, LLC ("EKI") to pay $1 million cash ( EarthShell was obligated to reimburse EKI for this cash payment as discussed below), (ii) the Holders to convert the Debentures in accordance with their terms, resulting in the issuance by EarthShell of 1,091,666 shares of its common stock, which shares were previously registered for resale by the Company in connection with the issuance of the Debentures, (iii) EarthShell to issue to the Holders an aggregate of 512,500 additional shares EarthShell common stock and (iv) EarthShell to pay $2.3 million to one of the Debenture holders from 33% of any equity funding received by the Company (excluding the first $2.7 million funded by MBS) or 50% of the royalties received by EarthShell in excess of $250,000 per month (determined on a cumulative basis commencing July 1, 2004). EarthShell has the right to convert the unpaid portion of the $2.3 million into shares of the Company's common stock at a price equal to the lesser of $3.00 per share or the price per share price that EarthShell subsequently receives upon the issuance of its common stock (or other convertible security) during the three year period commencing September 30, 2004. The 512,500 shares of common stock issued to the Holders on October 6, 2004 are not registered for resale under the Securities Act, and EarthShell has agreed to file a registration statement to register the shares no later than 60 days after the closing. The consideration for the repurchase of the Debentures has been paid or issued, but the actual closure of the transactions will occur upon the Company's receipt of the cancelled Debentures (all of the Debentures have either been received or they are in the process of being submitted by the holders). Upon receipt of the Debentures, they will be retired by EarthShell and the Company shall also cancel all of the related agreements, including the security agreement pursuant to which the Company pledged its rights under the license agreement with EKI.

Receipt of Proceeds from Sale of Common Stock to MBS. On August 5, 2004, EarthShell and Meridian Business Solutions, LLC ("MBS") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which MBS agreed to fund $5 million to EarthShell in exchange for EarthShell's issuance of a total of 1,666,666 shares of common stock at a price of $3.00 per share. On August 20, 2004, EarthShell received $500,000 from MBS, for which the Company issued 166,666 shares of its common stock to MBS. On October 1, 2004, EarthShell received an additional $1.2 million of the $5 million committed by MBS, and the Company issued 400,000 shares of its common stock to MBS. On October 11, 2004, EarthShell was informed that MBS had funded an additional $0.5 million and, pending completion of certain documentation, another $.5 million will be remitted to EarthShell in exchange for the issuance of an additional 333,333 shares of its common stock. The Company has been informed by MBS that the remaining $2.3 million of the $5 million commitment under the Stock Purchase Agreement will be funded in November, 2004. The shares of common stock issued to MBS are not registered for resale under the Securities Act of 1933, as amended (the "Securities Act"), and the Company has agreed to file a registration statement to register the shares no later than 60 days after the closing. The cash received from MBS was used, in part, to fund the repurchase of the Debentures(as defined below) and to restructure the Company's long-term debt.

EKI Agreements. In connection with its purchase of the Debentures from Holders, on September 30, 2004, EKI entered into an agreement with EarthShell to sell the Debentures it purchased back to the Company for $1 million cash, the cash price paid by EKI for the purchased Debentures (the "EKI Debenture Purchase Agreement"). In connection therewith, immediately after its acquisition, EKI sold the purchased Debentures to the Company and, as discussed above, the Company expects to retire the Debentures shortly.

In addition, on September 30, 2004, the Company and EKI agreed to convert certain existing loans from EKI to the Company into shares of EarthShell's common stock (the "EKI Conversion Agreement"). This transaction closed after the closing of the Debenture Transactions and, pursuant to the EKI Conversion
Agreement, EKI converted the $2,755,000 principal amount of such debt into shares of EarthShell's common stock at a conversion price of $3 per share. In addition, under the terms of the EKI Conversion Agreement, EKI converted the accrued and unpaid interest on such loans into shares of EarthShell's common stock at a conversion price equal to the greater of (i) $3 per share, and (ii) the maximum per share price (not to exceed $4 per share) obtained by the Company upon the sale of its common stock to any investor during the three month period following the closing. The 1,051,494 shares of common stock issued to EKI will not be registered for resale under the Securities Act, and EarthShell has agreed to file a registration statement to register the shares no later than 60 days after the closing.

Biotec Agreement. EarthShell also reached agreement on October 11, 2004 to amend its existing agreements with its affiliates, bio-tec Biologische Naturverpackungen GmbH & Co. and bio-tec Biologische Naturverpackungen Forschungs und Entwicklungs GmbH (collectively, "Biotec"; and such agreement, the "Biotec Amendment"). Under the terms of the Biotec Amendment, EarthShell has agreed to satisfy the approximate $2.5 million in indebtedness owed to Biotec by
(i) paying $750,000 to Biotec ($250,000 currently and $500,000 upon any subsequent equity funding by MBS or other investor) (ii) converting approximately $1.25 million principal amount of the Biotec debt into shares of EarthShell's common stock at a conversion price of $3 per share and (iii) at EarthShell's option, on the first anniversary of the closing, pay $250,000 to Biotec or convert the remaining $250,000 Biotec debt into 133,333 shares of
EarthShell's common stock at a conversion price of $3 per share. In consideration for the above, Biotec also agreed to suspend the monthly license fees payable by EarthShell for two years after the date of the closing. The common stock to be issued pursuant to the Biotec Amendment will not initially be registered for resale under the Securities Act, and EarthShell has agreed to file a registration statement to register the shares no later than 60 days after the closing. The Biotec transaction is expected to close by November 15, 2004.

The Company has agreed to prepare and file, no later than 60 days after the closing date, a registration statement with the Securities and Exchange Commission covering the resale of all of the unregistered shares issued or to be issued in conjunction with the above agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Information contained in this Quarterly Report on Form 10-Q, including but not limited to "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial results to differ substantially from those anticipated by management that are described herein. Investors should carefully review the risk factors set forth in other Company reports or documents filed with the Securities and Exchange Commission, including Forms 10-Q, 10-K, 10-K/A and 8-K. Factors influencing the Company's operating performance and financial results include, but are not limited to, the performance of licensees, changes in the general economy, the availability of financing, governmental regulations concerning, but not limited to, environmental issues, and other risks and unforeseen circumstances affecting the Company's business. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K, including Form 10-K/A
- - Amendment No. 1, for the fiscal year ended December 31, 2003.

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

Going Concern Basis. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the period from November 1, 1992 (inception) to September 30, 2004, the Company has incurred a cumulative net loss of $320.3 million and has a working capital deficit of $11.7 million at September 30, 2004. These factors, along with others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. Even after the restructuring of the 2006 Debentures and other long-term liabilities of the Company and the sale of common stock subsequent to September 30, 2004 (see "Subsequent Events"), the Company will have to raise additional funds to meet its current obligations and to cover operating expenses through the year ending December 31, 2004. If the Company is not successful in raising additional capital it may not be able to continue as a going concern for a reasonable period of time. Management plans to address this need by raising cash through either the issuance of debt or equity securities. In addition, the Company expects to receive additional technology fee payments towards the end of 2004 in connection with a sublicense agreement (the "Sublicense Agreement") entered into between the Company and Meridian Business Systems in the second quarter of 2004. Upon execution of the Sublicense Agreement, the Company received a payment of $500,000 towards the $2.0 million technology fee provided for in the agreement. Pursuant to the terms of the Sublicense Agreement, the balance of the technology fee is to be paid over the next twelve months as certain milestones are achieved. Another possible source of funds is the sale or transfer of the commercial production line in Goettingen, Germany to an operating partner. The Company can not assure that additional financing will be available to it, or, if available, that the terms will be satisfactory, that it will receive any further technology fee payments in 2004 pursuant to the Sublicense Agreement, or that it will be able to negotiate mutually agreeable terms for the transfer of its commercial production line in Germany to an operating partner. Management also plans to continue in its efforts to reduce expenses, but can not assure that it will be able to reduce expenses below current levels. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

The Company's net loss decreased $1.3 million to $1.6 million from $2.9 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, respectively.

REVENUES. The Company recorded revenues of $0.05 million for the three months ended September 30, 2004. These revenues reflect amortization of the $2.0 million technology fee payable under the Sublicense Agreement that was entered into in the second quarter of 2004 over the ten years of the agreement. The amortization of the technology fee will result in the recognition of $0.2 million in revenues per year during the life of the agreement.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses are comprised of Related party license fee and research and development expenses and Other research and development expenses. Total research and development expenses for the development of EarthShell Packaging(R) decreased $1.3 million to $0.3 million from $1.6 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, respectively.

      o Related party license fees and research and development expenses are comprised of the $100,000 monthly licensing fee for the use of the EarthShell Technology and technical services, both of which are payable to EKI, a stockholder of the Company, or Biotec, a wholly owned subsidiary of EKI. It should be noted that payment of these related party expenses has been deferred pursuant to subordination agreements entered into by the EKI entities in connection with the convertible debenture financing concluded in March 2003. In addition, in September 2004, the Company entered into an agreement with Biotec to eliminate the $0.1 million per month minimum licensing fee from September 2004 through August 2006 (see "Subsequent Events"). Related party license fees and research and development expenses decreased $0.2 million to $0.2 million from $0.4 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, respectively. The decrease was due to the elimination of the monthly licensing fee in September 2004, as noted above, combined with a decrease in technical services provided to the Company by Biotec.

      o Other research and development expenses are comprised of personnel costs, travel and direct overhead for development and demonstration production. Other research and development expenses decreased $1.2 million to $0.01 million from $1.3 million for the three months ended September 30, 2004 compared to the three months ended
            September 30, 2003, respectively. The reduction was due to the non-recurrence of the following 2003 activities: support of day-to-day manufacturing activities of a new manufacturing line for plates and bowls built and financed by Detroit Tool and Engineering Company (DTE) at their Lebanon, Missouri facility, costs incurred in connection with testing of the Goettingen, Germany manufacturing equipment during the third quarter, losses of the Company's joint venture and various non-recurring expenses. In addition, the Company's expense reduction efforts resulted in reduced personnel and other costs in 2004.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses are comprised of personnel costs, travel and direct overhead for marketing, finance and administration. Total general and administrative expenses decreased $1.3 million to $0.1 million from $1.4 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, respectively. As a result of the Company's efforts to reduce general and administrative expenses, actual expenses incurred in the third quarter of 2004 were approximately $0.9 million lower than the third quarter of 2003 expenses. The largest reductions were in personnel costs (approximately $0.4 million, due to a reduction in headcount from 29 employees at September 30, 2003 to 9 employees at September 30, 2004) and professional fees and services (approximately $0.4 million), with additional reductions in business insurance and facility and support costs. In addition, the Company was able to reduce previously provided expense accruals by approximately $0.6 million due to their favorable resolution in the third quarter of 2004. Most of the credit to general and administrative expenses related to the favorable resolution of property tax disputes within the states of California and Maryland. Additional reductions resulted from approximately $0.2 million of accounts payable settlement gains that further reduced the third quarter 2003 expenses. The settlement gains were the result of a program began by the Company in the second quarter of 2003 to satisfy vendors for outstanding aged invoices.

INTEREST EXPENSE. Interest expense is comprised of Related party interest expense and Other interest expense.

      o Related party interest expense was $0.1 million in both the three months ended September 30, 2004 and the three months ended September 30, 2003. Related party interest expense includes interest accrued on outstanding loans made to the Company by EKI under the Loan Agreement (see "Related Party Transactions"), accretion of the discount related to the warrants issued to EKI in conjunction with the March 2003 financing transactions, plus accrued interest payable on amounts owed to EKI for monthly licensing fees that were accrued rather than being paid in accordance with the terms of the subordination agreements entered into in connection with the 2006 Debentures ("see Related Party Transactions").

            During the third quarter of 2004, agreements were negotiated with EKI to convert all outstanding loans and accrued but unpaid interest into common stock of the Company and to restructure the unpaid licensing fees under the Biotec License Agreement (see "Subsequent Events"). The final agreements were signed subsequent to September 30, 2004, and therefore there will be no Related party interest expense for these items subsequent to the third quarter.

      o Other interest expense decreased $0.1 million to $0.2 million from $0.3 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, respectively. Other interest expense in both years is primarily composed of accretion of the discount and interest accrued on the 2006 Debentures. However, the 2004 accretion of the discount is lower than the 2003 accretion of the discount because of the conversion of almost $5.0 million principal amount of the 2006 Debentures into common stock of the Company in the second half of 2003, which resulted in a corresponding portion of the un-accreted discount being charged against additional paid-in common capital.

            During the third quarter of 2004, the Company signed agreements with the holders of all $6.5 million outstanding principal amount of its 2006 Debentures to convert, retire or restructure the debentures and all accrued but unpaid interest. This transaction closed subsequent to September 30, 2004 (see "Subsequent Events"). Therefore, there will be no Other interest expense for the 2006 Debentures subsequent to September 30, 2004.

PREMIUM DUE TO  DEBENTURE  DEFAULT.  At September  30, 2004,  the Company was in
non-compliance with certain covenants of the 2006 Debentures. Two of the debenture holders, including the debenture holder with the largest ownership position, notified the Company in writing that the Company was in default and requested that the Company repurchase the entire principal amount of the 2006 Debentures held at the price specified in the debenture, along with any accrued and unpaid interest. The debenture contains a provision for repurchase of the debenture at a premium if the repurchase is due to an event of default, and in the second quarter of 2004 the Company accrued the amount of the premium that the Company anticipated they would have to pay out based upon negotiated settlement and conversion agreements with the debenture holders. However, because the Company was unable to close the agreements within the prescribed time period, they had to renegotiate settlement and conversion agreements with the majority of the debenture holders. The renegotiated settlement and conversion agreements resulted in the inclusion of additional premium amounts of approximately $1.0 million which the Company accrued in the third quarter of 2004. The accrued premium amounts are included in the current liabilities account "Convertible debentures" of the September 30, 2004 balance sheet (See "Subsequent Events").

OTHER INCOME. Other income of $0.5 million was recorded for the three months ended September 30, 2003. This represents the net gain realized from reducing the balance of the warrant obligation that was initially recorded in connection with the March 2003 financing transactions to its estimated fair value of zero.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

The Company's net loss decreased $7.3 million to $6.0 million from $13.3 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, respectively.

REVENUES. The Company recorded revenues of $0.08 million for the nine months ended September 30, 2004. These revenues reflect amortization of the $2.0 million technology fee payable under the Sublicense Agreement that was entered into in the second quarter of 2004 over the ten years of the agreement. The amortization of the technology fee will result in the recognition of $0.2 million in revenues per year during the life of the agreement.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses are comprised of Related party license fee and research and development expenses and Other research and development expenses. Total research and development expenses for the development of EarthShell Packaging(R) decreased $4.8 million to $1.1 million from $5.9 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, respectively.

      o Related party license fee and research and development expenses are comprised of the $100,000 monthly licensing fee for the use of the EarthShell Technology and technical services, both of which are payable to EKI, a stockholder of the Company, or Biotec, a wholly owned subsidiary of EKI. It should be noted that payment of these related party expenses has been deferred pursuant to subordination agreements entered into by the EKI entities in connection with the convertible debenture financing concluded in March 2003. In addition, in September 2004 the Company entered into an agreement with Biotec that eliminates the $0.1 million per month licensing fee from September 2004 through August 2006 (see "Subsequent Events"). Related party license fee and research and development expenses decreased $0.2 million to $0.8 million from $1.0 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, respectively. The decrease was due to the elimination of the monthly licensing fee in September 2004, as noted above, combined with a decrease in technical services provided to the Company by Biotec.

      o Other research and development expenses are comprised of personnel costs, travel and direct overhead for development and demonstration production. Other research and development expenses decreased $4.6 million to $0.3 million from $4.9 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, respectively. The reduction was due to the non-recurrence of the following 2003 activities: the winding down of on-going demonstration manufacturing in Goleta, California in the first quarter of 2003 and the start-up in mid-May 2003 of a new manufacturing line for plates and bowls built and financed by
            Detroit  Tool  and  Engineering  Company  (DTE)  at  their  Lebanon,
            Missouri facility, as well as expenses incurred to vacate the Company's demonstration manufacturing facility in Goleta at the expiration of the lease on May 31, 2003. In early August 2003, the Company discontinued its day-to-day support of manufacturing activities at DTE. In addition, as previously noted, the Company's expense reduction efforts resulted in significantly reduced personnel and other costs in 2004.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses are comprised of personnel costs, travel and direct overhead for marketing, finance and administration. Total general and administrative expenses decreased $2.1 million to $2.3 million from $4.4 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, respectively. This was primarily the result of efforts to significantly reduce general and administrative expenses throughout 2003 and 2004, which resulted in reductions in the following expenses: personnel costs by $0.9 million (due to a reduction in headcount from 40 employees at December 31, 2002 to 14 employees at December 31, 2003), professional fees and services by $0.6 million, facility and support costs by $0.2 million, travel and entertainment expenses by $0.1 million, business insurance costs by $0.1 million and franchise taxes by $0.1 million. In addition, the Company was able to reduce previously provided expense accruals by approximately $0.6 million due to their favorable resolution in the third quarter of 2004. Most of the credit to general and administrative expenses related to the favorable resolution of property tax disputes within the states of California and Maryland. Additional reductions of approximately $0.5 million resulted from accounts payable settlement gains in 2003. The settlement gains were the result of a program began by the Company in the second quarter of 2003 to satisfy vendors for outstanding aged invoices.

INTEREST EXPENSE. Interest expense is comprised of Related party interest expense and Other interest expense.

            o Related party interest expense increased $0.1 million to $0.4 million from $0.3 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, respectively. Related party interest expense includes interest accrued on outstanding loans made to the Company by EKI under the Loan Agreement (see "Related Party Transactions"), accretion of the discount related to the warrants issued to EKI in conjunction with the March 2003 financing transactions, plus accrued interest payable on amounts owed to EKI for monthly licensing fees that were not paid in accordance with the terms of the subordination agreements entered into in connection with the 2006 Debentures (see "Related Party Transactions"). The increase is primarily due to accrued interest payable on amounts owed for the monthly licensing fees. As the amount of unpaid licensing fees increases each month due to the subordination agreements, the monthly charge for interest expense also increases.

            During the third quarter of 2004, agreement was reached with EKI to convert all outstanding loans and accrued but unpaid interest into common stock of the Company and to restructure the unpaid licensing fees under the Biotec License Agreement (see "Subsequent Events"). The final agreements signed subsequent to September 30, 2004, so the transaction will be booked in the fourth quarter. There will be no Related party interest expense for these items subsequent to the third quarter.

            o Other interest expense decreased $0.6 million to $0.6 million from $1.2 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, respectively. Other interest expense for the nine months ended September 30, 2004 is primarily composed of accretion of the discount and interest accrued on the 2006 Debentures. Other interest expense for the nine months ended September 30, 2003 was primarily composed of accretion of the discount on the 2006 Debentures and a beneficial conversion charge in the amount of $.04 million due to a change in the conversion price of the convertible debentures due in August 2007 (the "2007 Debentures"). In addition, Other interest expense for 2003 also included accretion of the discount on the 2007 debentures and accrued interest payable on the 2006 and 2007 Debentures.

            During the third quarter of 2004, the Company negotiated and signed agreements with the holders of all $6.5 million outstanding principal amount of its 2006 Debentures to convert, retire or restructure the debentures and all accrued but unpaid interest (see "Subsequent Events"). Therefore, there will be no Other interest expense for the 2006 Debentures subsequent to September 30, 2004.

GAIN ON SALES OF PROPERTY AND EQUIPMENT. The Company realized a gain of approximately $0.2 million in both the nine months ended September 30, 2004 and the nine months ended September 30, 2003. The gains were realized due to the sale of non-essential machine shop equipment and excess office furniture and equipment over their net book value, most of which was fully depreciated.

PREMIUM DUE TO DEBENTURE DEFAULT. At September 30, 2004, the Company was in non-compliance with certain covenants of the 2006 Debentures. Two of the debenture holders, including the debenture holder with the largest ownership position, notified the Company in writing that the Company was in default and requested that the Company repurchase the entire principal amount of the 2006 Debentures held at the price specified in the debenture, along with any accrued and unpaid interest. The debenture contains a provision for repurchase of the debenture at a premium if the repurchase is due to an event of default, and the Company accrued the amount of the premium that the Company anticipated they would have to pay out based upon negotiated settlement and conversion agreements with the debenture holders. However, because the Company was unable to close the agreements within the prescribed time period, they had to renegotiate settlement and conversion agreements with the majority of the debenture holders. The renegotiated settlement and conversion agreements resulted in the payment of inclusion of additional premium amounts of approximately $1.0 million which the Company accrued in the third quarter of 2004. The accrued premium amounts are included in the current liabilities account "Convertible debentures" of the September 30, 2004 balance sheet (See "Subsequent Events").

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

DEBENTURE CONVERSION COSTS. Debenture conversion costs of $0.2 million for the nine months ended September 30, 2003 represent the prorated portion of the original discount attributed to the 2007 Debentures whose conversion was forced by Company in the first six months of 2003.

LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 2004

Cash Flow. The Company's principal use of cash for the nine months ended September 30, 2004 was to fund operations. Net cash used in operations was $2.3 million for the nine months ended September 30, 2004, compared to $12.3 million for the nine months ended September 30, 2003. As of September 30, 2004 the Company had cash and cash equivalents totaling $0.2 million and a working capital deficit of $11.7 million. These factors, along with others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Capital Requirements. The Company made less than $10,000 of capital expenditures during the nine months ended September 30, 2004, and the Company does not expect to make significant capital expenditures in the year 2004.

Sources of Capital. The Company did not make required interest payments related to the 2006 Debentures on January 31, 2004, April 30, 2004 and July 31, 2004. In addition, on March 8, 2004, the Company's common stock was delisted from the Nasdaq Smallcap Market. These actions put the Company in non-compliance with its covenants under the 2006 Debentures. Two of the debenture holders, including the debenture holder with the largest ownership position, notified the Company in writing that the Company was in default and requested that the Company repurchase the entire principal amount of the 2006 Debentures held at the price specified in the debenture, along with any accrued and unpaid interest.
Therefore, the entire outstanding principal amount of the 2006 Debentures totaling $6.55 million was classified as a current liability as of September 30, 2004 and December 31, 2003. During the third quarter of 2004, the Company negotiated agreements with the holders of all $6.5 million outstanding principal amount of its 2006 Debentures to convert, retire or restructure the debentures and all accrued but unpaid interest. The transaction was closed just after September 30 and will be booked in the fourth quarter of 2004 (see "Subsequent Events").

Even after the restructuring of the 2006 Debentures and other long-term liabilities of the Company and the sale of common stock subsequent to September 30, 2004, the Company will have to raise additional funds to meet its current obligations and to cover operating expenses through the year ending December 31, 2004. If the Company is not successful in raising additional capital it may not be able to continue as a going concern for a reasonable period of time. Management plans to address this need by raising cash through either the issuance of debt or equity securities. In addition, the Company expects to receive additional technology fee payments towards the end of 2004 in connection with the Sublicense Agreement that was entered into in the second quarter of 2004. Upon execution of the Sublicense Agreement, the Company received a payment of $500,000 towards the $2.0 million technology fee provided for in the agreement. Pursuant to the terms of the Sublicense Agreement, the balance of the technology fee is to be paid over the next twelve months as certain milestones are achieved. Another possible source of funds is the sale or transfer of the commercial production line in Goettingen, Germany to an operating partner. However, the Company can not assure that additional financing will be available to it, or, if available, that the terms will be satisfactory, that it will receive any further technology fee payments in 2004 pursuant to the Sublicense Agreement, or that it will be able to negotiate mutually agreeable terms for the transfer of its commercial production line to an operating partner. Management also plans to continue in its efforts to reduce expenses, but can not assure that it will be able to reduce expenses below current levels.

Off-Balance Sheet Arrangements. The Company does not have any off-balance sheet arrangements as of September 30, 2004 and has not entered into any transactions involving unconsolidated, limited purpose entities.

SUBSEQUENT EVENTS

Debenture Purchase Agreements. On September 30, 2004, the Company entered into agreements with each of the holders (collectively, the "Holders") of its Secured Convertible Debentures due March 5, 2006 (the "Debentures") to amend and restate the Debenture Purchase Agreements entered into in July 2004 by EarthShell and the Holders (as amended and restated, the "Debenture Purchase Agreements" and the transactions contemplated therein, collectively, the "Debenture Transactions"). The Debentures were in default and their outstanding principal balance totaled $6.5 million prior to their repurchase.

Collectively, the Debenture Purchase Agreements required (i) E. Khashoggi Industries, LLC ("EKI") to pay $1 million cash (EarthShell was obligated to reimburse EKI for this cash payment as discussed below), (ii) the Holders to convert the Debentures in accordance with their terms, resulting in the issuance by EarthShell of 1,091,666 shares of its common stock, which shares were previously registered for resale by the Company in connection with the issuance of the Debentures, (iii) EarthShell to issue to the Holders an aggregate of 512,500 additional shares EarthShell common stock and (iv) EarthShell to pay $2.3 million to one of the Debenture holders from 33% of any equity funding received by the Company (excluding the first $2.7 million funded by MBS) or 50% of the royalties received by EarthShell in excess of $250,000 per month (determined on a cumulative basis commencing July 1, 2004). EarthShell has the right to convert the unpaid portion of the $2.3 million into shares of the Company's common stock at a price equal to the lesser of $3.00 per share or the price per share price that EarthShell subsequently receives upon the issuance of its common stock (or other convertible security) during the three year period commencing September 30, 2004. The 512,500 shares of common stock issued to the Holders on October 6, 2004 are not registered for resale under the Securities Act, and EarthShell has agreed to file a registration statement to register the shares no later than 60 days after the closing. The consideration for the repurchase of the Debentures has been paid or issued, but the actual closure of the transactions will occur upon the Company's receipt of the cancelled Debentures (all of the Debentures have either been received or they are in the process of being submitted by the holders). Upon receipt of the Debentures, they will be retired by EarthShell and the Company shall also cancel all of the related agreements, including the security agreement pursuant to which the Company pledged its rights under the license agreement with EKI.

Receipt of Proceeds from Sale of Common Stock to MBS. On August 5, 2004, EarthShell and Meridian Business Solutions, LLC ("MBS") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which MBS agreed to fund $5 million to EarthShell in exchange for EarthShell's issuance of a total of 1,666,666 shares of common stock at a price of $3.00 per share. On August 20, 2004, EarthShell received $500,000 from MBS, for which the Company issued 166,666 shares of its common stock to MBS. On October 1, 2004, EarthShell received an additional $1.2 million of the $5 million committed by MBS, and the Company issued 400,000 shares of its common stock to MBS. On October 11, 2004, EarthShell was informed that MBS had funded an additional $0.5 million and, pending completion of certain documentation, another $.5 million will be remitted to EarthShell in exchange for the issuance of an additional 333,333 shares of its common stock. The Company has been informed by MBS that the remaining $2.3 million of the $5 million commitment under the Stock Purchase Agreement will be funded in November, 2004. The shares of common stock issued to MBS are not registered for resale under the Securities Act of 1933, as amended (the "Securities Act"), and the Company has agreed to file a registration statement to register the shares no later than 60 days after the closing. The cash received from MBS was used, in part, to fund the repurchase of the Debentures(as defined below) and to restructure the Company's long-term debt.

EKI Agreements. In connection with its purchase of the Debentures from Holders, on September 30, 2004, EKI entered into an agreement with EarthShell to sell the Debentures it purchased back to the Company for $1 million cash, the cash price paid by EKI for the purchased Debentures (the "EKI Debenture Purchase Agreement"). In connection therewith, immediately after its acquisition, EKI sold the purchased Debentures to the Company and, as discussed above, the Company expects to retire the Debentures shortly.

In addition, on September 30, 2004, the Company and EKI agreed to convert certain existing loans from EKI to the Company into shares of EarthShell's common stock (the "EKI Conversion Agreement"). This transaction closed after the closing of the Debenture Transactions and, pursuant to the EKI Conversion
Agreement, EKI converted the $2,755,000 principal amount of such debt into shares of EarthShell's common stock at a conversion price of $3 per share. In addition, under the terms of the EKI Conversion Agreement, EKI converted the accrued and unpaid interest on such loans into shares of EarthShell's common stock at a conversion price equal to the greater of (i) $3 per share, and (ii) the maximum per share price (not to exceed $4 per share) obtained by the Company upon the sale of its common stock to any investor during the three month period following the closing. The 1,051,494 shares of common stock issued to EKI will not be registered for resale under the Securities Act, and EarthShell has agreed to file a registration statement to register the shares no later than 60 days after the closing.

Biotec Agreement. EarthShell also reached agreement on October 11, 2004 to amend its existing agreements with its affiliates, bio-tec Biologische Naturverpackungen GmbH & Co. and bio-tec Biologische Naturverpackungen Forschungs und Entwicklungs GmbH (collectively, "Biotec"; and such agreement, the "Biotec Amendment"). Under the terms of the Biotec Amendment, EarthShell has agreed to satisfy the approximate $2.5 million in indebtedness owed to Biotec by
(i) paying $750,000 to Biotec ($250,000 currently and $500,000 upon any subsequent equity funding by MBS or other investor) (ii) converting approximately $1.25 million principal amount of the Biotec debt into shares of EarthShell's common stock at a conversion price of $3 per share and (iii) at EarthShell's option, on the first anniversary of the closing, pay $250,000 to Biotec or convert the remaining $250,000 Biotec debt into 133,333 shares of
EarthShell's common stock at a conversion price of $3 per share. In consideration for the above, Biotec also agreed to suspend the monthly license fees payable by EarthShell for two years after the date of the closing. The common stock to be issued pursuant to the Biotec Amendment will not initially be registered for resale under the Securities Act, and EarthShell has agreed to file a registration statement to register the shares no later than 60 days after the closing. The Biotec transaction is expected to close by November 15, 2004.

The Company has agreed to prepare and file, no later than 60 days after the closing date, a registration statement with the Securities and Exchange Commission covering the resale of all of the unregistered shares issued or to be issued in conjunction with the above agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's treasury function controls all decisions and commitments regarding cash management and financing arrangements. Treasury operations are conducted within a framework that has been authorized by the board of directors.

The Company is exposed to interest rate risk on its fixed rate long-term working capital loans to EKI and its fixed rate long-term convertible debentures. As of September 30, 2004, the principal amount of these long-term fixed rate debt obligations totaled approximately $9.3 million. The working capital loans bear interest at a fixed rate of 10% per annum. The convertible debentures bear interest at a fixed rate of 2% per annum. While generally an increase in market interest rates will decrease the value of this debt, and decreases in rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of the substantial majority of this debt as there is no active public market for this debt.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company did not make required interest payments related to the 2006 Debentures on January 31, 2004, April 30, 2004 and July 31, 2004. In addition, on March 8, 2004, the Company's common stock was delisted from the Nasdaq Smallcap Market. These actions put the Company in non-compliance with its covenants under the 2006 Debentures. Two of the debenture holders, including the debenture holder with the largest ownership position, notified the Company in writing that the Company was in default and requested that the Company repurchase the entire principal amount of the 2006 Debentures held at the price specified in the debenture, along with any accrued and unpaid interest. During the third quarter, 2004, with the assistance of its largest shareholder, the Company negotiated agreements with the holders of all $6.5 million outstanding principal amount of its 2006 Debentures to convert, retire or restructure the debentures and all accrued but unpaid interest (see "Subsequent Events").

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on July 26, 2004. The meeting, originally convened on June 28, 2004, was adjourned to July 26, 2004 because a quorum was not present at that time. At the reconvened meeting the following actions were taken:

      1) Re-elected the entire membership of the Board of Directors, as listed in the Company's Proxy Statement dated June 8, 2004, until the next Annual Meeting of Stockholders. Voting for the individual nominees was as follows:

                                                                                    VOTES WITHHELD
              NOMINEE                                  VOTES FOR                     OR AGAINST
              ------------------------------         -------------              ---------------------
              Mr. Essam Khashoggi                      7,529,763                       540,894
              Mr. Simon K. Hodson                      7,529,908                       540,749
              Mr. John Daoud                           7,529,846                       540,811
              Dr. Hamlin M. Jennings                   7,529,906                       540,751
              Ms. Layla Khashoggi                      7,529,672                       540,985
              Mr. Walker Rast                          7,529,823                       540,834
              Dr. George W. Roland                     7,529,906                       540,751

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


ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

Exhibit Number             Description

          10.1 Meridian Business Solutions Sublicense Agreement dated May 13, 2004.

          10.2 Amended and Restated Debenture Purchase Agreement by and among the Company, EKI and SF Capital Partners, Ltd. dated September 30, 2004

          10.3 Amended and Restated Debenture Purchase Agreement by and among the Company, EKI and Omicron Master Trust dated September 29, 2004

          10.4 Amended and Restated Debenture Purchase Agreement by and among the Company, EKI and Islandia, Ltd. dated September 29, 2004

          10.5 Amended and Restated Debenture Purchase Agreement by and among the Company, EKI and Midsummer Investment, Ltd. dated September 29, 2004

          10.6 Conversion Agreement by and among the Company, EKI and RHP Master Fund, Ltd. dated July 20, 2004

          10.7 Amended and Restated Debenture Purchase Agreement by and among the Company, EKI and Straus-GEPT L.P. dated September 29, 2004

          10.8 Amended and Restated Debenture Purchase Agreement by and among the Company, EKI and Straus Partners L.P. dated September 29, 2004

          10.9 Amended and Restated Debenture Purchase Agreement by and among the Company and EKI dated September 30, 2004

          10.10 Agreement with EKI dated July 16, 2004 to convert debt to equity

          10.11 Agreement dated September 1, 2004 for conversion of Biotec indebtedness

          10.12 Meridian Business Solutions, LLC Stock Purchase Agreement dated August 5, 2004

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

          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed one report on Form 8-K during the quarter ended September 30, 2004. Information regarding the item reported on is as follows:


               DATE                                ITEM REPORTED ON
- -----------------------------------    -----------------------------------------
          July 27, 2004                Press releases of the Company


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EarthShell Corporation


Date: November 9, 2004             By:  /S/ D. SCOTT HOUSTON
                                        --------------------
                                        D. Scott Houston
                                        Chief Financial Officer
                                        (PRINCIPAL FINANCIAL OFFICER AND
                                        DULY AUTHORIZED OFFICER)