Form 10-K
period 2004-12-31
EARTHSHELL CORP
filed 2005-04-04
CIK 911801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

                                   (Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period From to

                        Commission File Number 333-13287

                                   -----------

                             EARTHSHELL CORPORATION
             (Exact name of Registrant as specified in its charter)

              Delaware                                     77-0322379
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

3916 State St. Ste. 110, Santa Barbara, California            93105
     (Address of principal executive office)                (Zip Code)

                                 (805) 563-7590
              (Registrant's telephone number, including area code)

                                   -----------

          Securities registered pursuant to Section 12 (b) of the Act:

                                      None

                                   -----------

          Securities registered pursuant to Section 12 (g) of the Act:
                           Common Stock $.01 par value
                              (Title of each class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |_|

      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004 was $28,681,801.

      The number of shares outstanding of the Registrant's Common Stock as of March 31, 2005 was 18,391,065.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 26, 2005 are incorporated by reference in Part III of this Annual Report on Form 10-K.

                           ANNUAL REPORT ON FORM 10-K

                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                          PART I
ITEM 1.    BUSINESS....................................................................  1
ITEM 2.    PROPERTIES..................................................................  9
ITEM 3.    LEGAL PROCEEDINGS...........................................................  9
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................  9

                                         PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
           ISSUER PURCHASES OF EQUITY SECURITIES.......................................  9
ITEM 6.    SELECTED FINANCIAL DATA..................................................... 11
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS.................................................................. 11
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................. 23
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................. 24
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE.................................................................. 24
ITEM 9A.   CONTROLS AND PROCEDURES..................................................... 24
ITEM 9B.   OTHER INFORMATION........................................................... 24

                                         PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................... 24
ITEM 11.   EXECUTIVE COMPENSATION...................................................... 24
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
           STOCKHOLDER MATTERS......................................................... 24
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................. 24
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES...................................... 24

                                         PART IV
ITEM 15.   EXHIBITS,  FINANCIAL STATEMENTS SCHEDULES................................... 25

      As used herein, the terms "EarthShell" and the "Company" shall mean EarthShell Corporation unless the context otherwise indicates and the term "Proxy Statement" shall mean the Proxy Statement for the Company's 2005 Annual Meeting of Stockholders to be held on May 26, 2005.

                                     PART I

ITEM 1. BUSINESS

                                   The Company

      EarthShell(R) Corporation ("EarthShell" or the "Company") was organized in November 1992 to engage in the commercialization of a proprietary composite material technology, designed with the environment in mind, for the manufacture of disposable packaging to be used in the foodservice industry. Current and future products include hinged-lid containers, plates, bowls, foodservice wraps, cups, and cutlery ("EarthShell Packaging").

      The EarthShell composite material is primarily made from abundantly available and low cost natural raw materials such as limestone and starch from annually renewable crops such as corn and potatoes. The Company believes that foodservice disposables made of this material will offer certain significant environmental benefits, will have comparable or superior performance characteristics, such as greater strength and rigidity, and can be commercially produced and sold at prices that are competitive with comparable conventional paper and plastic foodservice disposables.

      The Company's objective is to establish EarthShell Packaging(R) as the preferred disposable packaging material for the foodservice industry throughout the world based on comparable performance, environmental superiority and competitive pricing. EarthShell's approach for achieving this objective has been to: (i) license the EarthShell technology to strategically selected manufacturing or operating partners to manufacture, market, distribute and sell EarthShell Packaging; (ii) demonstrate customer acceptance and demand for EarthShell Packaging through key market leaders and environmental groups; and
(iii) demonstrate the manufacturability and improved economics with initial strategic partners.

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

                                                            Market Size
                                                      -------------------------
                                                         $                  %
                                                      -------------------------
                                                           ($ in millions)

Commercial Products

Plates, Bowls .............................           $ 4,500                16%
Hinged-Lid Containers .....................             1,750                 6

Commercial Prototypes

Wraps .....................................             2,000                 7
Hot Cups ..................................             3,000                11

Concept Prototypes

Cold Cups .................................             5,500                20
Containers, Trays .........................             4,000                14
Straws, Cup Lids ..........................             3,000                11
Pizza Boxes ...............................             2,250                 8
Cutlery ...................................             2,000                 7
                                                      -------------------------

Total .....................................           $28,000               100%
                                                      =======           =======

      In addition to the U.S., the Company believes the market opportunity for EarthShell Packaging is particularly strong in Europe and parts of Asia due to heightened environmental concerns and government regulations. In Europe, environmental legislation, such as the so-called "Green Dot" laws have created an opportunity for environmentally preferable products. Meanwhile, new regulations in many Asian countries have mandated a reduction in polystyrene production stimulating an increased demand for foodservice packaging manufactured from acceptable alternative materials. Furthermore, improvements in the Asian and European composting and recycling infrastructure are expected to facilitate the use of environmentally preferable products.

                                    Products

      EarthShell Packaging is based on a patented composite material technology licensed on an exclusive worldwide basis from E. Khashoggi Industries LLC, the largest stockholder of the Company, and, on a limited exclusive, worldwide basis, from its wholly-owned subsidiaries (collectively "EKI"). The Company's licensed field of use of the technology is for the development, manufacture and sale of disposable packaging for use in the foodservice industry and for certain specific food packaging applications.

      Traditional foodservice disposables, wraps, and paperboard are currently manufactured from a variety of materials, including paper and plastic. The Company believes that none of these materials fully addresses three of the principal challenges facing the foodservice industry; namely performance, price, and environmental impact. The Company believes that EarthShell Packaging addresses the combination of these challenges better than traditional alternatives and therefore will be able to achieve a significant share of the foodservice disposable packaging market.

      EarthShell Packaging can be categorized into four types: laminated foamed products, flexible wraps, injection-molded products and paperboard substitutes. To date, the EarthShell technology has been used to produce limited commercial quantities of plates, bowls, and hinged-lid containers intended for use by all segments of the foodservice disposable packaging market, including quick-service restaurants, food and facilities management companies, the U.S. government, universities/colleges, and retail operations. These products were developed using detailed environmental assessments and carefully selected raw materials and processes to minimize the harmful impact on the environment without sacrificing competitive price or performance.

                                  Environment

      EarthShell's foodservice disposable products were developed over many years based on environmental models to reduce the environmental concerns of foodservice disposable packaging through the careful selection of raw materials, manufacturing processes and suppliers. For example, EarthShell Packaging reduces risk to wildlife compared to polystyrene foam packaging because it biodegrades when exposed to moisture in nature and can be composted in a commercial facility (where available) or even in consumers' backyards. EarthShell Packaging and the designs approach for its manufacture and disposal has received support from many governmental and non-governmental organizations.

                                  Performance

      The Company believes that it has demonstrated that its laminated foam products, including hinged-lid containers, plates and bowls meet the critical performance requirements of the marketplace, including strength, graphic capabilities, insulation, shipping, handling and packaging. The Company believes its foodservice wraps also meet critical performance requirements of the marketplace, including flexibility, folding characteristics, graphic capabilities, insulation, shipping, handling and packaging. Finally, the Company believes that its paperboard substitute product, which is currently under development, may be manufactured using the same basic raw materials as the foam laminate disposables and wraps and will be readily accepted by the market when available.

      Some examples of where EarthShell Packaging plates, bowls, and hinged-lid containers have been used include:

Quick-Service Restaurants             McDonald's Corporation ("McDonalds")

Facilities Management                 Sodexho
                                      Bon Appetit
                                      Aramark

Government                            U.S. Department of the Interior
                                      U.S. Department of Defense
                                      Environmental Protection Agency

Universities                          University of California, Davis
                                      Hampshire College
                                      Allegheny College

Retail                                Wal-Mart Stores
                                      Green Earth Office Supply

                                      Cost

      Since EarthShell Packaging is uniquely engineered from readily available, low-cost natural raw materials such as limestone and starch, the Company believes EarthShell products can be manufactured cost-effectively at commercial production levels.

                                Business Strategy

      The Company's objective is to establish EarthShell Packaging as the preferred foodservice disposable packaging in the foodservice industry. The Company's strategies to achieve this objective are to:

      o Develop products which deliver comparable or greater performance, are competitively priced and offer environmental advantages as compared to traditional packaging alternatives

      o Demonstrate customer demand as well as product performance and positioning

      o     Educate the market and build awareness for the EarthShell brand

      o     Prove manufacturability and economics of EarthShell Packaging

      o     License  the  EarthShell   technology  to  strategic   manufacturing
            partners to manufacture, market, distribute and sell EarthShell Packaging

      o Expand the business by replicating the EarthShell model across multiple operating partners to increase capacity

      The Company believes that the use of EarthShell Packaging by key foodservice operators will accelerate the acceptance of the products by other users. To this end, the Company has worked with major purchasers of foodservice disposables in the development and testing of products in order to demonstrate superior product performance, highlight cost-benefit and build demand for EarthShell Packaging. The Company also expects that the EarthShell Packaging brand name will appear on EarthShell products.

      The Company's strategy includes licensing the EarthShell technology to, or joint venturing with, strategically selected manufacturing or operating partners for the manufacture, marketing, distribution and sale of EarthShell Packaging. During 2004, the company terminated its license agreements with Sweetheart/Solo and with Huhtamaki as those relationships had not progressed as planned. The Company entered into three new license agreements -- with Meridian Business Solutions ("MBS") for the U.S. market another with EarthShell Hidalgo S.A. de C.V. ("ESH") for a segment of the Mexican market, and with Hood Pakaging ("Hood") to be The exclusive manufacturer of EarthShell food wraps for the North American market. The Company is seeking additional qualified licensees and will provide each of its licensees with technical and ongoing support to facilitate the application of the EarthShell technology, further refine the manufacturing processes and reduce production costs. The Company will monitor product quality at licensee operations.

      Over the past several years, the Company has garnered support and achieved commercial validation for EarthShell Packaging from key environmental groups and foodservice purchasers. The Company has also devoted resources to the optimization of product design and the development of cost-effective manufacturing processes. In cooperation with former manufacturing partners, the Company financed and built initial commercial demonstration production capacity and sold limited quantities of plates, bowls, and hinged-lid containers. Having demonstrated the manufacturability of EarthShell foam products, the Company has now ceased commercial demonstration production activities and is relying on its equipment manufacturing partners to demonstrate and guarantee the long-term manufacturability of EarthShell Packaging(R).

      EarthShell believes it has a high quality and cost-effective product and a profitable business model necessary to take advantage of a significant market opportunity. With the introduction of commercial production capacity by its licensees and commercial sales of its products in 2005, EarthShell expects its products to continue to gain acceptance in the marketplace and believes it is well-poised to support capacity expansion and market penetration by its licensees leading to growth of the Company's royalty revenue.

                            Licensing Business Model

      The licensing business model enables the Company to concentrate on the continuing development of quality food service packaging products with reduced impact on the environment. This approach contemplates that manufacturing, marketing, distribution and sale of EarthShell Packaging will be the responsibility of the Company's manufacturing licensees. EarthShell believes that its licensing business model will enable it to generate a sustainable royalty revenue stream. Beyond the revenue opportunities, the Company believes the licensing business model has positive implications for the Company's cost structure. As the Company has moved from product and process development toward product commercialization phase and has reduced its investment in demonstration manufacturing operations, it has been able to significantly reduce monthly operating costs and reposition itself to take advantage of the operating leverage provided by the licensing model.

      EarthShell Packaging will be exclusively manufactured by licensed manufacturing partners. Given the low cost of the raw materials required, these strategic manufacturing partners should have a financial incentive to produce EarthShell Packaging rather than comparable traditional paperboard/polystyrene products even after making the required royalty payments to EarthShell. As the first turnkey commercial manufacturing equipment is successfully placed in service by its first licensee, the Company expects that other licensees will then move quickly to invest to build additional new manufacturing capacity.

      While the Company believes it will be successful in developing cost competitive products with its partners, delays in developing such products could adversely impact the introduction and market acceptance of EarthShell Packaging and could have an adverse effect on the Company's business, financial condition and results of operations.

             Strategic Manufacturing and Distribution Relationships

      The Company  believes that it has  demonstrated  that  EarthShell  plates, bowls and hinged-lid containers are commercially competitive in terms of performance and that there is a customer base that is willing to buy them. The critical task for 2005 is the installation and start-up of commercial manufacturing capacity by the Company's licensees to supply EarthShell products to the marketplace. The Company's current licensees are committing capital to purchase equipment to provide EarthShell Packaging products or otherwise develop the EarthShell products or production capacity. The Company intends to proliferate the use of EarthShell Packaging in the U.S. and international markets through agreements with additional licensed partners.

      Meridian Business Solutions. In May 2004, the Company entered into a ten year license agreement with MBS for the United States and granted to MBS a priority license to supply certain retail and government market segments. MBS has paid EarthShell $500,000 in technology fees to date. Under the terms of the license agreement, in order to retain its priority in its market segments, MBS must acquire manufacturing capacity to supply its market segments and meet other minimum performance criteria. As the machinery orders are finalized and the manufacturing equipment is built and put into service, MBS will pay an additional $1.5 million in technology fees. All of the technology fees thus paid will be credited against future royalties. At present, since EarthShell has a limited number of initial licensees, MBS potentially represents more than 10% of EarthShell's revenue base. Once MBS is in production and paying royalties to EarthShell, loss of MBS as a licensee could have a material adverse consequence.

      EarthShell Hidalgo. In November of 2004, the Company entered into a ten year license agreement with ESH as the Company's exclusive licensee for the country of Mexico. To date, they have paid the Company a $1,000,000 technology fee that will be credited against future royalty obligations. Under the terms of the license agreement, in order to retain its priority in its market segments, ESH must acquire manufacturing capacity to supply its market segments and meet other minimum performance criteria. At present, since EarthShell has a limited number of initial licensees, ESH potentially represents more than 10% of EarthShell's revenue base. Once ESH is in production and paying royalties to EarthShell, loss of ESH as a licensee could have a material adverse consequence.

      Hood Packaging. In February 2004, the Company entered into a definitive license agreement with Hood Packaging under which Hood became the exclusive manufacturer/distributor of EarthShell food wraps for the North American market, subject to maintaining certain monthly and annual performance targets. Hood is currently working on refining the manufacturing process prior to introducing wraps into selected markets.

                                  Manufacturing

      The current EarthShell manufacturing process for laminated foamed products consists of blending the component ingredients of a proprietary composite material in a mixer, depositing the mixture into heated cavity molds, heating the molded mixture for approximately one minute, removing the product, trimming excess material, and applying functional coatings with desired graphics. EarthShell Packaging uses readily available natural raw materials, such as limestone, potato or corn starch, as well as natural fiber and functional coatings. The Company believes that these raw materials are currently available from multiple existing suppliers in quantities sufficient to satisfy projected demand.

      Over the past several years, the Company has devoted resources to develop manufacturing machinery and to demonstrate the commercial viability of its manufacturing processes to enable its operating partners to compete effectively with conventional disposable foodservice packaging and to transfer the operational and financial responsibility of its production lines to its operating partners. In cooperation with former manufacturing partners, the Company financed and built initial commercial production capacity. To date, the Company has produced limited amounts of EarthShell Packaging bowls, plates and hinged-lid containers at production volumes that are low relative to the intended and necessary capacities of the manufacturing lines that are required to achieve efficiencies and cost effectiveness. Although the manufacturing processes currently being used to manufacture EarthShell Packaging are based on generally available methods and equipment, it has taken much longer and has cost much more than anticipated to integrate the machinery in an automated fashion and to refine the manufacturing processes and equipment to operate at commercially viable levels. Having demonstrated the manufacturability of EarthShell foam products, the Company has now ceased commercial demonstration production activities and is relying on its equipment manufacturing partners to demonstrate and guarantee the long-term manufacturability of EarthShell Packaging(R).

      Detroit Tool & Engineering ("DTE"). DTE was one of the initial equipment manufacturers to work with EarthShell in developing its first generation commercial manufacturing equipment. In 2002, EarthShell granted a license to DTE to become an approved EarthShell equipment supplier. In early 2005, the Company extended the license through 2007 with exclusivity to manufacture equipment for production of shallow draw products. Building on previous experience with
EarthShell manufacturing, DTE designed and built a modular and integrated, turn-key manufacturing line for the production of EarthShell plates and bowls, comprising four plate and four bowl manufacturing modules and has demonstrated to EarthShell's satisfaction that this equipment is fully capable of continuous commercial service. This equipment was planned for delivery, installation and start-up in early 2004 with one of EarthShell's licensees. However, due to a change in EarthShell licensees, as well as a reorganization of DTE that was completed in late 2004, the placement of this equipment was delayed. As of early 2005, these first eight commercial modules have been moved from DTE's fabrication floor and partially installed in a manufacturing hall owned by DTE and in close proximity to the fabrication facility. The Company is negotiating a license agreement with a new licensee which has expressed an interest in acquiring this equipment from DTE and beginning manufacturing operations. Currently, the Company expects that this equipment will be placed in service during 2005.

                   Patents, Proprietary Rights and Trademarks

      The technology that the Company licenses from EKI is the subject of numerous issued and pending patents in the U.S. and internationally. The Company believes the patents and pending patent applications provide broad protection covering foam laminate EarthShell Packaging, material composition and the manufacturing processes. As of December 31, 2004, EKI had over 130 U.S. and international patents and has pending patent applications relating to the compositions, products and manufacturing processes used to produce EarthShell Packaging(R) food and beverage containers. Patents currently issued do not begin to expire until 2012 and provide some protection until 2020. Pending patents, if granted, would extend protection through 2022. Sixteen of the issued U.S. patents and five of the pending U.S. patents relate specifically to molded food and beverage containers manufactured from the new composite material, the formulation of the new composite material used in virtually all of the EarthShell Packaging are currently under development. The Company and EKI will continue to seek domestic and international patent protection for further developments in the technology and will vigorously enforce rights against any person infringing on the technology.

      The Company owns the EarthShell trademark and certain other trademarks, and has been licensed by EKI to use the trademark ALI-ITE for the composite material.

                      Relationship with and Reliance on EKI

      The Company has an exclusive, worldwide, royalty-free license in perpetuity to use and license the EKI technology to manufacture and sell disposable, single-use containers for packaging or serving food or beverages intended for consumption within a short period of time (less than 24 hours).

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

      In addition, on July 29, 2002 the Company entered into a License & Information Transfer Agreement with bio-tec Biologische Naturverpackungen GmbH & Co. KG and bio-tec Biologische Naturverpackungen Forschungs und Entwicklungs GmbH, together known as "Biotec", a wholly owned subsidiary of EKI, to utilize the Biotec technology for foodservice applications, including food wraps and cutlery used in foodservice applications (the "Biotec Agreement"). EKI had previously granted to the Company priority rights to license certain product applications on an exclusive basis from Biotec in consideration for the Company's payment of a $100,000 monthly licensing fee to Biotec. In addition, in consideration of the monthly payment, Biotec agreed to render technical services to the Company at Biotec's cost plus 5%. The licensing fee and services arrangements were continued in the Biotec Agreement. Under the terms of the Biotec Agreement, Biotec is entitled to receive 25% of any royalties or other consideration that the Company receives in connection with the sale of products utilizing the Biotec technology, after applying a credit for monthly licensee fee received to date. In connection with the issuance of EarthShell's 2006 Convertible Debentures, Biotec agreed to subordinate the licensee fee payments due from EarthShell until the debentures were retired. During this period, the license fees due to Biotec were accrued. In September of 2004, as part of an overall restructuring of its debt, EarthShell and Biotec entered into an agreement to convert $1.475 million of the $2.475 million of accrued license fees as of September 1, 2004, plus accrued interest into 491,778 shares of EarthShell common stock and to eliminate, for two years, the $100,000 per month minimum license fee. In December of 2004, EarthShell paid to Biotec $125,000, leaving a balance owing of $875,000.

      During 2002 and January 2003, EKI made a series of loans to the Company totaling approximately $5.8 million. These loans were used to pay operating costs and accrued interest at 7% or 10% per annum. In connection with the issuance and sale in March 2003 of the Company's 2% secured convertible debentures due in 2006 (the "2006 Debentures") to a group of institutional investors, EKI agreed to subordinate the repayment of these loans to the payment in full of the Company's obligations under the 2006 Debentures. In addition, EKI and Biotec agreed to subordinate certain payments referenced above to which they were otherwise entitled under the License Agreement and the Biotec Agreement (other than their respective percentages of any royalties received by the Company) to the satisfaction in full of the Company's obligations under the 2006 Debentures. They further agreed not to assert any claims against the Company for breaches of the License Agreement or the Biotec Agreement (other than the assertion of certain equitable remedies to enjoin the Company from, for example, selling products outside its field of use) until such time as the Company's obligations under the 2006 Debentures were satisfied in full. EKI and Biotec also agreed to allow the Company to pledge its interest in the License Agreement to secure its obligations under the 2006 Debentures, and certain additional concessions were made by EKI and Biotec to permit the Company greater flexibility in selling its rights under the License Agreement and the Biotec Agreement to third parties in an insolvency context. These rights terminated upon the satisfaction in full of the obligations under the 2006 Debentures in October of 2004. In consideration for its willingness to subordinate the payments and advances that were owed to it, the Company issued to EKI in March 2003 a warrant to acquire 83,333 shares of the Company's common stock at a price of $6.00 per share with a ten year term.

      In October 2004, in connection with the settlement of the March 2006 Debentures, EKI converted all of its outstanding loans to EarthShell ($2,755,000) into unregistered common stock at $3 per share and $532,644 of accumulated interest at $4 per share for a total of 1,051,494 shares received by EKI. As of December 31, 2004, the loans from EKI to EarthShell had all been retired.

      Under the terms of the License Agreement and the Amended and Restated Patent Agreement for the Allocation of Patent Costs between the Company and EKI, any patents granted in connection with the EarthShell technology are the property of EKI, and EKI may obtain a benefit therefrom, including the utilization and/or licensing of the patents and related technology in a manner or for uses unrelated to the license granted to the Company in the foodservice disposables field of use. Effective January 1, 2001, EarthShell assumed direct responsibility to manage and maintain the patent portfolio underlying the License Agreement with EKI and continues to pay directly all relevant costs.

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

                              Certain Risk Factors

      Although the Company earned its first revenues in 2004 and is no longer classified as a "developmental stage company", it has limited operating history, therefore, it remains subject to the inherent challenges and risks of establishing a new business enterprise. To date, production volumes of EarthShell Packaging products have been low relative to intended and necessary capacity of the manufacturing lines. The success of future operations depends upon the ability of licensees to manufacture products made with EarthShell Packaging in sufficient quantities so as to be commercially feasible and then to distribute and sell those products at competitive costs. Consistent commercially feasible production volumes had not been achieved and assured competitive cost figures had not yet been proven as of December 31, 2004.

      As of December 31, 2004, the Company had reported operating revenues of $.1 million and an aggregate net losses of approximately $7.3 million for this year. Although the Company hopes to achieve break-even cash flow by the end of the year, the Company does not expect to operate profitably during fiscal year 2005. Although the Company is actively seeking third party financing to meet its operating and capital needs, there is no assurance that additional funding will be available to the Company, and, even if it is available, such financing may be
(i) extremely costly, (ii) dilutive to existing stockholders and/or (iii) restrictive to the Company's ongoing operations. If additional financing cannot be obtained, the Company would have to cease business operations.

      The Company's common stock is no longer traded on the NASDAQ Small Cap Market. SEC regulations generally define a "penny stock" to be any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Based upon the price of EarthShell common stock as currently traded, EarthShell common stock is subject to Rule 15g-9 under the Securities and Exchange Act of 1934 which imposes additional sales practice requirements on broker-dealers which sell securities to persons other than established customers and "accredited investors." For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received a purchaser's written consent to the transaction prior to sale. Consequently, this rule may have a negative effect on the ability of stockholders to sell common shares of the Company in the secondary market.

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

      As disclosed in Item 9A of this Annual Report on Form 10-K, as permitted by the SEC, the Company plans to file Management's Annual Report on Internal Control Over Financial Reporting and the related attestation report of its independent registered public accounting firm by amendment to this Annual Report on Form 10-K within 45 days after the date this Annual Report on Form 10-K is required to be filed. While the Company is currently not aware of any material weakness in internal control over financial reporting, any determination that the Company has failed to achieve and maintain an effective system of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and the SEC's related rules could have a material adverse effect on our business and stock price.

                              Government Regulation

The manufacture, sale and use of EarthShell Packaging are subject to regulation by the U.S. Food and Drug Administration (the "FDA"). The FDA's regulations are concerned with substances used in food packaging materials, not with specific finished food packaging products. Thus, food and beverage containers are in compliance with FDA regulations if the components used in the food and beverage containers: (i) are approved by the FDA as indirect food additives for their intended uses and comply with the applicable FDA indirect food additive regulations; or (ii) are generally recognized as safe for their intended uses and are of suitable purity for those intended uses.

      The Company believes that EarthShell Packaging plates, bowls and hinged-lid containers and all other current and prototype EarthShell Packaging products of the Company are in compliance with all requirements of the FDA and do not require additional FDA approval. The Company cannot be certain, however, that the FDA will agree with these conclusions.

                                    Employees

      As of January 1, 2005, the Company had 9 employees. The Company's employees are not represented by a labor union, and the Company believes it has a good relationship with its employees.

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

ITEM 2. PROPERTIES

      In November 2004, the Company relocated its offices to its current location at 3916 State Street in Santa Barbara, California. The office space is shared with EKI under a month to month sublease. The Company's monthly lease payment for approximately 2,000 square foor of office space and is approximately $4,000. In addition, the Company leases 3,353 square feet of office space in Lutherville, Maryland, on a month to month basis. The Company's monthly lease payment with respect to this space is $5,780.

      The Company believes it will be able to lease comparable space at a comparable price when these leases expire.

ITEM 3. LEGAL PROCEEDINGS

      The Company is engaged in litigation with two equipment suppliers seeking to collect a total of approximately $600,000 for manufacturing equipment in connection with the Company's former Goettingen, Germany manufacturing line that is no longer in service. The entire amount claimed in the litigation has already been accrued as part of the Company's accounts payable. The Company believes that it has good defenses and counterclaims inasmuch as the equipment did not reach the performance requirements specified in the purchase contracts, and expects to settle the respective matters soon.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's common stock is currently listed on the Bulletin Board published by the National Quotation Bureau, Inc., and prior to March 8, 2004 traded on the Nasdaq SmallCap Market. The Company's common stock trades under the symbol "ERTH.OB." For the periods indicated, the following table presents the range of high and low closing sale prices for the Company's common stock.

                                                                           Total
                                  First   Second      Third    Fourth      Year
                                ------------------------------------------------
2004
Market price per common share
  High ......................   $  2.52   $  2.03   $  3.75   $  2.97   $   3.75
  Low .......................      1.49      0.45      1.75      1.95       0.45
2003
Market price per common share
  High ......................   $  7.80   $  7.08   $  5.64   $  4.56   $   7.80
  Low .......................      4.20      4.32      3.72      1.33       1.33

      The Company's common stock sales prices have been restated, where applicable, to reflect the one-for-twelve reverse split of the Company's common stock effective as of October 31, 2003. Quotations since the Company's stock began trading on the OTC Bulletin Board may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

      The number of stockholders of record of the Company's common stock at March 28, 2005 was 1,185. At March 31, 2005, Mr. Essam Khashoggi, directly or indirectly, owned approximately 36% of the outstanding common stock of the Company.

      The Company does not intend to declare or pay cash dividends on its common stock in the foreseeable future nor has it paid dividends in the past two years.

                     Recent Sales of Unregistered Securities

(1) In November 2004, as part of an overall restructuring of its debt, EarthShell issued an aggregate of 491,778 shares of its common stock to Biotec in exchange for the cancellation of $1.475 million of accrued license fees EarthShell owed Biotec, which transaction computed to a $3.00 per share conversion price.

(2) In November 2004, in connection with the restructuring of its debt and settlement of the 2006 Debentures, EarthShell issued an aggregate of 1,051,494 shares of its common stock to EKI of the 2006 Debentures in exchange for the cancellation of $3.288 million of principal and interest due under then outstanding loans.

(3) Pursuant to various agreements dated September 29 and 30, 2004 in connection with the restructuring of its debt and settlement of the 2006 Debentures, EarthShell issued an aggregate of 512,500 additional shares of its common stock to the holders of the 2006 Debentures in settlement of the Company's default under the 2006 Debentures.

(4) In October 2004, as part of an overall restructuring of its debt, EarthShell issued an aggregate of 900,000 shares of its common stock to MBS at $3.00 per share for an aggregate offering price of $2.7 million.

      EarthShell claimed an exemption from registration under the Securities Act for the sales and issuance of its common stock in the transactions described in paragraphs (1) through (4) above by virtue of Section 4(2) of the Securities Act in that such sales and issuances did not involve a public offering. EarthShell believed that the recipients of common stock in each of these transactions intended to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. These sales and issuances were made without general solicitation or advertising and each purchaser was a sophisticated investor. All recipients had adequate access, through their relationships with the Company, to information about the Company. There were no underwriters involved in any of these sales and issuances.

ITEM 6. SELECTED FINANCIAL DATA

      The selected financial data set forth below should be read in conjunction with the Company's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                  Selected Financial Data

                           (in thousands, except per share data)

                                                  For the Year Ended December 31
                                   -------------------------------------------------------------
                                     2004         2003         2002         2001         2000
                                   ---------    ---------    ---------    ---------    ---------
Statement of Operations Data
Revenues .......................   $     138           --           --           --           --
Research and development
  expenses .....................       1,170    $   9,547    $  26,890    $  47,148    $  37,265
General and administrative
  expenses .....................       3,749        5,786        9,590        9,634        6,843
Depreciation and amortization ..          42          380        3,099        5,874        5,704
Gain on sale of property and
  equipment ....................        (168)        (452)        (441)          --           --
Interest expense (income), net .       1,068        1,791          132         (356)      (1,264)
Related party patent expenses ..          --           --           --           --          362
Debenture conversion cost ......          --          166          321           --           --
Net loss .......................       7,257       18,517       39,591       62,302       48,912
Average shares outstanding .....      15,047       13,267       11,277        9,353        8,452
Balance Sheet Data
Cash and cash equivalents ......   $     272    $   1,902    $     111    $     828    $   7,792
Working capital (deficit) ......      (7,289)      (9,438)      (8,315)      (6,941)       2,107
Total assets ...................         483        2,287       18,024       19,886       48,474
Convertible debentures,
  accounts payable to related
  party, accrued interest and
  accrued dividends ............          --           --       10,190           --          266
Total long-term obligations ....       1,475
Deficit accumulated during
  development stage ............    (321,607)    (314,351)    (295,834)    (256,243)    (193,941)
Stockholders' equity (deficit) .      (8,755)     (12,269)      (3,473)      11,536       42,296
Shares outstanding .............      18,235       14,129       12,055        9,860        8,709
Per Common Share

Basic and diluted loss per share   $    0.48    $    1.40    $    3.51    $    6.66    $    5.79

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Selected Financial Data and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect the Company's operations for the three years ended December 31, 2004 and the assets and liabilities of the Company as of December 31, 2004 and 2003.

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

                                    Overview

      Organized in November 1992 as a Delaware corporation, EarthShell Corporation (the "Company") is engaged in the commercialization of composite material technology for the manufacture of foodservice disposable packaging designed with the environment in mind. EarthShell Packaging(R) is based on patented composite material technology (collectively, the "EarthShell Technology"), licensed on an exclusive, worldwide basis from E. Khashoggi Industries LLC and its wholly owned subsidiaries.

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

      EarthShell was a development stage enterprise through the first quarter of 2004. With the recognition of the Company's first revenues resulting from the receipt of $500,000 in technology fees in connection with granting a license to a strategic partner in the second quarter of 2004, the Company was no longer a development stage enterprise.

                         Critical Accounting Assumptions

      Going Concern Basis. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the period from November 1, 1992 (inception) to December 31, 2004, the Company has incurred a cumulative net loss of $7,257,101 and has a working capital deficit of $7,289,431 at December 31, 2004. These factors, along with others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company will have to raise additional funds to meet its current obligations and to cover operating expenses through the year ending December 31, 2005. If the Company is not successful in raising additional capital it may not be able to continue as a going concern for a reasonable period of time. Management plans to address this need by raising cash through either the sale of licenses, the generation of royalty revenues or the issuance of debt or equity securities. In addition, the Company expects cash to be generated in 2005 through royalty payments from licensees. However, the Company cannot assure that additional financing will be available to it, or, if available, that the terms will be satisfactory, that it will receive any royalty payments in 2005. Management will also continue in its efforts to reduce expenses, but can not assure that it will be able to reduce expenses below current levels. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      Estimated Net Realizable Value of Property and Equipment. The Company evaluates the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If there is an indication that the carrying value of an asset may not be recoverable and the estimated future cash flows (undiscounted and without interest charges) from the use of the asset are less than the carrying value, a write-down is recorded to reduce the related asset to its estimated fair value. At one time, the Company had been engaged in the development of manufacturing equipment to validate acceptance of EarthShell products and their pricing. To this end, the Company previously developed manufacturing lines in Owings Mills, Maryland, Goleta, California and in Goettingen, Germany. The Company recognized impairment charges on its equipment amounting to $4.0 million and $9.8 million in 2003 and 2002, respectively.

      Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or readily determinable and collectibility is probable. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101). EarthShell's revenues consist of technology fees that are recognized ratably over the life of the related agreements and royalties based on product sales by licensees that are recognized in the quarter that the licensee reports the sales.

                              Results of Operations

Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003

      The Company's net loss decreased $11.2 million to $7.3 million from $18.5 million for the year ended December 31, 2004 compared to the year ended December 31, 2003, respectively.

      Revenues. The Company recorded revenues of $0.1 million for the year ended December 31, 2004. These revenues reflect amortization of the $3.0 million of technology fees payable under the sublicense agreements that were entered into with MBS and with ESH in the second and fourth quarters of 2004 over the ten years of the agreements. The amortization of the technology fees will result in the recognition of $0.3 million in revenues per year during the lives of the agreements. Prior to this, the Company had no recognized revenue as it was a development stage company.

      Research and Development Expenses. Total research and development expenses are comprised of Related party license fee and research and development expenses and Other research and development expenses. Total research and development expenditures for the development of EarthShell Packaging(R) decreased $8.3 million to $1.2 million from $9.5 million for the year ended December 31, 2004 compared to the year ended December 31, 2003, respectively.

      o Related party license fee and research and development expenses are comprised of the $.1 million minimum monthly licensing fee for the use of the EarthShell technology and for technical services, both of which were payable to EKI, a stockholder of the Company, or Biotec, a wholly-owned subsidiary of EKI. Related party license fee and research and development expenses decreased $0.5 million to $0.8 million from $1.3 million for the year ended December 31, 2004 compared to the year ended December 31, 2003, respectively. The decrease was primarily due to a decrease in the license fee as a result of an agreement with Biotec to eliminate the $0.1 million per month minimum licensing fee from September 2004 through August 2006.

      o Other research and development expenses are comprised of personnel costs, travel and direct overhead for development and demonstration production, as well as impairment charges on manufacturing property and equipment constructed for demonstration production purposes. Other research and development expenses decreased $7.8 million to $0.4 million from $8.2 million for the year ended December 31, 2004 compared to the year ended December 31, 2003, respectively. The reduction was due to the non-recurrence of the following 2003 activities: the winding down of on-going demonstration manufacturing in Goleta, California in the first quarter of 2003, the start-up in mid-May of a new manufacturing line for plates and bowls built and financed by Detroit Tool and Engineering Company (DTE) at their Lebanon, Missouri facility, expenses incurred to vacate the Company's demonstration manufacturing facility in Goleta at the expiration of the lease on May 31, 2003, costs incurred in connection with testing of the Goettingen, Germany manufacturing equipment during the third quarter, the write down of the Goettingen manufacturing equipment to $1 as of December 31, 2003 due to the uncertainty of the proceeds to be realized upon sale of the equipment, and the losses of the Company's joint venture. In early August 2003, the Company discontinued its day-to-day support of manufacturing activities at DTE. In keeping with its business model, in 2004 the Company primarily focused on the licensing of its foam analog material and other technologies to new licensees, and these licensees and future licensees will install and run equipment to produce EarthShell Packaging(R) in their own facilities.

      Other General and Administrative Expenses. Other general and administrative expenses are comprised of personnel costs, travel and direct overhead for marketing, finance and administration. Total general and administrative expenses decreased $2.0 million to $3.8 million from $5.8 million for the year ended December 31, 2004 compared to the year ended December 31, 2003, respectively. This was primarily the result of efforts to significantly reduce general and administrative expenses throughout 2003 and 2004, which resulted in reductions in the following expenses: personnel costs by $0.7 million (due to a reduction in headcount from 14 employees at December 31, 2003 to 9 employees at December 31, 2004), professional fees and services by $0.8 million, facility and support costs by $0.3 million, business insurance costs by $0.2 million, travel and entertainment expenses by $0.1 million and franchise taxes by $0.1 million. In addition, the Company was able to reduce previously provided expense accruals by approximately $0.6 million due to their favorable resolution in the third quarter of 2004. Most of the credit to general and administrative expenses related to the favorable resolution of property tax disputes within the states of California and Maryland. The expense reductions were partially offset by approximately $0.8 million of accounts payable settlement gains in 2003. The settlement gains were the result of a program began by the Company in the second quarter of 2003 to satisfy vendors for outstanding aged invoices.

      Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.34 million to $0.04 million from $0.38 million for the year ended December 31, 2004 compared to the year ended December 31, 2003, respectively. The decrease in depreciation expense is primarily attributable to taking the remainder of EarthShell's manufacturing and development assets out of service as of the end of 2003.

      Interest Expense. Interest expense is comprised of Related party interest expense and Other interest expense.

      o Related party interest expense was $0.4 million for both the year ended December 31, 2004 and the year ended December 31, 2003. Related party interest expense includes interest accrued on outstanding loans made to the Company by EKI under the Loan Agreement (see "Related Party Transactions"), accretion of the discount related to the warrants issued to EKI in conjunction with the March 2003 financing transactions, plus accrued interest payable on amounts owed to EKI for monthly licensing fees that were accrued rather than being paid in accordance with the terms of the subordination agreements entered into in connection with the 2006 Debentures (see "Related Party Transactions"). During the third quarter of 2004, agreements were negotiated with EKI to convert all outstanding loans and accrued but unpaid interest into common stock of the Company and to restructure the unpaid licensing fees under the Biotec License Agreement (see "Item 1 Business Relationship with and Reliance on EKI"). Therefore, there will be no Related party interest expense for these items subsequent to December 31, 2004.

      o Other interest expense decreased $0.7 million to $0.7 million from $1.4 million for the year ended December 31, 2004 compared to the year ended December 31, 2003, respectively. Other interest expense for 2004 is primarily comprised of accretion of the discount and interest accrued on the 2006 Debentures. Other interest expense for 2003 was primarily comprised of accretion of discount on the 2006 Debentures and a beneficial conversion charge in the amount of $0.4 million due to a change in the 2007 Debentures conversion price. In addition, Other interest expense for 2003 also included accretion of the discount on the 2007 Debentures and accrued interest payable on the 2006 and 2007 Debentures.

      Gain on Sale of Property and Equipment. Gain on the sale of property and equipment decreased $0.3 million to $0.2 million from $0.5 million for the year ended December 31, 2004 compared to the year ended December 31, 2003, respectively. The gains in both 2004 and 2003 were realized due to the sale of non-essential machine shop equipment and excess office furniture and equipment over their net book value, most of which was fully depreciated. In addition, 2003 also included proceeds received from the sale of production line equipment that was previously impaired and therefore had a net book value of zero.

      Premium due to Debenture Default. At September 30, 2004, the Company was in non-compliance with certain covenants of the 2006 Debentures. Two of the debenture holders, including the debenture holder with the largest ownership position, notified the Company in writing that the Company was in default and requested that the Company repurchase the entire principal amount of the 2006 Debentures held at the price specified in the debenture, along with any accrued and unpaid interest. The debenture contains a provision for repurchase of the debenture at a premium if the repurchase is due to an event of default, and the Company accrued the amount of the premium specified in the debenture.

      Other Income. Other income for the year ended December 31, 2004 was zero compared to $0.4 million for the year ended December 31, 2003. The 2003 other income represents the net gain realized in the third quarter of 2003 from reducing the balance of the warrant obligation to its estimated fair value of zero. The warrant obligation was initially recorded in connection with the March 2003 financing transactions (see "Convertible Debentures").

      (Gain) Loss on Extinguishment of Debentures. There was a gain on extinguishment of debentures of $.1 million for the year ended December 31, 2004 compared to a loss on extinguishment of debentures was $1.7 million for the year ended December 31, 2003. The $0.1 million gain for the year ended December 31, 2004 relates to interest payable on the 2006 Debentures that was not paid by the Company upon conversion of the Debentures. In connection with the March 2003 financing transactions, the Company prepaid $5.2 million aggregate principal amount of the 2007 Debentures, resulting in a prepayment penalty of approximately $0.2 million. The Company also issued to the holders of the prepaid 2007 Debentures 52,083 shares of common stock, valued at approximately $0.2 million based upon the closing price of the Company's common stock of $4.56 per share on March 5, 2003. In addition, one of the holders of the 2007 Debentures exchanged $2.0 million aggregate principal amount of 2007 Debentures for $2.0 million aggregate principal amount of 2006 Debentures. In connection with the prepayment and exchange transactions, the Company incurred cash transaction costs of approximately $0.3 million, excluding the prepayment penalty. In addition, the Company incurred a charge of approximately $0.9 million for the prorated portion of the original discount attributed to the $7.2 million of the 2007 Debentures repaid and exchanged. Therefore, the Company recognized a $1.7 million loss upon extinguishment of the 2007 debentures through the prepayment and exchange (see "Convertible Debentures").

      Debenture Conversion Cost. Debenture Conversion Cost was $0.2 million for the year ended December 31, 2003. The expense represents the prorated portion of the original discount attributed to the 2007 Debentures whose conversion was forced by the Company in the respective periods.

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

      o Although the outstanding loans and monthly licensing fees will accrue approximately $0.4 million in annual interest expense, payment of the interest is subordinated to the 2006 Debentures. Therefore, the related party interest expense will continue to accrue but will not be paid in cash until the 2006 Debentures have been converted or the obligation satisfied in full.

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

                         Liquidity and Capital Resources

      Cash Flow. The Company's principal uses of cash for the year ended December 31, 2004 were to fund operations, repay convertible debentures, and pay accounts payable and accrued expenses. Net cash used in operations was $2.7 million and $15.7 million for the years ended December 31, 2004 and 2003, respectively. Net cash provided by investing activities was $.2 million and $4.0 million for the years ended December 31, 2004 and 2003, respectively. Net cash provided by financing activities was $.9 million and $13.5 million for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, the Company had cash and related cash equivalents totaling $.3 million.

      Capital Requirements. Due to the fact that construction of the initial commercial production lines was largely completed in 2002 and the Company decided to discontinue all demonstration manufacturing activities in 2003, the Company only made one minor capital expenditure during the year ended December 31, 2004. The Company does not expect to make significant capital expenditures in the year 2005.

      Contractual Obligations. The following table summarizes the Company's known obligations to make future payments pursuant to certain contracts as of December 31, 2004, as well as an estimate of the timing in which these obligations are expected to be satisfied:

                                           Payments due by period (in thousands)
                                           ------------------------------------
Contractual Obligations                                  Less than     1-3
                                                 Total     1 year      years
                                           ------------------------------------
Long-term debt - principal payments only
Capital leases                                     --         --         --
Operating leases                                   --         --         --
Other long-term liability                        $726       $314       $412
                                                 ----       ----       ----

Totals                                           $726       $314       $412
                                                 ====       ====       ====

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

      In December of 2001 the Company filed an additional shelf registration statement providing for the sale of up to $50 million of securities, including secured or unsecured debt securities, preferred stock, common stock, and warrants. These securities could be offered, separately or together, in distinct series, and amounts, at prices and on terms to be set forth in the prospectus contained in the registration statement, and in subsequent supplements to the prospectus. On August 12, 2002, the Company issued $10 million in aggregate principal amount of convertible debentures, due August 2007, (the "2007
Debentures") and warrants to purchase 0.2 million shares of common stock to institutional investors for proceeds of $10.0 million. During the year ended December 31, 2002, the Company sold 1.9 million shares of common stock under such registration statement and received net proceeds from such sales of $19.6 million. During the year ended December 31, 2003, the Company issued 432,974 shares for the conversion of $1.8 million of 2007 Debentures. The remainder of the 2007 Debentures were prepaid or exchanged for 2006 Debentures during 2003.

      On March 5, 2003, the Company issued to a group of institutional investors 416,667 shares of common stock and $10.55 million in aggregate principal amount of secured convertible debentures due in March 2006 (the "2006 Debentures"), for which the Company received proceeds of approximately $9.0 million, net of financing costs of approximately $1.5 million. The debentures were secured by the Company's rights, title and interest to the technology and trademarks covered by the EKI License Agreement, including all process and product improvements of the Company, the Company's right to use and to sublicense the technology, and all license fees, royalties and/or other forms of compensation due to the Company from sublicenses under existing or future sublicenses. In connection with the March 2003 financing transactions, the Company issued 54,167 shares of common stock to the lead purchaser of the 2006 Debentures and two warrants to a placement agent, both of whom received the instruments as compensation for their services rendered in connection with the transaction. (See Stock Warrants) In 2003, $5.75 million principal amount of the 2006 Debentures was converted into 958,334 shares of common stock. At December 31, 2003, the outstanding principal balance of 2006 Debentures was $6.8 million. The remaining shares under the December 2001 shelf registration described above were used to secure shares potentially issuable upon conversion of the 2006 Debentures.

      Although the Company was in compliance with all covenants of the 2006 Debentures at December 31, 2003, on March 8, 2004 the Company's common stock was delisted from the Nasdaq Smallcap Market because the Company's market capitalization failed to meet the minimum required standard for continued listing. In addition, the Company did not make interest payments related to the 2006 Debentures as required on January 31, 2004. These actions put the Company in non-compliance with its covenants under the 2006 Debentures. From July through October 2004 the Company worked to negotiate settlements with each of the remaining debenture holders to retire the debentures, to resolve the defaults, and to restructure its long-term debt as follows.

      Debenture Purchase Agreements. As of September 30, 2004, the Company entered into agreements with each of the holders (collectively, the "Holders") of the 2006 Debentures due March 5, 2006 to amend and restate the Debenture Purchase Agreements entered into in July 2004 by EarthShell and the Holders (as amended and restated, the "Debenture Purchase Agreements" and the transactions contemplated therein, collectively, the "Debenture Transactions"). The 2006 Debentures were in default and their outstanding principal balance totaled $6.5 million prior to their repurchase. Collectively, the Debenture Purchase Agreements required (i) E. Khashoggi Industries, LLC ("EKI") to pay $1 million cash (EarthShell was obligated to reimburse EKI for this cash payment as discussed below), (ii) the Holders to convert the 2006 Debentures in accordance with their terms, resulting in the issuance by EarthShell of 1,091,666 shares of its common stock, which shares were previously registered for resale by the Company in connection with the issuance of the 2006 Debentures, (iii) EarthShell to issue to the Holders an aggregate of 512,500 additional shares EarthShell common stock and (iv) EarthShell to pay $2.3 million to one of the Holders from 33% of any equity funding received by the Company (excluding the first $2.7 million funded by MBS) or 50% of the royalties received by EarthShell in excess of $250,000 per month (determined on a cumulative basis commencing July 1, 2004). EarthShell has the right to convert the unpaid portion of the $2.3 million into shares of the Company's common stock at a price equal to the lesser of $3.00 per share or the price per share price that EarthShell subsequently receives upon the issuance of its common stock (or other convertible security) during the three year period commencing September 30, 2004. The 512,500 shares of common stock issued to the Holders on October 6, 2004 are not registered for resale under the Securities Act. The consideration for the repurchase of the Debentures has been paid or issued, and the 2006 Debentures have been retired by EarthShell.

      Receipt of Proceeds from Sale of Common Stock to MBS. On August 5, 2004, EarthShell and Meridian Business Solutions, LLC ("MBS") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which MBS agreed to fund $5 million to EarthShell in exchange for EarthShell's issuance of a total of 1,666,666 shares of common stock at a price of $3.00 per share. On August 20, 2004, EarthShell received $500,000 from MBS, for which the Company issued 166,666 shares of its common stock to MBS. On October 1, 2004, EarthShell received an additional $1.2 million of the $5 million committed by MBS, and the Company issued 400,000 shares of its common stock to MBS. On October 11, 2004, MBS purchased an additional 333,333 shares or which it had paid $.5 million as of December 31, 2004 and $.5 million was still due. Subsequent to December 31, 2004, MBS paid an additional $25,000 leaving the balance due at March 31, 2005 of $.475 million. The shares of common stock issued to MBS are not registered for resale under the Securities Act of 1933, as amended (the "Securities Act"), and the Company has agreed to file a registration statement to register the shares within 60 days of a request by MBS. The cash received from MBS was used, in part, to fund the repurchase of the 2006 Debentures(as defined below) and to restructure the Company's long-term debt.

      EKI Agreements. In connection with its purchase of the 2006 Debentures from the Holders, on September 30, 2004, EKI entered into an agreement with EarthShell to sell the 2006 Debentures it purchased back to the Company for $1 million cash, the cash price paid by EKI for the purchased 2006 Debentures (the "EKI Debenture Purchase Agreement"). In connection therewith, immediately after its acquisition, EKI sold the purchased 2006 Debentures to the Company and, as discussed above, the Company retired the 2006 Debentures shortly thereafter.In addition, on September 30, 2004, the Company and EKI agreed to convert certain existing loans from EKI to the Company into shares of EarthShell's common stock (the "EKI Conversion Agreement"). This transaction closed after the closing of the Debenture Transactions and, pursuant to the EKI Conversion Agreement, EKI converted the $2,755,000 principal amount of such debt into shares of EarthShell's common stock at a conversion price of $3 per share. In addition, under the terms of the EKI Conversion Agreement, EKI converted the accrued and unpaid interest on such loans into shares of EarthShell's common stock at a conversion price equal to the greater of (i) $3 per share, and (ii) the maximum per share price (not to exceed $4 per share) obtained by the Company upon the sale of its common stock to any investor during the three month period following the closing. The 1,051,494 shares of common stock issued to EKI will not be registered for resale under the Securities Act.

      Biotec Agreement. EarthShell also reached agreement to amend its existing agreements with its affiliates, bio-tec Biologische Naturverpackungen GmbH & Co. and bio-tec Biologische Naturverpackungen Forschungs und Entwicklungs GmbH (collectively, "Biotec"; and such agreement, the "Biotec Amendment"). Under the terms of the Biotec Amendment, EarthShell has agreed to satisfy the approximate $2.5 million in indebtedness owed to Biotec by (i) paying $750,000 to Biotec in 2004 (ii) converting approximately $1.47 million principal amount of the Biotec debt into shares of EarthShell's common stock at a conversion price of $3 per share and (iii) at EarthShell's option, on the first anniversary of the closing, pay $250,000 to Biotec or convert the remaining $250,000 Biotec debt into 133,333 shares of EarthShell's common stock at a conversion price of $3 per share. In consideration for the above, Biotec also agreed to suspend the monthly license fees payable by EarthShell for two years after the date of the closing. The common stock to be issued pursuant to the Biotec Amendment will not be registered for resale under the Securities Act. As of December 31, 2004, the Company had paid to Biotec $125,000 in cash and converted approximately $1.48 million into 491,778 shares of unregistered commons stock, and the balance owing to Biotec is $875,000 (see Relationship with and Reliance on EKI).

      Pursuant to transactions described more fully in Item 5 under the subheading "Recent Sales of Unregistered Securities" and in this Management's Discussion and Analysis, in connection with the settlement of the 2006
Debentures and the related restructuring of the Company's debt, the Company provided registration rights with respect to newly issued unregistered shares of its common stock. Such registration rights required the Company to, among other things, file a registration statement with the SEC in December 2004 registering the resale of such shares of common stock. Under certain of the agreements, the Company's not filing such a registration statement (or the registration statement not being declared effective) within the required timeframe provides the holders of the registrable securities with a right to liquidated damages which, in the aggregate, may amount to approximately $50,000 per month until the registration statement is filed. If the Company fails to pay such liquidated damages, the Company must also pay interest on such amount at a rate of 10% per year (or such lesser amount as is permitted by law).

      Because this registration statement was not filed as planned, in December 2004 the Company became obligated on the direct financial obligation described above. In light of the Company's current liquidity and financial position any such claim could have a negative effect on the Company. While none of the holders of registrable securities have made a formal claim for liquidated damages to date, there can be no assurance that such holders will not do so in the future. The Company plans to file an appropriate registration statement as soon as practical following the filing of this Annual Report on Form 10-K.

      During 2002 and 2003, the Company's largest shareholder, EKI, made various simple interest working capital loans to the Company. These loans were interest bearing at a rate of 7% or 10% per annum, and were payable on demand. As of December 31, 2003, the outstanding principal balance of these loans was $2,755,000. In connection with the sale of the March 2006 Debentures, subordinated the payments and advances that were owed to it, and in consideration, the Company issued to EKI a warrant in March 2003, expiring in ten years, to acquire 83,333 shares of the Company's common stock for $6.00 per share. As disclosed above, as part of the settlement of the March 2006
Debentures in October of 2004, EKI agreed tp convert all of its outstanding loans to EarthShell ($2,755,000) into unregistered common stock at $3 per share and $532,644 of accumulated interest into unregistered common stock at $4 per share for a total of 1,051,494 shares received by EKI. As of December 31, 2004, the loans from EKI were paid in full.

      During 2004, the Company entered into license agreements for which it received a total of $1.5 million in technology fees. In May 2004, the Company entered into its license agreement with MBS, which calls for a total of $2.0 million in technology fees payable in $.5 million increments based on certain milestones during the startup of manufacturing operations and prior to the beginning of royalty generation. To date the Company has received $.5 million. In November of 2004, the Company entered into a license agreement with ESH and received technology fees of $1 million.

      Subsequent to December 31, 2004, on March 23, 2005, the Company entered into a Security Agreement with Cornell Capital Partners, LP. Pursuant to the Security Agreement, the Company shall issue promissory notes to Cornell Capital Partners, LP in the original principal amount of $2,500,000. The $2,500,000 will be disbursed as follows: $1,150,000, within three days of the closing of all the transaction documents with Cornell Capital Partners, LP and $1,350,000, two days prior to the filing of a registration statement related to Standby Equity Distribution Agreement. The promissory notes are secured by the assets of the Company and shares of stock of another entity pledged by an affiliate of that entity. The promissory notes have a one-year term and accrue interest at 12% per year.

      Subsequent to December 31, 2004 and on March 23, 2005, EarthShell entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners, LP shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners LP will pay the Company 98% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. The price paid by Cornell Capital Partners, LP for the Company's stock shall be determined as of the date of each individual request for an advance under the Standby Equity Distribution Agreement. Cornell Capital Partners, LP will also retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partner's obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and is limited to $500,000 per weekly advance.

      The Company expects to generate additional cash in 2005 through royalty payments from licensees. The Company believes that the cash from this borrowing, combined with projected revenues, will be sufficient to fund its operations through the year ending December 31, 2005. If the Company is not successful at generating license revenues during the year, the Company will have to raise additional funds to meet its current obligations and to cover operating expenses. If the Company is not successful in raising additional capital it may not be able to continue as a going concern for a reasonable period of time. Management plans to address this need by raising cash through either the issuance of debt or equity securities. However, the Company cannot assure that it will receive any royalty payments in 2005, that additional financing will be available to it, or, if available, that the terms will be satisfactory. Management will also continue in its efforts to reduce expenses, but can not assure that it will be able to reduce expenses below current levels.

      Off-Balance Sheet Arrangements. The Company does not have any off-balance sheet arrangements as of December 31, 2004 and has not entered into any transactions involving unconsolidated, limited purpose entities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's treasury function controls all decisions and commitments regarding cash management and financing arrangements. Treasury operations are conducted within a framework that has been authorized by the board of directors.

      As of December 31, 2004, the Company had significantly reduced its long-term debt obligations. There remain a few settlements of accounts payable obligations that will be paid out over terms from 18 months to 36 months, the long term portion of which may be exposed to interest rate risk. As of December 31, 2004, these long-term fixed rate debt obligations totaled approximately $.4 million. While generally an increase in market interest rates will decrease the value of this debt, and decreases in rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of the substantial majority of this debt as there is no active public market for this debt.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Index to Consolidated Financial Statements and Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and
(ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      On November 30, 2004, the SEC published Exchange Act Release No. 50754, which allowed certain registrants that satisfy the conditions set forth in that Release to file the required Management's Annual Report on Internal Control Over Financial Reporting not later than 45 days after the date of this annual report on Form 10-K is required to be filed. The Company satisfies the conditions set forth in that Release and plans to file that Report and the related attestation report of its independent registered public accounting firm by amendment to this Form 10-K within the specified period. Currently, the Company is not aware of any material weaknesses in the Company's internal control over financial reporting.

      (b) Changes in Internal Control Over Financial Reporting. No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

      Pursuant to transactions described more fully in Item 5 under the subheading "Recent Sales of Unregistered Securities" and in Management's Discussion and Analysis, in connection with the settlement of the March 2006 Debentures and the related restructuring of the Company's debt, the Company provided registration rights with respect to newly issued unregistered shares of its common stock. Such registration rights required the Company to, among other things, file a registration statement with the SEC in December 2004 registering the resale of such shares of common stock. Under certain of the agreements, the Company's not filing such a registration statement (or the registration statement not being declared effective) within the required timeframe provides the holders of the registrable securities with a right to liquidated damages which, in the aggregate, may amount to approximately $50,000 per month until the registration statement is filed. If the Company fails to pay such liquidated damages, the Company must also pay interest on such amount at a rate of 10% per year (or such lesser amount as is permitted by law).

      Because this registration statement was not filed, in December 2006 the Company became obligated on the direct financial obligation described above. In light of the Company's current liquidity and financial position any such claim could have a negative effect on the Company. While none of the holders of registrable securities have made a formal claim for liquidated damages to date, there can be no assurance that such holders will not do so in the future. The Company plans to file an appropriate registration statement as soon as practical following the filing of this Annual Report on Form 10-K.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item will be contained in the Company's Proxy Statement for its 2005 annual meeting of stockholders, which will be filed on or before April 29, 2005 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item will be contained in the Company's Proxy Statement for its 2005 annual meeting of stockholders, which will be filed on or before April 29, 2005 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this item will be contained in the Company's Proxy Statement for its 2005 annual meeting of stockholders, which will be filed on or before April 29, 2005 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item will be contained in the Company's Proxy Statement for its 2005 annual meeting of stockholders, which will be filed on or before April 29, 2005 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item will be contained in the Company's Proxy Statement for its 2005 annual meeting of stockholders, which will be filed on or before April 29, 2005 and is incorporated herein by reference.

                                    PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)   Index to Consolidated Financial Statements

      1.    Consolidated Financial Statements:

            Report of Independent Registered Public Accounting Firm.........................  F-2

            Consolidated Balance Sheets as of December 31, 2004, and 2003...................  F-3

            Consolidated Statements of Operations for the years ended December 31, 2004
            2003 and 2002...................................................................  F-4

            Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
            December 31, 2004, 2003 and 2002,...............................................  F-5

            Consolidated Statements of Cash Flows for the years ended December 31, 2004,
            2003 and 2002...................................................................  F-6

            Notes to the Consolidated Financial Statements..................................  F-9

      2.    Consolidated Financial Statement Schedules:

            All schedules have been omitted because they are not required, not applicable, or the information required to be set forth therein is included in the Company's Consolidated Financial Statements or the Notes therein.

(b)   Exhibits

      3.1   Amended and Restated Certificate of Incorporation of the Company.(1)

      3.2   Amended and Restated Bylaws of the Company.(1)

      3.3 Certificate of Designation, Preferences Relative, Participating, Optional and Other Special Rights of the Company's Series A Cumulative Senior Convertible Preferred Stock.(1)

      4.1   Specimen certificate of Common Stock.(1)

      4.2   Form of Warrant to purchase Common Stock dated August 12, 2002.(9)

      4.3 Form of Note under Loan Agreement dated as of September 9, 2002 between the Company and E. Khashoggi Industries, LLC.(11)

      4.4   Form of Secured Convertible Debenture due March 5, 2006.(13)

      4.5 Intellectual Property Security Agreement dated as of March 5, 2003 among the Company, E. Khashoggi Industries, LLC and the investors signatory thereto.(13)

      4.6 Waiver and Amendment to Debentures and Warrants dated as of March 5, 2003 among the Company and the purchasers identified on the signature pages thereto.(13)

      4.7 Exchange Agreement dated as of March 5, 2003 between the Company and the institutional investor signatory thereto.(13)

      10.1 Amended and Restated License Agreement dated February 28, 1995 by and between the Company and E. Khashoggi Industries("EKI").(1)

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

      10.26 Loan Agreement dated as of September 9, 2002 between the Company and
            E. Khashoggi Industries, LLC.(11)

      10.27 Second Amendment dated 29 July, 2002 to Amended and Restated License Agreement between E. Khashoggi Industries, LLC and the Company.(12)

      10.28 License and Information Transfer Agreement dated 29 July, 2002 between the Biotec Group and the Company.(12)

      10.29 Loan and Securities Purchase Agreement dated as of March 5, 2003 between the Company and the investors signatory thereto.(13)

      10.30 Sublicense Agreement dated February 20, 2004 by and between the Company and Hood Packaging Corporation. (15)

      10.31 Operating and Sublicense Agreement dated October 3, 2002 by and between the Company and Sweetheart Cup Company, Inc. (15)

      10.32 First Amendment to Operating and Sublicense Agreement dated July 2003 by and between the Company and Sweetheart Cup Company, Inc.
            (15)

      10.34 Lease Agreement dated July 2003 between the Company and Sweetheart Cup Company, Inc. (15)

      10.35 First Amendment to Lease Agreement dated December 16, 2003 between the Company and Sweetheart Cup Company, Inc. (15)

      10.37 Sublicense Agreement dated November 11, 2004 by and between the Company and EarthShell Hidalgo S.A. de C.V..

      10.38 Standby Equity Distribution Agreement dated as of March 23, 2005 between the Company and Cornell Capital Partners, LP. (16)

      10.39 Registration Rights Agreement dated as of March 23, 2005 between the Company and Cornell Capital Partners, LP. (16)

      10.40 Placement Agent Agreement dated as of March 23, 2005 by and among the Company, Cornell Capital Partners, LP and Sloan Securities Corporation. (16)

      10.41 Security Agreement dated as of March 23, 2005 between the Company and Cornell Capital Partners, LP. (16)

      10.42 Promissory Note dated as of March 23, 2005 issued to Cornell Capital Partners, LP. (16)


      10.43 Meridian Business Solutions Sublicense Agreement dated May 13, 2004.
            (17)

      10.44 Amended and Restated Debenture Purchase Agreement by and among the Company, EKI and SF Capital Partners, Ltd. dated September 30, 2004.
            (17)

      10.45 Amended and Restated Debenture Purchase Agreement by and among the Company, EKI and Omicron Master Trust dated September 29, 2004. (17)

      10.46 Amended and Restated Debenture Purchase Agreement by and among the Company, EKI and Islandia, Ltd. dated September 29, 2004. (17)

      10.47 Amended and Restated Debenture Purchase Agreement by and among the Company, EKI and Midsummer Investment, Ltd. dated September 29, 2004. (17)

      10.48 Conversion Agreement by and among the Company, EKI and RHP Master Fund, Ltd. dated July 20, 2004. (17)

      10.49 Amended and Restated Debenture Purchase Agreement by and among the Company, EKI and Straus-GEPT L.P. dated September 29, 2004. (17)

      10.50 Amended and Restated Debenture Purchase Agreement by and among the Company, EKI and Straus Partners L.P. dated September 29, 2004. (17)

      10.51 Amended and Restated Debenture Purchase Agreement by and among the Company and EKI dated September 30, 2004. (17)

      10.52 Agreement  with EKI dated July 16,  2004 to convert  debt to equity.
            (17)

      10.53 Agreement   dated   September  1,  2004  for  conversion  of  Biotec
            indebtedness. (17)

      10.54 Stock Purchase Agreement between the Company and Meridian Business Solutions, LLC dated August 5, 2004. (17)

      14.1 EarthShell Corporation Code of Ethics for Directors, Officers and Employees (15)

      16.1 Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated July 9, 2003, regarding change in certifying accountant. (14)

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

----------

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

(14) Previously filed as an exhibit to the Company's current report on Form 8-K dated July 11, 2003, and incorporated herein by reference.

(15) Previously filed as an exhibit to the Company's annual report on Form 10-K, for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(16) Previously filed as an exhibit to the Company's current report on Form 8-K dated March 29, 2005, and incorporated herein by reference.

(17) Previously filed as part of the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2005.

                                       EARTHSHELL CORPORATION


                                       By:          /s/ SIMON K. HODSON
                                           -------------------------------------
                                                      Simon K. Hodson
                                              Vice Chairman of the Board and
                                                  Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

          Signature                                Title                         Date
          ---------                                -----                         ----

     /s/ ESSAM KHASHOGGI                   Chairman of the Board               March 31, 2005
-------------------------------
       Essam Khashoggi


                                   Vice Chairman of the Board and Chief
     /s/ SIMON K. HODSON          Executive Officer (Principal Executive       March 31, 2005
-------------------------------                  Officer)
       Simon K. Hodson


     /s/ D. SCOTT HOUSTON          Chief Financial Officer and Secretary       March 31, 2005
-------------------------------        (Principal Financial Officer)
       D. Scott Houston


     /s/ LAYLA KHASHOGGI                         Director                      March 31, 2005
-------------------------------
       Layla Khashoggi


     /s/ HAMLIN JENNINGS                         Director                      March 31, 2005
-------------------------------
       Hamlin Jennings


       /s/ WALKER RAST                           Director                      March 31, 2005
-------------------------------
         Walker Rast

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Index to Consolidated Financial Statements and Schedules.............................F-1

Report of Independent Registered Public Accounting Firm..............................F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003.........................F-3

Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002 ..........................................................................F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
  December 31, 2004, 2003, and 2002 .................................................F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002 ..........................................................................F-6

Independent Auditors' Report.........................................................F-8

Consolidated Financial Statement Schedules:

None.

      All schedules have been omitted because they are not required, not applicable, or the information required to be set forth therein is included in the Company's Consolidated Financial Statements or the Notes therein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EarthShell Corporation:

      We have audited the accompanying consolidated balance sheets of EarthShell Corporation (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, based on our audits, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company has incurred significant losses, has minimal revenues and has a working capital deficit of approximately $7,289,000 at December 31, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Farber & Hass LLP

Camarillo, California
March 4, 2005

                             EARTHSHELL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,
                                                                                  ------------------------------
                                                                                       2004             2003
                                                                                  ------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents ...................................................   $     272,371    $   1,901,639
  Prepaid expenses and other current assets ...................................         201,467          323,680
                                                                                  ------------------------------

    Total current assets ......................................................         473,838        2,225,319
PROPERTY AND EQUIPMENT, NET ...................................................           9,037           61,794
EQUIPMENT HELD FOR SALE .......................................................               1                1
                                                                                  ------------------------------

TOTALS ........................................................................   $     482,876    $   2,287,114
                                                                                  ==============================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

  Accounts payable and accrued expenses .......................................   $   3,899,526    $   4,853,413
  Current portion of settlements ..............................................         313,743               --
  Current portion of deferred revenues ........................................         300,000               --
  Payable to related party ....................................................         875,000        1,839,108
  Debenture settlement ........................................................       2,375,000               --
  Convertible debentures, net of discount of $1,505,755 .......................              --        5,294,245
                                                                                  ------------------------------

    Total current liabilities .................................................       7,763,269       11,986,766

DEFERRED REVENUES, LESS CURRENT PORTION........................................       1,062,500        2,535,790
OTHER LONG-TERM LIABILITIES ...................................................         412,192           33,333
                                                                                  ------------------------------

    Total liabilities .........................................................       9,237,961       14,555,889
                                                                                  ------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred Stock, $.01 par value, 10,000,000 shares authorized; 9,170,000
    Series A shares designated; no shares issued and outstanding as of December
    31, 2004 and 2003 .........................................................              --               --
  Common stock, $.01 par value, 40,000,000 shares authorized;
    18,234,615 and 14,128,966 shares issued and outstanding as
    of December 31, 2004 and 2003, respectively ...............................         182,346          141,290
  Additional paid-in common capital ...........................................     313,196,905      302,033,746
  Accumulated deficit .........................................................    (321,607,782)    (314,350,681)
  Less note receivable for stock ..............................................        (500,000)              --
  Accumulated other comprehensive loss ........................................         (26,554)         (93,130)
                                                                                  ------------------------------

    Total stockholders' deficit ...............................................      (8,755,085)     (12,268,775)
                                                                                  ------------------------------

TOTALS ........................................................................   $     482,876    $   2,287,114
                                                                                  ==============================

               See Notes to Consolidated Financial Statements.

                             EARTHSHELL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year Ended December 31,
                                          --------------------------------------------
                                              2004            2003            2002
                                          --------------------------------------------
Revenues ..............................   $    137,500    $         --    $         --

Operating Expenses
  Related party license fee and
    research and development
    expenses ..........................        800,000       1,312,374       1,488,070
  Other research and development
  expenses ............................        370,163       8,234,416      25,401,869
  Related party general and
    administrative (reimbursements) ...         (4,875)         (4,074)        (24,444)
  Other general and administrative
  expenses ............................      3,753,902       5,790,473       9,614,037
  Depreciation and amortization .......         42,236         379,949       3,099,367
                                          --------------------------------------------

    Total operating expenses ..........      4,961,426      15,713,138      39,578,899

Operating Loss ........................      4,823,926      15,713,138      39,578,899

Other (Income) Expenses

  Interest income .....................         (4,606)        (95,176)       (134,391)
  Related party interest expense ......        410,965         445,628          66,599
  Other interest expense ..............        661,721       1,440,118         199,880
  Gain on sales of property and
    equipment .........................       (168,458)       (451,940)       (441,413)
  Premium due to debenture default ....      1,672,426              --              --
  Other income ........................             --        (399,701)             --
  (Gain) Loss on extinguishment of
    debentures ........................       (139,673)      1,697,380              --
  Debenture conversion costs ..........             --         166,494         320,970
                                          --------------------------------------------

Loss Before Income Taxes ..............      7,256,301      18,515,941      39,590,544
Income Taxes ..........................            800             800             800
                                          --------------------------------------------

Net Loss ..............................   $  7,257,101    $ 18,516,741    $ 39,591,344
                                          ============================================

Basic and Diluted Loss Per Common Share   $       0.48    $       1.40    $       3.51
Weighted Average Number of Common
  Shares Outstanding ..................     15,046,726      13,266,668      11,277,170

                 See Notes to Consolidated Financial Statements.

                                  EARTHSHELL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                                                             Additional                                Accumulated
                                         Common Stock         Paid-In                        Stock       Other
                                     --------------------      Common       Accumulated     Purchase  Comprehensive
                                       Shares      Amount     Capital         Deficit      Receivable     Loss         Totals
                                     -------------------- -------------- ---------------  -----------------------    --------------
BALANCE, DECEMBER 31, 2001 .......... 9,860,255  $ 98,602  $ 267,680,051   $(256,242,596)  $        --    $    --      $ 11,536,057
Issuance of common stock ............ 2,025,686    20,257     21,881,459              --            --         --        21,901,716
Common stock warrants issued in
    connection with convertible
    debentures ......................        --        --      1,521,046              --            --         --         1,521,046
Conversion of convertible debentures
    to common stock .................   168,696     1,687        998,313              --            --         --         1,000,000
Debenture conversion costs ..........        --        --        176,471              --            --         --           176,471
Net loss ............................        --        --                    (39,591,344)           --         --       (39,591,344)
Foreign currency translation
    adjustment ......................        --        --             --              --            --    (16,632)          (16,632)
                                                                                                                      -------------
Comprehensive loss ..................        --        --             --              --            --         --       (39,607,976)
                                     -------------------- -------------- ---------------  -----------------------    --------------

BALANCE, DECEMBER 31, 2002 ..........12,054,637   120,546    292,257,340    (295,833,940)           --    (16,632)       (3,472,686)

Issuance of common stock ............   137,264     1,373        811,267              --            --         --           812,640
Common stock and common stock
    warrants issued in connection
    with issuance of convertible
    debentures ......................   624,747     6,248      2,921,594              --            --         --         2,927,842
Conversion of convertible
    debentures to common stock ...... 1,312,318    13,123      7,536,877              --            --         --         7,550,000
Debenture conversion costs ..........        --        --     (1,493,332)             --            --         --        (1,493,332)
Net loss ............................        --        --             --     (18,516,741)           --         --       (18,516,741)
Foreign currency translation
    adjustment ......................        --        --             --              --            --    (76,498)          (76,498)
                                                                                                                      -------------

Comprehensive loss ..................        --        --             --              --            --         --       (18,593,239)
                                     -------------------- -------------- ---------------  -----------------------    --------------

BALANCE, DECEMBER 31, 2003 ..........14,128,966   141,290    302,033,746    (314,350,681)           --    (93,130)      (12,268,775)

Issuance of common stock ............ 2,443,272    24,432      7,181,970              --      (500,000)        --         6,706,402
Conversion of convertible debentures
    to common stock ................. 1,662,377    16,624      4,970,508              --            --         --         4,987,132
Debenture conversion costs ..........        --        --       (989,319)             --            --         --          (989,319)
Net loss ............................        --        --             --      (7,257,101)           --         --        (7,257,101)
Foreign currency translation
    adjustment ......................        --        --             --              --            --     66,576            66,576
                                                                                                                      -------------

Comprehensive loss ..................        --        --             --              --            --         --        (7,190,525)
                                     -------------------- -------------- ---------------  -----------------------    --------------

BALANCE, DECEMBER 31, 2004 ..........18,234,615  $182,346  $ 313,196,905   $(321,607,782)  $  (500,000)  $(26,554)     $ (8,755,085)
                                     ==================== ============== ===============  =======================    ==============

                      See Notes to Consolidated Financial Statements.

                                  EARTHSHELL CORPORATION

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year Ended December 31,
                                                             2004            2003           2002
                                                         --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss .............................................   $ (7,257,101)   $(18,516,741)   $(39,591,344)
Adjustments to reconcile net loss to net cash used
      in operating activities
   Depreciation and amortization .....................         42,236         379,949       3,099,367
   Amortization and accretion of debenture issue
      costs ..........................................        592,316         955,574         144,500
   Premium due to debenture default ..................      1,672,426              --              --
   Debenture issuance and conversion costs ...........             --         166,494         320,970
   Gain on change in fair value of warrant obligation              --        (399,701)             --
   (Gain) Loss on extinguishment of debentures .......       (139,673)      1,697,380              --
   Beneficial conversion value due to change in
      debentures conversion price ....................             --         360,000              --
   (Gain) Loss on sale, disposal or impairment of
      property and equipment .........................       (168,458)      3,548,059       9,340,375
   Equity in the losses of joint venture .............             --         392,116          20,263
   Accrued purchase commitment .......................             --      (1,855,000)      3,500,000
   Other non-cash expense items ......................        180,171          50,198              --
Changes in operating assets and liabilities
   Prepaid expenses and other current assets .........        120,549         264,153           9,670
   Accounts payable and accrued expenses .............       (553,710)     (2,339,720)       (444,851)
   Payable to related party ..........................      1,043,869       1,214,683         578,779
   Deferred revenues .................................      1,362,500              --              --
   Accrued purchase commitment .......................             --      (1,645,000)             --
   Other long-term liabilities .......................        378,859          33,333              --
                                                         --------------------------------------------

      Net cash used in operating activities ..........     (2,726,016)    (15,694,223)    (23,022,271)
                                                         ============================================

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from release of restricted time
   deposit upon settlement of purchase commitment ....             --       3,500,000              --
Proceeds from sales of property and equipment ........        187,708         487,691         477,566
Investment in joint venture ..........................             --         (26,104)             --
Purchases of property and equipment ..................         (8,729)         (1,320)     (2,802,371)
                                                         --------------------------------------------

      Net cash provided by (used in) investing
        activities ...................................        178,979       3,960,267      (2,324,805)
                                                         ============================================

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock ...............      2,086,755              --      21,901,716
Proceeds from issuance of common stock and convertible
   debentures, net of issuance costs and discounts
   amounting to approximately  $3.4 million ..........             --       8,711,844              --
Proceeds from issuance of convertible debentures .....             --              --      10,000,000
Purchase of restricted time deposit in connection with
   issuance of convertible debentures ................             --              --     (10,000,000)
Proceeds from release of restricted time deposit upon
   conversion of convertible debentures into common
   stock .............................................             --       1,800,000       1,000,000
Proceeds from release of restricted time deposit upon
   exchange of convertible debentures ................             --       2,000,000              --
Proceeds from release of restricted time deposit for
   repayment of convertible debentures ...............             --       5,200,000              --
Repayment of convertible debentures ..................     (1,110,294)     (5,200,000)             --
Principal payments on settlements ....................        (66,387)             --              --
Proceeds from issuance of notes payable to related
   party .............................................             --       1,010,000       4,825,000
Repayment of notes payable to related
    party ............................................             --              --      (3,080,000)
                                                         --------------------------------------------

      Net cash provided by financing activities ......        910,074      13,521,844      24,646,716

Effect of exchange rate changes on cash and cash
   equivalents .......................................          7,695           2,736         (16,632)
                                                         --------------------------------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .....     (1,629,268)      1,790,624        (716,992)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......      1,901,639         111,015         828,007
                                                         --------------------------------------------


CASH AND CASH EQUIVALENTS,

END OF PERIOD ........................................   $    272,371    $  1,901,639    $    111,015
                                                         ============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for

   Income taxes ......................................   $        800    $        800    $        800
   Interest ..........................................        111,353          21,058
Common stock warrants issued in connection with
   convertible debentures ............................             --         745,562       1,521,046
Conversion of convertible debentures into common stock      6,800,000       7,550,000       1,000,000
Transfer of property from EKI ........................             --              --              --
Conversion of preferred stock into common stock ......             --              --              --
Interest paid in common stock ........................        532,644          95,339              --
Commission paid in common stock ......................             --          29,500              --
Common stock issued to service providers in connection
   with the March 2003 financing .....................             --         484,500              --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

      In 2004, no warrants were issued.

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

                 See Notes to Consolidated Financial Statements.

                             EARTHSHELL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             Overview of Operations

      Organized in November 1992 as a Delaware corporation, EarthShell Corporation (the "Company") is engaged in the commercialization of composite material technology for the manufacture of foodservice disposable packaging designed with the environment in mind. EarthShell Packaging(R) is based on patented composite material technology (collectively, the "EarthShell Technology"), licensed on an exclusive, worldwide basis from E. Khashoggi Industries LLC and its wholly owned subsidiaries.

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

                 BASIS OF PRESENTATION OF FINANCIAL INFORMATION

      The foregoing financial information has been prepared from the books and records of EarthShell Corporation. EarthShell Corporation's consolidated financial statements include the accounts of its wholly-owned subsidiary, PolarCup EarthShell GmbH. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting.

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception, has minimal revenues and has a working capital deficit of $7,289,431 at December 31, 2004. These factors, along with others, may indicate substantial doubt that the Company will be unable to continue as a going concern for a reasonable period of time.

      Subsequent to December 31, 2004 the Company entered into a financing transaction to borrow $2.5 million (See Subsequent Events). On March 28, 2005, the Company received $1.15 million of this funding. The Company expects to receive the remaining $1.35 million prior to April 30, 2005. The Company expects to generate additional cash in 2005 through royalty payments from licensees. The Company believes that the cash from this borrowing, combined with projected revenues, will be sufficient to fund its operations through the year ending
December 31, 2005. If the Company is not successful at generating license revenues during the year, the Company will have to raise additional funds to meet its current obligations and to cover operating expenses. If the Company is not successful in raising additional capital it may not be able to continue as a going concern for a reasonable period of time. Management plans to address this need by raising cash through either the issuance of debt or equity securities. However, the Company cannot assure that it will receive any royalty payments in 2005, that additional financing will be available to it, or, if available, that the terms will be satisfactory. Management will also continue in its efforts to reduce expenses, but cannot assure that it will be able to reduce expenses below current levels.

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

      In January 2004, the Company announced that it was not in compliance with a Nasdaq SmallCap Market minimum requirement. On March 8, 2004 the Company's common stock was de-listed by the Nasdaq SmallCap Market and trading was moved to the over-the-counter (OTC) [Pink Sheets Electronic Quotation Service]. Since June 21, 2004, the Company's common stock has been listed through the OTC Bulletin Board. The Company's common stock trades under the symbol "ERTH.OB."

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

      Currently, the Company's strategic relationships include Detroit Tool and Equipment ("DTE"),Hood Packaging Corporation ("Hood"), and Meridian Business Solutions ("MBS") all in the U.S, as well as EarthShell Hidalgo ("ESH") in Mexico. During 2004, the Company received technology fees from MBS and ESH, and recorded it first revenues since its inception. During prior years, proceeds from initial sales of plates, bowls and hinged-lid containers were not significant and were recorded as an offset to the costs of its demonstration manufacturing operations.

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

      During 2004, as a result of its stock price dropping below $3 per share for an extended period of time, the Company was de-listed from NASDAQ. Consequently, it became in default on its 2006 Debentures. In the 4th quarter of 2004, the Company sold $2.7 million of unregistered stock, negotiated a settlement with each of its debenture holders, and retired all of the outstanding debentures.

      During 2002 and 2003, the Company's largest shareholder, EKI, made various simple interest working capital loans to the Company. These loans bear interest at a rate of 7% or 10% per annum, and are payable on demand. As of December 31, 2003, the outstanding principal balance of these loans was $2,755,000. In connection with the March 2003 convertible debenture financing the remaining outstanding balance of these loans was subordinated to the 2006 Debentures, with strict covenants governing their repayment. In October 2004, these related party loans, including accrued interest were converted to unregistered shares of EarthShell common stock. (See Related Party Transactions).

                        Recent Accounting Pronouncements

      The FASB recently issued the following statements:

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB. No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current  period  charges...."  This  Statement  requires  that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not believe that this recent accounting pronouncement has had or will have a material impact on their financial position or results of operations.



      In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB statements no. 66 and 67". This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. The Company does not believe that this recent accounting pronouncement has had or will have a material impact on their financial position or results of operations.



      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary assets - an amendment of APB Opinion No. 29". This Statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not believe that this recent accounting pronouncement has had or will have a material impact on their financial position or results of operations.



      In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. This statement will require the Company to recognize the fair value of employee services received in exchange for awards of equity instruments in current earnings. The Company will adopt this pronouncement July 1, 2005 as required.

                           Other Comprehensive Income

      The Company has reflected the provisions of SFAS No. 130, "Reporting Comprehensive Income", in the accompanying consolidated financial statements for all periods presented. The accumulated comprehensive loss and other comprehensive loss as reflected in the accompanying consolidated financial statements, respectively, consists of foreign currency translation adjustments, which historically have been insignificant to the Company's operations.

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

      In conjunction with the reverse split, the authorized shares of common stock were reduced from 200 million to 25 million as of October 31, 2003. Increase in authorized shares of common stock in conjunction with the annual meeting of the shareholders held on June 26, 2004. The authorized shares of common stock were increased from 25 million to 40 million.

              Disclosure About Fair Value of Financial Instruments

      The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2004 and 2003, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, the fair value of payables to related parties and notes payable to related party cannot be determined due to their related party nature. In addition, it is impractical for the Company to estimate the fair value of the convertible debentures because a market for such debentures does not readily exist. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                  Concentration of Risk - Financial Instruments

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of Cash and Cash Equivalents. The Company places its excess cash in reputable federally insured financial institutions and in high quality money market fund deposits. Money market fund deposits ($210,428 on deposit with one bank at December 31, 2004) are subject to market fluctuations and there is no guarantee as to their ultimate value.

                                Reclassifications

      Certain items in the 2002 and 2003 financial statements have been reclassified to conform to the 2004 presentation.

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

                                 Restricted Cash

      As of December 31, 2004, the Company had no restrictions on its cash.

                    Prepaid Expenses and Other Current Assets

      The following is a summary of prepaid expenses and other current assets at December 31:

                                                             2004         2003
                                                          ----------------------

Recoverable foreign taxes - VAT ......................        $ -0-     $158,491
Prepaid expenses and other current assets ............       83,583      165,189
Receivable on sale of equipment.......................       78,009          -0-
Related party receivable..............................       12,875          -0-
Retainer for financing................................       27,000          -0-
                                                          ----------------------

Total Prepaid Expenses and Other Current Assets ......     $201,467     $323,680
                                                          ======================

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

               Property and Equipment and Equipment Held for Sale

      Property and equipment are carried at cost. Depreciation and amortization is provided for using the straight-line method for financial reporting purposes based upon the estimated useful lives of the assets, which range from three to seven years. The cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income. As described further below, the Company wrote down property and equipment related to commercialization of the EarthShell Packaging products technology by $4.0 million in 2003 and $9.8 million in 2002. The impairment charges were expensed to "Other research and development" in the accompanying Statements of Operations.

      The cost and accumulated depreciation of property and equipment and equipment held for sale at December 31, 2004 were as follows:

                                                         2004           2003
                                                     --------------------------

Property and Equipment

  Product Development Center .....................   $       -0-    $ 1,175,394
  Office Furniture and Equipment .................       245,274        356,339
                                                     --------------------------

Total cost .......................................       245,274      1,531,733
Less: accumulated depreciation and amortization ..      (236,237)    (1,469,939)
                                                     --------------------------

Property and equipment--net ......................   $     9,037    $    61,794
                                                     ==========================

Equipment held for sale ..........................   $         1    $         1
                                                     ==========================

      The Company has fully depreciated equipment (original cost of $893,657) and a commercial production line which are being held for sale. The commercial production line in Goettingen, Germany was financed and constructed by the Company for the Company's joint venture (see Investment in Joint Venture) with Huhtamaki. During 2001, $1.2 million of the Goettingen line was written off to reflect equipment that had no further application in the product development cycle. During the third quarter of 2002 the Company concluded, after obtaining quotations from various machinery suppliers for an identical line, that $1.7 million of the cost of the line will not be recoverable and therefore the carrying value of the line was written down by this amount, of which $1.6 million was recorded in the third quarter of 2002 and the remaining $0.1 million was recorded in the fourth quarter of 2002. At December 31, 2003, the Company was negotiating to sell the line to a party who would become a licensee with rights to produce foodservice disposables. However, because the Company was unable to determine with certainty the proceeds that will be realized upon sale of the equipment, the Company wrote the line down to $1 as of December 31, 2003 and reclassified it to the long-term asset account "Equipment held for sale." The $4.0 million impairment charge was expensed to "Other research and development" in the accompanying Statements of Operations. If the equipment is sold, the Company will record a gain equal to the proceeds received for the equipment.

      As the Company sold non-essential machine shop equipment and excess office furniture and equipment in 2003 and 2004, the related cost and accumulated depreciation were removed from the applicable asset account and accumulated depreciation, respectively.

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

      The Company contributed approximately 10,000 Euros as nominal share capital and 500,000 Euros for start-up capital. The Company paid for the development of the initial commercial production line to be located at the Huhtamaki facility at Goettingen, Germany (see Property and Equipment). In January 2004, the Company announced the conclusion of its joint venture structure with Huhtamaki. During 2003 and 2002 the Company recorded its equity in the losses of the joint venture of $392,117 and $20,263 respectively, including the write off of its remaining investment as of December 31, 2003.

                           Related Party Transactions

      In connection with the formation of the Company, the Company entered into a License Agreement (the "License Agreement") with EKI, a stockholder of the Company. Pursuant to the license agreement, as amended, the Company has an exclusive, worldwide, royalty-free license to use and license the EKI technology to manufacture and sell disposable, single-use containers for packaging or serving food or beverages intended for consumption within a short period of time (less than 24 hours) and to use certain trademarks owned by EKI in connection with the products covered under the License Agreement. The license continues to be in effect during the life of the patents licensed under the License Agreement covering the technologies. Patents currently issued do not begin to expire until 2012 and provide some protection through 2020. Pending patents, if granted, would extend protection through 2022. On July 29, 2002, the License Agreement was amended to expand the field of use for the EarthShell technology to include noodle bowls used for packaging instant noodles. The Company will pay to EKI 50% of any royalty or other consideration it receives in connection with the sale of products within this particular field of use. In addition, on July 29, 2002 the Company entered into a License & Information Transfer Agreement with Biotec, a wholly owned subsidiary of EKI, to utilize the Biotec technology for foodservice applications, including the food wraps used in foodservice applications (the "Biotec Agreement"). Effective January 1, 2001, EKI had previously granted to the Company priority rights to license certain product applications on an exclusive basis from Biotec in consideration for the Company's payment of a $100,000 monthly licensing fee to Biotec. In addition, in consideration of the monthly payment, Biotec agreed to render technical services to the Company at Biotec's cost plus 5%. The licensing fee and services arrangements were continued in the Biotec Agreement. Under the terms of the Biotec Agreement, Biotec is entitled to receive 25% of any royalties or other consideration that the Company receives in connection with the sale of products utilizing the Biotec technology. As part of the convertible debenture financing completed in March 2003 (see Convertible Debentures), payment of amounts due to EKI under the License Agreement or the Biotec Agreement were subordinated to the 2006 Debentures with strict covenants governing their repayment. However, any amounts deferred pursuant to this subordination requirement shall accrue interest at the rate of 10% per annum until paid. For the years ended December 31, 2004, 2003, and 2002, the Company paid or accrued to EKI $800,000, $1,312,374, and $1,488,070 , respectively, under the License Agreement and Biotec Agreement, consisting of the $100,000 per month licensing fee, materials and services provided by EKI, which vary based on the Company's given requirements, and interest payable on outstanding balances.

      In September of 2004, as part of an overall restructuring of its debt, EarthShell entered into an agreement with Biotec to convert $1.475 million of the $2.475 million of accrued license fees owing to Biotec as of September 1, 2004, plus accrued interest into 491,778 shares of EarthShell common stock and to eliminate, for two years, the $100,000 per month minimum license fee. In December of 2004, EarthShell paid to Biotec $125,000. Subsequent to December 31, 2004, leaving a balance of $875,000.

      In connection with the settlement of the March 2006 Debentures in October of 2004, EKI converted all of its outstanding loans to EarthShell ($2,755,000) into unregistered common stock at $3 per share and converted $532,644 of accumulated interest into unregistered common stock at $4 per share for a total of 1,051,494 shares received by EKI.

      In September 2004, the Company hired an executive assistant who supports both EKI and Company executives. The Company pays the salary and benefits of the executive assistant and charges EKI for the portion of her time that was spent supporting EKI executives. Through December 31, 2004, the Company invoiced EKI $12,875 for such support services.

      In May 2004, the Company sold non-essential machine shop equipment and excess office furniture and equipment with a net book value of approximately $19,122 to EKI for $78,409.

      On September 22, 2004, Simon K. Hodson, Chief Executive Officer of the Company, loaned $50,000 to the Company on a short-term basis at an annual interest rate of 7%, and on September 29, 2004 Mr. Hodson loaned the Company an additional $86,000. During the fourth quarter of 2004, the Company repaid both short-term loans.

                      Accounts Payable and Accrued Expenses

      The following is a summary of accounts payable and accrued expenses at December 31:

                                                           2004           2003
                                                       -------------------------
Accounts payable and other accrued expenses ......     $2,830,204     $3,516,736
Deferred officer compensation ....................        298,194            -0-
Accrued property taxes ...........................        112,159        655,000
Accrued salaries, wages and benefits .............        258,691        338,402
Accrued legal fees ...............................        400,278        343,275
                                                       -------------------------

Total Accounts Payable and Accrued Expenses ......     $3,899,526     $4,853,413
                                                       =========================

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

      On March 5, 2003, the Company issued to a group of institutional investors 416,667 shares of common stock and $10.55 million in aggregate principal amount of secured convertible debentures due in March 2006 (the "2006 Debentures"), for which the Company received proceeds of approximately $9.0 million, net of financing costs of approximately $1.5 million. The 2006 Debentures bore interest at a rate of 2.0% per annum, payable quarterly in arrears on each January 31, April 30, July 31 and October 31.

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

      In addition to the $1.5 million of financing costs, the Company also incurred approximately $646,000 of non-cash costs attributable to 54,167 shares of common stock issued to the lead purchaser of the 2006 Debentures and two warrants issued to a placement agent, both of whom received the instruments as compensation for their services rendered in connection with the transaction. The fair value of the 54,167 shares of common stock issued to the lead purchaser was determined to be $247,000, based on the closing price of $4.56 per share of the Company's common stock on the Nasdaq SmallCap Market on March 5, 2003. The fair value of approximately $42,000 of the first of the two warrants issued to the placement agent, which would expire in March 2006 and was immediately exercisable by the placement agent to purchase 28,810 shares of the Company's common stock for $10.08 per share, was estimated using the Black Scholes option-pricing model and is reflected in the accompanying financial statements as an increase in additional paid-in capital and as a component of the $4.0 million aggregate discount on the 2006 Debentures and common stock issued in the March 2003 transaction. The second of the two warrants issued to the placement agent, which would expire in March 2006, was immediately exercisable by the placement agent to purchase $1.055 million in aggregate principal amount of the 2006 Debentures and 41,667 shares of the Company's common stock. At September 30, 2003, the Company evaluated the current value of this warrant, considering the Company's current cash flow projections, continued operating losses, the prospects of raising additional equity capital, the significant excess of the conversion price to the current stock price and the volatility in the Company's stock price. Based upon these factors, the Company determined that the warrant had no value as of September 31, 2003 and December 31, 2003 and therefore reduced the balance of the warrant obligation to zero as of September 30, 2003, resulting in a $0.5 million gain that is reflected in "Other (income) expense" in the Statements of Operations.

      In 2003, $5.75 million principal amount of the 2006 Debentures was converted into 958,334 shares of common stock resulting in the approximately $4.4 million carrying amount of the 2006 Debentures being transferred to common stock.

      At December 31, 2003, the Company was in compliance with all covenants of the 2006 Debentures. However, on March 8, 2004, the Company's common stock was delisted from the Nasdaq Smallcap Market because the Company's market capitalization failed to meet the minimum required standard. In addition, the Company did not make interest payments related to the 2006 Debentures as required on January 31, 2004. These actions put the Company in non-compliance with its covenants under the 2006 Debentures. The Company negotiated with the various debenture holders to resolve the defaults. From July through October 2004, the Company reach settlements with each of the remaining debenture holders to retire the entire $6.8 million outstanding at the end of 2003. Taken together, the debenture holders converted their debenture holdings into 1,149,877 shares of registered stock, received a total of $1.11 million in cash payments, and received an additional 512,500 shares of unregistered common stock. One of the debenture holders also received a settlement payable of $2.375 million, which may be converted to common stock at the option of the holder at $3 per share. This holder also has the right to elect be paid from up to 1/3 of the proceeds of future equity capital transactions or from up to 1/3 of future revenues until he has received a total of $2.375 million, less any portion that has already been converted. As of December 31, 2004, 100% of the outstanding debentures had been retired, the security interest held by the 2006 Debenture Holders had been released, and any and all defaults under these debentures had been waived. Because the $2.375 million settlement payable is payable only from future proceeds, it is classified on the balance sheet under Current Liabilities as a Debenture Settlement.

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

                           Other Long Term Liabilites

      The Company has negotiated settlements with a number of its trade payable vendors comprised of payment plans of up to 36 months. These settlements have been reclassified on the balance sheet from trade payables to Current Portion of Settlements for payments due within the current reporting year and Other Long Term Liabilities for payments due after December 31, 2005. Payments on such settlements due in 2006 and 2007 total $275,786 and 136,406, respectively.

                                   Commitments

      In September 2003, the Company leased 4,000 square feet of office and research and development space in Santa Barbara, California, under a lease that expired on December 31, 2003. In January 2004, the lease was extended through April 2004, and thereafter on a month-to-month basis. The Company's monthly lease payment with respect to this space was $5,000. In November 2004, the Company relocated to its current location that it sublets from and shares with EKI. The Company pays to EKI approximately $4,000 per month for its share of the rent and common area costs. In addition, the Company leases 3,353 square feet of office space in Lutherville, Maryland, on a month-to-month basis. The Company's monthly lease payment with respect to this space is $5,780. Future minimum lease payments required under these leases as of December 31, 2004 are $0. Rental expenses for the years ended December 31, 2004, 2003 and 2002 amounted to 165,382, $558,195, and $927,386 respectively.

      The Company is periodically involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's gross liability, if any, and without any consideration given to the availability of indemnification or insurance coverage, under any pending or existing litigation or administrative proceedings, other than those separately addressed above, would not have a material adverse impact upon the Company's financial statements.

                               Retirement Benefits

      The Company established a qualified 401(k) plan for all of its employees in 1998. The 401(k) plan allows employees to contribute, on a tax-deferred basis, up to fifteen percent of their annual base compensation subject to certain regulatory and plan limitations. The Company uses a discretionary matching formula that matches one half of the employee's 401(k) deferral up to a maximum of six percent of annual base compensation. The 401(k) employer match was $24,311 in 2004, $44,057 in 2003, and $74,853 in 2002.

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

      Stock option activity for 2004, 2003 and 2002 is as follows:

                                            2004                     2003                     2002
                                  -----------------------------------------------------------------------------
                                                Weighted-                Weighted-                  Weighted-
                                                 Average                  Average                    Average
                                                Exercise                  Exercise                  Exercise
                                    Shares        Price       Shares        Price        Shares       Price
                                  -----------------------------------------------------------------------------
Outstanding at beginning of year    384,912    $    38.24      320,924    $    50.49      231,333    $    73.44
  Granted ..................        762,498          0.78      121,699          4.87      168,811         34.44
  Cancelled ................        (92,499)        15.00      (43,748)        34.02      (73,105)        74.52
  Expired ..................        (11,666)        68.95      (13,963)        42.14       (6,115)       189.24
                                  -----------------------------------------------------------------------------
Outstanding at end of year .      1,043,245    $    12.58      384,912    $    38.24      320,924    $    50.49
                                  =============================================================================

Options exercisable at
  year-end .................        141,162    $    61.35      155,228    $    61.70      162,476    $    63.72
                                  =============================================================================

The following table summarizes information about stock options outstanding at December 31, 2004:

                           Options Outstanding                      Options Exercisable
            ------------------------------------------------------------------------------------
               Number
            Outstanding     Weighted-Average                        Number
   Exercise      At            Remaining      Weighted-Average    Exercisable   Weighted-Average
    Prices    12/31/04      Contractual Life   Exercise Price     At 12/31/04    Exercise Price
------------------------------------------------------------------------------------------------
    $ 0.75     715,000            9.46            $ 0.75               --            $ --
      2.55      12.498            9.57              2.55            6,249            2.55
      4.80      83,333            8.72              4.80               --              --
      5.64      11,283            3.42              5.64           11,283            5.64
     15.00       8,334            1.19             15.00            8,334           15.00
     16.68       8,332            2.41             16.68            8,332           16.68
     36.00      97,501            7.53             36.00               --              --
     44.04      17,979            6.07             44.04           17,979           44.04
     45.36       6,249            0.36             45.36            6,249           45.36
     45.60       6,249            1.35             45.60            6,249           45.60
     60.00      43,750            4.79             60.00           43,750           60.00
     91.56      23,471            1.05             91.56           23,471           91.56
    182.40       2,183            2.90            182.40            2,183          182.40
    252.00       7,083            3.42            252.00            7,083          252.00
            ------------------------------------------------------------------------------------

             1,043,245            8.43            $12.58          141,162          $61.35
           =====================================================================================

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

                                                      Year Ended,      Year Ended,      Year Ended,
                                                      December 31,     December 31,     December 31,
                                                          2004             2003              2002
                                                    ---------------------------------------------------
Net Loss as reported .............................   $    7,257,101    $   18,516,741    $   39,591,344
Deduct: Stock-based employee compensation expense
  included in reported net loss, net of tax ......               --                --                --
Add: Total stock-based employee compensation
  determined under fair value based method for all
  awards, net of tax .............................          472,267           776,018         2,136,323
                                                    ---------------------------------------------------
Pro forma net loss ...............................   $    7,729,368    $   19,292,759    $   41,727,667
Net loss per common share
  As reported ....................................   $         0.48    $         1.40    $         3.51
  Pro forma ......................................             0.51              1.45              3.70
Weighted average risk-free interest rate .........             4.05%             4.53%             4.54%
Weighted average expected life in years ..........              9.5               9.5               9.6
Volatility .......................................               80%              102%              182%
Weighted average fair value of options granted
  during the year ................................   $         0.64    $         3.99    $        11.91

                                 Stock Warrants

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

                           Revenue Recognition Policy

      The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or readily determinable and collectibility is probable. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101). EarthShell's revenues consist of technology fees that are recognized ratably over the life of the related agreements and royalties based on product sales by licensees that are recognized in the quarter that the licensee reports the sales.

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

      Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial and tax reporting purposes. At December 31, 2004 and 2003, deferred income tax assets, which are fully reserved, were comprised primarily of the following:

                                                       2004              2003
                                                --------------------------------
Federal:

  Depreciation .............................      $  1,375,770      $  6,510,014
  Deferred compensation ....................           101,386         1,091,917
  Deferred contributions ...................           361,117           361,117
  Accrued management fees ..................           272,000                --
  Accrued vacation .........................            87,955           110,415
  Other reserves ...........................            22,258            20,945
  Capitalized operating expenses ...........                --         3,198,684
  Net operating loss carryforward ..........        99,808,790        92,580,034
                                                --------------------------------
                                                  $102,029,276      $103,873,126
                                                ================================

      The valuation allowance (decreased) increased by $(1,843,850), $8,810,963 and $20,523,501 during the years ended December 31, 2004, 2003, and 2002, respectively, as a result of changes in the components of the deferred income tax items.

      For federal income tax purposes, the Company has net operating loss carryforwards of $302,487,919 as of December 31, 2004 that expire through 2024. For state income tax purposes, the Company has California net operating loss carryforwards of $64,504,022 as of December 31, 2004 that expire through 2009, and Maryland net operating loss carryforwards of $120,893,526 that follow the federal treatment and expire through 2024. Additionally, the ultimate realizability of net operating losses may be limited by change of control provision under section 382 of the Internal Revenue Code.

      Income tax expense for 2004, 2003, and 2002 consists of the minimum state franchise tax.

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

      The dilutive effect of potentially  dilutive  securities was approximately
3.0 million shares, 900,000 shares, and 39,000 shares for the years ended at December 31, 2004, 2003 and 2002, respectively.

                                Subsequent Events

      On March 23, 2005, Earthshell Corporation (the "Company"), entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners, LP shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners LP will pay the Company 98% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. The price paid by Cornell Capital Partners, LP for the Company's stock shall be determined as of the date of each individual request for an advance under the Standby Equity Distribution Agreement. Cornell Capital Partners, LP will also retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partner's obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and is limited to $500,000 per weekly advance.

      On March 23, 2005, the Company entered into a Security Agreement with Cornell Capital Partners, LP. Pursuant to the Security Agreement, the Company shall issue promissory notes to Cornell Capital Partners, LP in the original principal amount of $2,500,000. The $2,500,000 will be disbursed as follows:
$1,150,000, within three days of the closing of all the transaction documents with Cornell Capital Partners, LP and $1,350,000, two days prior to the filing of a registration statement related to Standby Equity Distribution Agreement. The promissory notes are secured by the assets of the Company and shares of stock of another entity pledged by an affiliate of that entity. The promissory notes have a one-year term and accrue interest at 12% per year beginning on the 3rd month anniversary.

      In connection with the ESH sub-license, ESH agreed to purchase shares of the Company's stock, which is planned to occur in conjunction with their scale up of manufacturing capacity.

      In January 2005, the Company entered into an agreement with a non-US based prospective licensee for a new product family. At such time as the Company demonstrates the commercial manufacturability of this new product family, the prospective licensee may take a license on terms substantially similar to its other licenses.

      In February of 2005, the Board of Directors of the Company granted to its Chairman an option to purchase up to 1 million shares of common stock at $2.30 per share in consideration for his many contributions and support of the Company since its inception.

                                                First        Second         Third        Fourth       Total Year
                                             -------------------------------------------------------------------
2004
Revenues .................................   $        --   $    25,000   $    50,000   $    62,500   $   137,500
Related party research and development ...       300,000       300,000       200,000            --       800,000
Other research and development ...........       222,538        42,913        64,121        40,591       370,163
Other general and administrative .........     1,173,855     1,071,116        99,162     1,409,769     3,753,902
Net loss common shareholders .............   $ 2,066,857   $ 2,264,383   $ 1,645,931   $ 1,279,930   $ 7,257,101
Basic and diluted loss per common share ..   $      0.15   $      0.16   $      0.12   $      0.07   $      0.48
Weighted average common shares outstanding    14,128,966    14,128,966    14,223,402    17,659,043    15,046,726
2003

Related party research and development ...   $   353,800   $   304,667   $   353,907   $   300,000   $ 1,312,374
Other research and development ...........     1,896,986     1,707,507     1,287,516     3,342,407     8,234,416
Other general and administrative .........     1,853,702     1,193,342     1,361,900     1,381,529     5,790,473
Net loss common shareholders .............   $ 6,770,727   $ 3,608,184   $ 2,920,797   $ 5,217,033   $18,516,741
Basic and diluted loss per common share ..   $      0.55   $      0.28   $      0.21   $      0.37   $      1.40
Weighted average common shares outstanding    12,358,967    13,013,462    13,595,973    14,013,965    13,266,668