Form 10-K/A
period 2004-12-31
EARTHSHELL CORP
filed 2005-05-02
CIK 911801

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

                            3916 State St., Suite 110
                            Santa Barbara, CA 93105
                                 (805)563-7590
    (Address, including zip code, and telephone number, including area code, of principal executive offices)

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

         The aggregate market value of common stock held by non-affiliates as of June 30, 2004 was $28,681,801.

         The number of shares outstanding of the Registrant's Common Stock as of March 31, 2005 was $18,391,065.

                      Documents Incorporated by Reference:
None.

                                EXPLANATORY NOTE

      Earthshell Corporation (the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 pursuant to an exemptive order issued by the Securities and Exchange Commission (Release No. 34-50754) to include management's annual report on the Company's internal control over financial reporting and the required attestation report of the Company's independent registered public accounting firm.

      As a result of this Amendment, (1) Item 9A has been amended to include updated disclosure, (2) the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as exhibits to the original filing have been re-executed and re-filed as of the date of this Amendment No. 1, and (3) management's annual report on internal control over financial reporting and the related attestation report of the Company's independent registered public accounting firm have been included immediately following Item 7.

      This Amendment also amends and restates the first full paragraph under the subheading "Critical Accounting Estimates" in Part II, Item 7, entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations". Except for the amendments described above and set forth below, this Amendment No. 1 does not modify or update the Company's previously reported financial statements and other financial disclosures in, or exhibits to, the original filing. Unaffected items have not been repeated in this Amendment No. 1.

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The first full paragraph under the subheading "Critical Accounting Estimates" us amended and restated as follows:

Going Concern Basis. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception, has minimal revenues and has a working capital deficit of $7,289,431 at December 31, 2004. These factors, along with others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company will have to raise additional funds to meet its current obligations and to cover operating expenses through the year ending December 31, 2005. If the Company is not successful in raising additional capital, it may not be able to continue as a going concern for a reasonable period of time. Management plans to address this need by raising cash through either the sale of licenses, the generation of royalty revenues or the issuance of debt or equity securities. In addition, the Company expects cash to be generated in 2005 through royalty payments from licensees. However, the Company cannot assure that additional financing will be available to it, or, if available, that the terms will be satisfactory, that it will receive any royalty payments in 2005. Management will also continue in its efforts to reduce expenses, but cannot assure that it will be able to reduce expenses below current levels. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The following text is to appear immediately after Item 7.

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      The Management of EarthShell is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed by, or supervised by, the Company's principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

      The Company's internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

      In making its assessment of internal control over financial reporting, management used the framework set forth in the report entitled "Internal Control--Integrated Framework" published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Because of the material weaknesses described below, management believes that, as of December 31, 2004, the Company did not maintain effective internal control over financial reporting based on those criteria.

      The Company's independent auditors have issued an attestation report on management's assessment of the Company's internal control over financial reporting. That report appears on page 6.

      During 2004, the Company operated with a significantly reduced number of personnel compared to prior years. The Company's management has implemented and documented internal control over financial reporting which it believed would be considered sufficient, given the resources available to it. However, during the fourth quarter of 2004, the Company's Controller resigned, and has not been replaced to this date, leaving the Company's Chief Financial Officer as the only accounting professional employed by the Company. This resulted in the loss of segregation of responsibilities that are typical to effective financial reporting control methodology. The Company has employed certain mitigating controls designed to offset the inherent control weaknesses that result from a lack of segregation of responsibilities.

Material Weaknesses Identified

      The Company's assessment of its internal control over financial reporting identified the following material weaknesses:

      o The Company has inadequate segregation of critical duties within each of its accounting processes and a lack of sufficient monitoring controls over these processes to mitigate this risk. The responsibilities assigned to one employee include maintaining the vendor master file, processing payables, creating and voiding checks, reconciling bank accounts, making bank deposits and processing payroll.

      o The departure of the Company's Controller in November 2004 resulted in the accounting and reporting functions being centralized under the Chief Financial Officer, with no additional personnel in the Company having an adequate knowledge of accounting principles and practices. As a result, transactions have not been recorded in a timely manner and the recording of several adjustments to the financial statements that were considered material to the financial position at December 31, 2004 and results of operations for the year then ended.

      o There are weaknesses in the Company's information technology controls which makes the Company's financial data vulnerable to error or fraud. Specifically, there is a lack of documentation regarding the roles and responsibilities of the IT organization, lack of security management and monitoring and inadequate segregation of duties involving IT functions.

      Additionally, at the conclusion of our independent auditor's examination of the Company's internal control over financial reporting, our independent auditor noted several other areas of operations which could be improved. Our auditors did not believe these items constituted material weaknesses.

Remediation Steps to Address the Material Weaknesses

      In consultation with its independent auditors, as of the date of this report, the Company has begun taking the following remediation steps, among others, to enhance its internal control over financial reporting and reduce control deficiencies in general, including the material weaknesses enumerated above:

      o management is actively seeking qualified candidates to perform the Controller responsibilities;

      o management has engaged an outside firm to perform the Internal Audit functions. This outside firm will report to the Audit Committee of the Board of Directors; and

      o management employs an outside firm to monitor and maintain the Company's information systems. This group will be directed to develop and implement Company-wide information management control procedures.

ITEM 9A. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

      The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of the end of the period covered by this Report (the "Evaluation Date"). Based on such evaluation, such officers concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Control Over Financial Reporting.

      During the Company's last fiscal quarter, no changes in the Company's internal control over financial reporting came to management's attention that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, as permitted under Release No. 50754 dated November 30, 2004, the Company has included management's annual report on internal control over financial reporting and the related attestation report of the Company's registered public accounting firm in this amendment to the Company's annual report on Form 10-K/A. See "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" and Management's Report on Internal Control Over Financial Reporting on pages 2 and 6, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Earthshell Corporation:

      We have audited management's assessment, included in the accompanying "Management's Annual Report on Internal Controls over Financial Reporting," that Earthshell Corporation (the "Company") did not maintain effective internal control over financial reporting as of December 31 ,2004, because of the effect of pervasive material weaknesses in the design and operation of the Company's system of internal controls, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company has pervasive material weaknesses in the design and operation of its system of internal controls over financial reporting. The following material weaknesses have been identified and included in management's assessment:

      (1) Inadequate segregation of duties involving the authorization, recording, custody, and periodic reconciliation of accounting transactions.

      (2) Insufficient staffing of accounting personnel with adequate knowledge of accounting principles generally accepted in the United States.

      (3) A pervasive lack of general controls over the information technology system which could have material effect on the financial statements.

      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 4, 2005 on those financial statements.

      In our opinion, management's assessment that Earthshell Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Earthshell Corporation has not maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We do not express an opinion or any other form of assurance on management's statements referring to the corrective actions taken by the Company after the date of management's assessment.

/s/ Farber & Hass LLP
April 26, 2005
Camarillo, California

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

Date: May 2, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                                     Title                                   Date
---------------------------------------------------------------------------------------------------------------
      /s/ Essam Khashoggi                        Chairman of the Board                       May 2, 2005
      -------------------
        Essam Khashoggi

      /s/ Simon K. Hodson                   Vice Chairman of the Board and                   May 2, 2005
      -------------------                       Chief Executive Officer
        Simon K. Hodson                      (Principal Executive Officer)

     /s/ D. Scott Houston                Chief Financial Officer and Secretary               May 2, 2005
     --------------------                    (Principal Financial Officer)
       D. Scott Houston

      /s/ Layla Khashoggi                              Director                              May 2, 2005
      -------------------
        Layla Khashoggi

      /s/ Hamlin Jennings                              Director                              May 2, 2005
      -------------------
        Hamlin Jennings

      /s/ Walker Rast                                  Director                              May 2, 2005
      -------------------
        Walker Rast


                                  Exhibit Index
                                  -------------
Exhibit No.

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

      10.31 Operating and Sublicense Agreement dated October 3, 2002 by and between the Company and Sweetheart Cup Company, Inc. (15)

      10.32 First Amendment to Operating and Sublicense Agreement dated July 2003 by and between the Company and Sweetheart Cup Company, Inc.
            (15)

      10.34 Lease Agreement dated July 2003 between the Company and Sweetheart Cup Company, Inc. (15)

      10.35 First Amendment to Lease Agreement dated December 16, 2003 between the Company and Sweetheart Cup Company, Inc. (15)

      10.37 Sublicense Agreement dated November 11, 2004 by and between the Company and EarthShell Hidalgo S.A. de C.V.(18)

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

(18) Previously filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.