Form 10-K/A
period 2004-12-31
EARTHSHELL CORP
filed 2005-05-03
CIK 911801

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                   Form 10-K/A
                                 Amendment No. 2

             (Mark One)
       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2004
                                       or

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      Documents Incorporated by Reference:
None.

                                EXPLANATORY NOTE

      Earthshell Corporation (the "Company") is filing this Amendment No. 2 on Form 10-K/A (this "Amendment") to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 to make certain corrections to Amendment No.1 on Form 10-K/A filed with the Securities and Exchange Commission on May 2, 2005.

      Except for the amendments set forth below, this Amendment does not modify or update the Company's previously reported financial statements and other disclosures in, or exhibits to, the original filing. Unaffected items have not been repeated in this Amendment.

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The first full paragraph under the subheading "Critical Accounting Estimates" is amended and restated as follows:

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

      o The departure of the Company's Controller in November 2004 resulted in the accounting and reporting functions being centralized under the Chief Financial Officer, with no additional personnel in the Company having an adequate knowledge of accounting principles and practices. As a result, certain transactions had not been recorded in a timely manner and several adjustments to the financial statements that were considered material to the financial position at December 31, 2004 and results of operations for the year then ended were recorded.

      o There are weaknesses in the Company's information technology controls which makes the Company's financial data vulnerable to error or fraud. Specifically, there is a lack of documentation regarding the roles and responsibilities of the IT function, lack of security management and monitoring and inadequate segregation of duties involving IT functions.

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

(b)   Changes in Internal Control Over Financial Reporting.

      During the Company's last fiscal quarter, other than the departure of the Company's former Controller (described in Management's Report on Internal Control Over Financial Reporting on page 2) no changes in the Company's internal control over financial reporting came to management's attention that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, as permitted under Release No. 50754 dated November 30, 2004, the Company has included management's annual report on internal control over financial reporting and the related attestation report of the Company's registered public accounting firm in this Amendment to the Company's annual report on Form 10-K/A. See "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" and Management's Report on Internal Control Over Financial Reporting on pages 2 and 6, respectively.

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

      (2) Insufficient staffing of accounting personnel with adequate knowledge of accounting principles generally accepted in the United States. This inadequate staffing in the accounting department resulted in transactions not being recorded in a timely manner. In addition, there was inadequate application of accounting principles generally accepted in the United States in relation to the valuation of the gain on settlements of debt obligations in 2004, the classification of certain debts in the financial statements and the proper recording of liabilities as of December 31, 2004. This weakness resulted in the recording of several adjustments to the financial statements that were considered material to the financial position at December 31, 2004 and results of operations for the year then ended.

      (3) A pervasive lack of general controls over the information technology system which could have a material effect on the financial statements.

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


/s/ Farber & Hass LLP
April 26, 2005
Camarillo, California

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             EARTHSHELL CORPORATION


                             By: /s/ Simon K. Hodson
                                 -------------------
                             Name: Simon K. Hodson
                             Title: Vice Chairman of the Board and
                             Chief Executive Officer

Date: May 3, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                                     Title                                   Date
---------------------------------------------------------------------------------------------------------------
      /s/ Essam Khashoggi                        Chairman of the Board                       May 3, 2005
      -------------------
        Essam Khashoggi

      /s/ Simon K. Hodson                   Vice Chairman of the Board and                   May 3, 2005
      -------------------                       Chief Executive Officer
        Simon K. Hodson                      (Principal Executive Officer)

     /s/ D. Scott Houston                Chief Financial Officer and Secretary               May 3, 2005
     --------------------                    (Principal Financial Officer)
       D. Scott Houston

      /s/ Layla Khashoggi                              Director                              May 3, 2005
      -------------------
        Layla Khashoggi

      /s/ Hamlin Jennings                              Director                              May 3, 2005
      -------------------
        Hamlin Jennings

      /s/ Walker Rast                                  Director                              May 3, 2005
      -------------------
        Walker Rast

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