Form 10-Q
period 2005-03-31
EARTHSHELL CORP
filed 2005-05-16
CIK 911801

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

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


          3916 STATE STREET, SUITE 110, SANTA BARBARA, CALIFORNIA 93105
               (Address of principal executive office) (Zip Code)

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

The number of shares outstanding of the Registrant's Common Stock as of May 16, 2005 is 18,435,452.

================================================================================

                             EARTHSHELL CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2004

       INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


   PART I. FINANCIAL INFORMATION

      Item 1. Condensed Consolidated Financial Statements                   Page

            a)    Condensed  Consolidated  Balance  Sheets as of March
                  31, 2005 (unaudited) and December 31, 2004 .................

            b)    Condensed Consolidated  Statements of Operations for
                  the three  months ended March 31, 2005 and March 31,
                  2004 (unaudited) ...........................................

            c)    Condensed Consolidated  Statements of Cash Flows for
                  the three  months ended March 31, 2005 and March 31,
                  2005 (unaudited) ...........................................

            d)    Notes to Condensed Consolidated Financial Statements
                  (unaudited) ................................................

      Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations ....................................

      Item 3.   Quantitative and Qualitative Disclosures About Market Risk....

      Item 4.   Controls and Procedures ......................................

   PART II. OTHER INFORMATION

      Item 1.   Legal Proceedings.............................................

      Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
                of Equity Securities..........................................

      Item 3.   Defaults Upon Senior Securities...............................

      Item 4.   Submission of Matters to a Vote of Security Holders...........

      Item 5.   Other Information.............................................

      Item 6    Exhibits .....................................................

   SIGNATURE..................................................................

                             EARTHSHELL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      MARCH 31,      DECEMBER 31,
                                                        2005            2004
                                                   -------------    -------------
                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS
      Cash and cash equivalents ................   $     327,858    $     272,371
      Prepaid expenses and other current assets          143,085          201,467
                                                   -------------    -------------
           Total current assets ................         470,943          473,838

PROPERTY AND EQUIPMENT, NET ....................           8,199            9,037
EQUIPMENT HELD FOR SALE ........................               1                1

                                                   -------------    -------------
TOTALS .........................................   $     479,143    $     482,876
                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Accounts payable and accrued expenses ....   $   3,910,552    $   3,899,526
      Short-term notes payable to related party            1,000               --
      Current portion of settlements ...........         304,888          313,743
      Current portion of deferred revenues .....         550,000          300,000
      Contingent settlement ....................       2,375,000        2,375,000
      Note payable .............................         880,573               --
      Payable to a related party ...............         875,000          875,000
                                                   -------------    -------------
                 Total current liabilities .....       8,897,013        7,763,269

LONG-TERM PORTION OF DEFERRED REVENUES .........         987,500        1,062,500
OTHER LONG-TERM LIABILITIES ....................         328,120          412,192
                                                   -------------    -------------
           Total liabilities ...................      10,212,633        9,237,961

STOCKHOLDERS' DEFICIT
Preferred Stock, $.01 par value, 10,000,000 shares authorized; 9,170,000 Series A shares designated: no shares issued and outstanding as March 31, 2005 and December 31 2004

Common Stock, $.01 par value, 40,000,000
  shares authorizee: 18,391,065 and
  18,234,615 shares issued and outstanding
  as of March 31, 2005 and December 31 2004,
  respectively..................................         183,911          182,346
Additional paid-in common capital ..............     313,283,689      313,196,905
Accumulated deficit                                 (322,685,339)    (321,607,782)
Less note receivable for stock .................        (475,000)        (500,000)
Accumulated other comprehensive loss ...........         (40,751)         (26,554)
                                                   -------------    -------------
      Total stockholders' deficit ..............      (9,733,490)      (8,755,085)
                                                   -------------    -------------

TOTALS .........................................   $     479,143    $     482,876
                                                   =============    =============

            See Notes to Condensed Consolidated Financial Statements.

                             EARTHSHELL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     FOR THE
                                                                  THREE MONTHS
                                                                ENDED MARCH 31,
                                                        ----------------------------
                                                             2005            2004
                                                        ------------    ------------
Revenues ............................................   $     75,000    $         --

Operating Expenses
    Related party research and development ..........             --         300,000
    Other research and development expenses .........        103,595         222,538
    Related party general and administrative expenses             --
                                                                                 578
    Other general and administrative expenses .......      1,032,313       1,173,855
    Depreciation and amortization ...................            837          27,341
                                                        ------------    ------------
        Total operating expenses ....................      1,137,323       1,723,734

Operating Loss ......................................      1,062,323       1,723,734

Other (Income) Expense
    Interest income .................................           (478)         (1,234)
    Related party interest expense ..................            556         134,182
    Other interest expense ..........................         21,461         209,375
    Gain on sales of property and equipment .........         (7,105)
                                                        ------------    ------------
Loss Before Income Taxes ............................      1,076,757       2,066,057

Income taxes ........................................            800             800
                                                        ------------    ------------
Net Loss ............................................   $  1,077,557    $  2,066,857
                                                        ============    ============

Basic and Diluted Loss Per Common Share .............   $       0.06    $       0.15
Weighted Average Number of Common Shares ............     18,250,260      14,128,966

            See Notes to Condensed Consolidated Financial Statements.

                             EARTHSHELL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                             --------------------------
                                                                                 2005           2004
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .................................................................   $(1,077,557)   $(2,066,857)
Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and amortization ..........................................           838         27,341
  Amortization and accretion of debenture issue costs ....................         5,922        199,034
  (Gain) Loss on sale, disposal, or impairment of property and equipment .        (7,105)            --
  Deferred revenues ......................................................       175,000
  Other non-cash expense items ...........................................       (89,354)        (7,691)
Changes in operating assets and liabilities
  Prepaid expenses and other current assets ..............................        58,382        182,608
  Accounts payable and accrued expenses ..................................        90,869         25,248
  Payables to related party ..............................................            --        408,889
  Other long-term liabilities ............................................           485        (12,500)
                                                                             -----------    -----------
     Net cash used in operating activities ...............................      (842,520)    (1,243,928)
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and equipment ............................         7,105             --
                                                                             -----------    -----------
     Net cash provided by investing activities ...........................         7,105             --
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock ...................................        25,000             --
Proceeds from issuance of notes payable to related party .................       251,000
Repayment of notes payable to related party ..............................      (250,000)
Principal payments on settlements ........................................       (93,412)
Proceeds from issuance of note payable ...................................     1,150,000
Note payable issuance costs ..............................................      (187,000)
                                                                             -----------    -----------
     Net cash provided by financing activities ...........................       895,588             --
                                                                             -----------    -----------

Effect of exchange rate changes on cash and cash equivalents .............        (4,686)        (3,275)
                                                                             -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................        55,487     (1,247,203)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................       272,371      1,901,639
                                                                             -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................................   $   327,858    $   654,436
                                                                             ===========    ===========

                                                       THREEE MONTHS ENDED
                                                             MARCH 31,
                                                     -----------------------
                                                        2005         2004
                                                     ----------   ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
    Income taxes ...............................     $      800   $       --
    Interest ...................................     $    3,657   $    1,256


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In March of 2005, in consideration for a loan guarantee, the Company issued warrants to purchase 65,000 shares of common stock of the Company at an exercise price of $3.00 per share. The warrant expires on March 23, 2008.

Also in March of 2005, in consideration for consulting services rendered in connection with the Company obtaining financing, the Company issued a warrant for 80,000 shares of common stock of the Company at an exercise price of $3.00 per share. The warrant expires on March 23, 2008.




            See Notes to Condensed Consolidated Financial Statements.

                             EARTHSHELL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2005
--------------------------------------------------------------------------------

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

The accompanying unaudited financial statements and these notes do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States, which were included in the Company's consolidated financial statements for the year ended December 31, 2004. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Annual Report on form 10-K, including Form 10-K/A - Amendment No. 2.

The accompanying unaudited financial have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception, has minimal revenues and has a working capital deficit of $8,426,070 at March 31, 2005. These factors, along with others, may indicate substantial doubt that the Company will be unable to continue as a going concern for a reasonable period of time (see "Critical Accounting Policies - Going Concern Basis").

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

PROPERTY AND EQUIPMENT AND EQUIPMENT HELD FOR SALE

The cost and accumulated depreciation of property and equipment and equipment held for sale at March 31, 2005 were as follows:

                                                     MARCH 31,     DECEMBER 31,
                                                       2005            2004
                                                   -----------     -----------
Total office furniture and equipment ...........       245,274         245,274
Less:  Accumulated depreciation and amortization      (237,035)       (236,237)
Property and equipment - net ...................   $     8,199     $     9,037
                                                   ===========     ===========
Equipment held for sale ........................   $         1     $         1
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

                                                         THREE MONTHS
                                                        ENDED MARCH 31,
                                                  -------------------------
                                                      2005         2004
                                                  -----------   -----------
Net Loss as reported ..........................   $ 1,077,557   $ 2,066,857
Deduct: Stock-based employee compensation
   expense included in reported net loss, net
   of tax .....................................            --            --
Add: Total stock-based employee compensation
   determined under fair value based method
   for all awards, net of tax
                                                  $     5,275   $    13,015
                                                  -----------   -----------

Pro forma net loss ............................   $ 1,082,832   $ 2,079,872

Basic diluted loss per common share
   As reported ................................   $      0.06   $      0.15
   Pro forma ..................................   $      0.06   $      0.15


FINANCING

In March 2005, the Company entered into a promissory note and Security Agreement with Cornell Capital Partners, LP ("Cornell Capital Partners"). Pursuant to the Security Agreement, the Company shall issue promissory notes to Cornell Capital Partners in the original principal amount of $2,500,000. The $2,500,000 will be disbursed as follows: $1,150,000 was disbursed on March 28, 2005. The remaining $1,350,000 will be issued in a second closing, expected to occur during the 2nd quarter of 2005, after the filing of a registration statement related to the Standby Equity Distribution Agreement, described below. The promissory notes are secured by the assets of the Company and shares of stock of another entity pledged by an affiliate of that entity. The promissory notes have a one-year term and accrue interest at 12% per year. As of March 31, 2005, the Company had executed on the first phase of the transaction and received net proceeds of approximately $1,000,000.

In connection with the first disbursement, the Company recorded an original issue discount of $275,348. The discount includes cash fees and expenses related to the origination of the loan, issuance of 6,450 shares of the Company's common stock to a broker, valued at the market value on the closing date of the transaction, and issuance of warrants to purchase 145,000 shares of the Company's stock at $3 per share valued at $78,028 using the Black Sholles valuation model, all of which will be amortized over the 12 month life of the note at a rate of $39,389 per month.

In March 2005, EarthShell entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay the Company 98% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. The price paid by Cornell Capital Partners for the Company's stock shall be determined as of the date of each individual request for an advance under the Standby Equity Distribution Agreement. Cornell Capital Partners will also retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partners' obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company's registration statement for shares of common stock sold under the Standby Equity Distribution Agreement being declared effective by the Securities and Exchange Commission and is limited to $500,000 per weekly advance.

Subsequent Events

In February of 2005, an option of 1 million shares with an exercise price of $2.30 per share was issued to a board member in connection with considerable financial support of the Company. The option was subsequently rescinded by the company in May of 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Information contained in this Quarterly Report on Form 10-Q, including but not limited to "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," or "continue," or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial results to differ substantially from those anticipated by management that are described herein. Investors should carefully review the risk factors set forth in other Company reports or documents filed with the Securities and Exchange Commission, including Forms 10-Q, 10-K, and 8-K. Factors influencing the Company's operating performance and financial results include, but are not limited to, the performance of licensees, changes in the general economy, the availability of financing, governmental regulations concerning, but not limited to, environmental issues, and other risks and unforeseen circumstances affecting the Company's business. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K, including Form 10-K/A
- Amendment No. 2 for the fiscal year ended December 31, 2004.

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

Going Concern Basis. The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception, has minimal revenues and has a working capital deficit of $8,426,070 at March 31, 2005. These factors, along with others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company will have to raise additional funds to meet its current obligations and to cover operating expenses through the year ending December 31, 2005. If the Company is not successful in raising additional capital it may not be able to continue as a going concern for a reasonable period of time. Management plans to address this need by raising cash through either the issuance of debt or equity securities. In March 2005, the Company secured a $1.15 million loan and also entered into a Standby Equity Distribution Agreement where the Company has the right, upon registration of shares of its common stock, to require an institutional investor to purchase shares of the Company's common stock from time to time at the Company's sole discretion. In addition, the Company expects to receive additional technology fee payments in 2005 in connection with both existing and new sublicense agreements for its technology in various territories and fields of use. However, the Company cannot assure that additional financing will be available to it, or, if available, that the terms will be satisfactory, that it will receive any further technology fee payments in 2005 pursuant to the Sublicense Agreement. Management also plans to continue in its efforts to minimize expenses, but cannot assure that it will be able to reduce expenses below current levels. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The key accounting estimates and policies are reviewed with the Audit Committee of the Board of Directors.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2004.

The Company's net loss decreased by approximately $1.0 million to approximately $1.1 million from approximately $2.1 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, respectively.

REVENUES. The Company recorded revenues of approximately $0.08 million for the three months ended March 31, 2005 as compared to $0 for the three months ended March 31, 2004. These revenues reflect amortization of the $2.0 million technology fee payable under the sublicense agreement that was entered into in the second quarter of 2004 and the $1 million technology fee payable under the sublicense agreement entered into in December of 2004. The amortization of these technology fees will result in the recognition of $0.3 million in revenues per year during the life of the agreements.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses are comprised of related party license fee and research and development expenses and other research and development expenses. Total research and development expenses for the development of EarthShell Packaging(R) decreased approximately $0.4 million to approximately $0.1 million from approximately $0.5 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, respectively.

      o Related party license fee and research and development expenses were comprised in 2004 of the $100,000 monthly licensing fee for the use of the EarthShell Technology and technical services, both of which were payable to EKI, a stockholder of the Company, or Biotec, a wholly owned subsidiary of EKI. It should be noted that payment of these related party expenses has been deferred pursuant to an agreement entered into by the EKI entities in connection with debt restructuring and settlement of the convertible debenture financing concluded in October of 2004. Related party license fee and research and development expenses decreased approximately $0.3 million to $0 from approximately $0.3 million for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, respectively. The decrease was due primarily to the elimination of the monthly licensing fee in September 2004, as noted above.

      o Other research and development expenses are comprised of personnel costs, travel and direct overhead for development and demonstration production. Other research and development expenses decreased approximately $0.1 million to approximately $0.01 million from approximately $0.2 million for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, respectively. The reduction was due to the outsourcing of technical personnel and the outsourcing of technical support activities during 2004.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses are comprised of personnel costs, travel and direct overhead for marketing, finance and administration. Total general and administrative expenses decreased by approximately $0.14 million to approximately $1.13 million from approximately $1.17 million for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, respectively. The largest reductions were in legal, business insurance, currency translation losses, and personnel costs (approximately $0.3 million). These reductions were partially offset by an accrual for potential damages related to a legal settlement.

INTEREST EXPENSE. Interest expense is comprised of related party interest expense and other interest expense.

      o Related party interest expense decreased by approximately $0.13 million to $0 from approximately $0.13 million for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. In 2004, related party interest expense included interest accrued on outstanding loans made to the Company by EKI under the Loan Agreement (see "Related Party Transactions"), accretion of the discount related to the warrants issued to EKI in conjunction with the March 2003 financing transactions, plus accrued interest payable on amounts owed to EKI for monthly licensing fees that were not paid in accordance with the terms of the subordination agreements entered into in connection with the 2006 Debentures ("see Related Party Transactions").

            In the fourth quarter of 2004, all of the EKI loans and accrued but unpaid interest were converted into common stock of the Company, as were the unpaid licensing fees under the Biotec License Agreement. Also in the fourth quarter of 2004, the March 2006 debentures were retired, so the accretion of the discount related to the warrants issued to EKI have been written off. Therefore, there was no related party interest expense for these items in the first quarter of 2005.

      o Other interest expense decreased by approximately $0.19 million to approximately $0.02 million from approximately $0.21 million for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, respectively. Other interest expense in 2004 was primarily composed of accretion of the discount and interest accrued on the 2006 Debentures. However, in the fourth quarter of 2004 the Company settled with the remaining holders of the March
            2006 Debentures and the all of the outstanding debentures were retired. Therefore, there will be no other interest expense for the 2006 Debentures subsequent to December 31, 2004.

OTHER INCOME. Other income increased by approximately seven thousand dollars for the three months ended March 31, 2005, compared to $0 for the three months ended March 31, 2004. This other income was the result of a gain on the sale of certain minor pieces of equipment which had previously been scrapped and consigned to an equipment dealer.

LIQUIDITY AND CAPITAL RESOURCES AT MARCH 31, 2005

Cash Flow. The Company's principal use of cash for the three months ended March 31, 2005 was to fund operations. Net cash used in operations was approximately $0.8 million for the three months ended March 31, 2005, compared to $1.2 million for the three months ended March 31, 2004. As of March 31, 2005 the Company had cash and cash equivalents totaling approximately $0.3 million and a working capital deficit of approximately $8.4 million. These factors, along with others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Capital Requirements. The Company made no capital expenditures during the three months ended March 31, 2005, and the Company does not expect to make significant capital expenditures in the year 2004.

Sources of Capital. In March 2005, the Company entered into a promissory note and Security Agreement with Cornell Capital Partners, LP ("Cornell Capital Partners"). Pursuant to the Security Agreement, the Company shall issue promissory notes to Cornell Capital Partners in the original principal amount of $2.5 million. The $2.5 million will be disbursed as follows: $1,150,000 was disbursed on March 28, 2005. The remaining $1,350,000 will be issued in a second closing, expected to occur during the 2nd quarter of 2005, after the filing of a registration statement related to the Standby Equity Distribution Agreement, described below. The promissory notes are secured by the assets of the Company and shares of stock of another entity pledged by an affiliate of that entity. The promissory notes have a one-year term and accrue interest at 12% per year.

Also in March 2005, EarthShell entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay the Company 98% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. The price paid by Cornell Capital Partners for the Company's stock shall be determined as of the date of each individual request for an advance under the Standby Equity Distribution
Agreement. Cornell Capital Partners will also retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partners' obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company's registration statement for shares of common stock sold under the Standby Equity Distribution Agreement being declared effective by the Securities and Exchange Commission and is limited to $500,000 per weekly advance.

The Company also expects to generate cash in the remaining part of 2005 through technology fees and royalty payments from licensees and through the issuance of debt or equity securities. During 2004, the Company entered into license agreements for which it received a total of $1.5 million cash in technology fees. The Company expects to receive additional technology fees in connection with the granting of additional new licenses during the year. In addition, the Company expects to begin generating royalty revenues later in the year.

The Company believes that the cash from licensing activities, combined with the above described borrowing will be sufficient to fund its operations through the year ending December 31, 2005. If the Company is not successful at generating technology fees or royalty revenues during the year, the Company may have to raise additional funds to meet its current obligations and to cover operating expenses. If the Company is not successful in raising additional capital it may not be able to continue as a going concern for a reasonable period of time. Management plans to address this need by raising cash through either the issuance of debt or equity securities, including the issuance of common stock pursuant to the Standby Equity Distribution Agreement. However, the Company cannot assure that it will receive any royalty payments in 2005, that additional financing will be available to it, or, if available, that the terms will be satisfactory. Management will also continue in its efforts to reduce expenses, but can not assure that it will be able to reduce expenses below current levels.

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

The Company is exposed to interest rate risk on its fixed rate long-term working capital loans. As of March 31, 2005, the principal amount of these long-term fixed rate debt obligations totaled approximately $1.15 million. The working capital loans bear interest at a fixed rate of 12% per annum. While generally an increase in market interest rates will decrease the value of this debt, and decreases in rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of the substantial majority of this debt as there is no active public market for this debt.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report on Form 10-Q (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are not effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and
(ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In arriving at this determination, the Company's Chief Executive Officer and Chief Financial Officer noted, in particular, that during the fourth quarter of 2004, the Company's Controller resigned (and has not been replaced to date) leaving the Company without a sufficient number of accounting personnel. As a result, the Company has had some difficulty accumulating and processing material information and disclosing that information to the public in the time periods required by the SEC's rules. The Company has been addressing this issue by conducting an active and ongoing search for additional accounting personnel, including a Controller to replace the Company's former Controller.

Changes in internal control over financial reporting. No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, as disclosed in Amendment No. 2 to the Company's Annual Report on Form 10-K filed with the SEC on May 3, 2005, the Company's assessment of its internal control over financial reporting identified three material weaknesses. The Company has been addressing two of the material weaknesses identified and disclosed in the Company's Form 10-K/A by conducting an active and ongoing search for additional accounting personnel, including a Controller to replace the Company's former Controller. The Company believes that this correction did not amount to a material change in the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS

The following documents are filed as a part of this report:

 Exhibit
 Number     Description
 -------    -----------

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

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 16, 2005.


May 16, 2005                                   EARTHSHELL CORPORATION


                                               By: /s/ D. Scott Houston
                                                   ---------------------------
                                               Name:   D. Scott Houston,
                                               Title:  Chief Financial Officer