Form 10-K/A
period 2004-12-31
EARTHSHELL CORP
filed 2005-06-09
CIK 911801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 3

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

The number of shares outstanding of the Registrant's Common Stock as of June 8, 2005 was 18,435,452.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                          ANNUAL REPORT ON FORM 10-K/A

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
ITEM 6.    SELECTED FINANCIAL DATA..................................................... 11
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS.................................................................. 11
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................. 25
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................. 26
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE.................................................................. 26
ITEM 9A.   CONTROLS AND PROCEDURES..................................................... 26
ITEM 9B.   OTHER INFORMATION........................................................... 26

                                         PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................... 27
ITEM 11.   EXECUTIVE COMPENSATION...................................................... 29
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
           STOCKHOLDER MATTERS......................................................... 32
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................. 33
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES...................................... 33

                                         PART IV
ITEM 15.   EXHIBITS,  FINANCIAL STATEMENTS AND SCHEDULES............................... 34

                                EXPLANATORY NOTE

EarthShell Corporation (the "Company") is filing this Amendment No. 3 on Form 10-K/A (this "Amendment") to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 to make certain corrections to the Company's Form 10-K filed with the Securities and Exchange Commission on April 4, 2005, as it has been subsequently amended, as follows and to restate the 10-K, as amended.

o Amendment No. 2 has been incorporated into the text of this 10-K/A along with conforming updates to Item 1, Certain Risk Factors and Item 9A, Controls and Proceedures to facilitate publication of the Annual Report.

o In Item 1, Relationship with and Reliance on EKI, disclosure relating to the issuance of a warrant to EKI for 1,000,000 shares and that issuance of 44,387 additional shares in May 2005 was added, as well as minor editing for clarity. This disclosure also appears in Item 7, MD&A, Liquidity and Capital Resources and Subsequent Events.

o In Item 6, the table entitled "Selected Financial Data" has been adjusted for clarity and consistency in presentation of liabilities from year to year.

o In Item 7, Management's Discussion and Analysis, certain redundant paragraphs comparing the year ended December 31, 2003 to the year ended December 31, 2002 were eliminated in order to conform the text to the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the section titled Luquidity and Capital Resources, the table titled Contractual Obligations, a line item has been added to clarify the Payable to Related Party as a short term obligation.

o     Disclosure under Items 10-14 of Part III was added.

o On the Company's Conslidated Balance Sheet, adjustments were made to the long term liabilities headings to more properly compare 2003 to 2004 results.

o In the Notes to the Company's Consolidated Financial Statements a correction was made to the note entitled "Stock Options" to correct the size of the pool of options reserved for issuance. A sentence was added to the note entitled "Stock Warrants" to clarify the number of warrants outstanding and to correct a typographical error in a warrant expiration date. A heading was added to the table now entitled "Quarterly Financial Data (Unaudited)".

o References to the Company's Proxy Statement were updated to reflect the anticipated meeting date of July 21, 2005.



As used herein, the terms "EarthShell" and the "Company" shall mean EarthShell Corporation unless the context otherwise indicates and the term "Proxy Statement" shall mean the Proxy Statement for the Company's 2005 Annual Meeting of Stockholders to be held on July 21, 2005.

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

The Company's strategy includes licensing the EarthShell technology to, or joint venturing with, strategically selected manufacturing or operating partners for the manufacture, marketing, distribution and sale of EarthShell Packaging. During 2004, the company terminated its license agreements with Sweetheart/Solo and with Huhtamaki as those relationships had not progressed as planned. The Company entered into three new license agreements -- with Meridian Business Solutions ("MBS") for the U.S. market, another with EarthShell Hidalgo S.A. de C.V. ("ESH") for a segment of the Mexican market, and with Hood Packaging ("Hood") to be the exclusive manufacturer of EarthShell food wraps for the North American market. The Company is seeking additional qualified licensees and will provide each of its licensees with technical and ongoing support to facilitate the application of the EarthShell technology, further refine the manufacturing processes and reduce production costs. The Company will monitor product quality at licensee operations.

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

                            Licensing Business Model

The licensing business model enables the Company to concentrate on the continuing development of quality food service packaging products with reduced impact on the environment. This approach contemplates that manufacturing, marketing, distribution and sale of EarthShell Packaging will be the responsibility of the Company's manufacturing licensees. EarthShell believes that its licensing business model will enable it to generate a sustainable royalty revenue stream. Beyond the revenue opportunities, the Company believes the licensing business model has positive implications for the Company's cost structure. As the Company has moved from product and process development toward the product commercialization phase and has reduced its investment in demonstration manufacturing operations, it has been able to significantly reduce monthly operating costs and reposition itself to take advantage of the operating leverage provided by the licensing model.

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

             Strategic Manufacturing and Distribution Relationships

The Company believes that it has demonstrated that the performance of EarthShell plates, bowls and hinged-lid containers is commercially competitive and that there is a customer base that is willing to buy them. The critical task for 2005 is the installation and start-up of commercial manufacturing capacity by the Company's licensees to supply EarthShell products to the marketplace. The Company's current licensees are committing capital to purchase equipment to provide EarthShell Packaging products or otherwise develop the EarthShell products or production capacity. The Company intends to proliferate the use of EarthShell Packaging in the U.S. and international markets through agreements with additional licensed partners.

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

In addition, on July 29, 2002 the Company entered into a License & Information Transfer Agreement with bio-tec Biologische Naturverpackungen GmbH & Co. KG and bio-tec Biologische Naturverpackungen Forschungs und Entwicklungs GmbH, together known as "Biotec", a wholly owned subsidiary of EKI, to utilize the Biotec technology for foodservice disposable packaging applications, including food wraps and cutlery (the "Biotec Agreement"). EKI had previously granted to the Company priority rights to license certain product applications on an exclusive basis from Biotec in consideration for the Company's payment of a $100,000 minimum monthly payment to Biotec. In addition, in consideration of the monthly payment, Biotec agreed to render technical services to the Company at Biotec's cost plus 5%. The licensing fee and services arrangements were continued in the Biotec Agreement. Under the terms of the Biotec Agreement, Biotec is entitled to receive 25% of any royalties or other consideration that the Company receives in connection with the sale of products utilizing the Biotec technology, after applying a credit for all minimum monthly payments received to date. In connection with the issuance of EarthShell's 2006 Convertible Debentures, Biotec agreed to subordinate the licensee fee payments due from EarthShell until the debentures were retired. During this period, the license fees due to Biotec were accrued. In September of 2004, as part of an overall restructuring of its debt, EarthShell and Biotec entered into an agreement to convert $1.475 million of the $2.475 million of accrued license fees as of September 1, 2004, plus accrued interest into 491,778 shares of EarthShell common stock and to eliminate, for two years, the $100,000 per month minimum license fee. In December of 2004, the agreement was amended and EarthShell paid to Biotec $125,000, leaving a balance owing of $875,000. (See MD&A Liquidity and Capital Resources)

During 2002 and January 2003, EKI made a series of loans to the Company totaling approximately $5.8 million. In connection with the issuance and sale in March 2003 of the Company's 2% secured convertible debentures due in 2006 (the "2006 Debentures") to a group of institutional investors, EKI agreed to subordinate the repayment of these loans to the payment in full of the Company's obligations under the 2006 Debentures. In addition, EKI and Biotec agreed to subordinate certain payments referenced above to which they were otherwise entitled under the License Agreement and the Biotec Agreement to the satisfaction in full of the Company's obligations under the 2006 Debentures. They further agreed not to assert any claims against the Company for breaches of the License Agreement or the Biotec Agreement until such time as the Company's obligations under the 2006 Debentures were satisfied in full. EKI and Biotec also agreed to allow the Company to pledge its interest in the License Agreement to secure its obligations under the 2006 Debentures, and certain additional concessions were made by EKI and Biotec to permit the Company greater flexibility in selling its rights under the License Agreement and the Biotec Agreement to third parties in an insolvency context. (These rights terminated upon the satisfaction in full of the obligations under the 2006 Debentures in October of 2004.) In consideration for its willingness to subordinate the payments and advances that were owed to it, the Company issued to EKI in March 2003 a warrant to acquire 83,333 shares of the Company's common stock at a price of $6.00 per share with a ten year term.

In October 2004, in connection with the settlement of the March 2006 Debentures, EKI converted all of its outstanding loans to EarthShell ($2,755,000) into unregistered common stock at $3 per share and $532,644 of accumulated interest at $4 per share for a total of 1,051,494 shares received by EKI. As of December 31, 2004, the loans from EKI to EarthShell had all been retired. In May of 2005, an additional 44,387 shares were issued to EKI pursuant to a 90 day price protection clause, which provided for an adjustment in the effective conversion price of the interest portions of the EKI loans from $4 per share to $3 per share.

In May of 2005, the Company granted a warrant to EKI to purchase one million shares of the Company's common stock at $3 per share in consideration of EKI's continued support of the Company since its inception, including providing bridge loans at below market terms from time to time. The warrant expires in May of 2015.

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

As of December 31, 2004, the Company had reported operating revenues of $.1 million and aggregate net losses of approximately $7.3 million for the year. Although the Company hopes to achieve break-even cash flow by the end of the year, the Company does not expect to operate profitably during fiscal year 2005. Although the Company is actively seeking third party financing to meet its operating and capital needs, there is no assurance that additional funding will be available to the Company, and, even if it is available, such financing may be
(i) extremely costly, (ii) dilutive to existing stockholders and/or (iii) restrictive to the Company's ongoing operations. If additional financing cannot be obtained, the Company would have to cease business operations. Management plans to address the Company's current financing needs, in part, by raising cash through either the sale of licenses, the generation of royalty revenues or the issuance of debt or equity securities. In addition, the Company expects cash to be generated during fiscal year 2005 through royalty payments from licensees. However, the Company cannot assure that additional financing will be available to it, or if available, that the terms will be satisfactory, that it will receive any royalty payments in 2005. Management will also continue to in its efforts to reduce expenses, but cannot assure that it will be able to reduce expenses sufficiently in order to continue its business operations.

Management has identified the following material weaknesses in the Company's internal controls over financial reporting:

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

Additionally, at the conclusion of our independent auditor's examination of the Company's internal control over financial reporting, our independent auditor noted several other areas of operations which could be improved, although our auditors did not believe these items constituted material weaknesses. The Company's management is currently taking steps to address these material weaknesses. However, the Company cannot assure that management will be able to timely correct such weaknesses nor be able to correct them at all. Accordingly, Management cannot provide reasonable assurance that the Company's financial reporting and the preparation of its financial statements conform to generally accepted accounting principles.

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

As disclosed in Item 9A of this Annual Report on Form 10-K/A, as permitted by the SEC, the Company filed Management's Annual Report on Internal Control Over Financial Reporting and the related report of its independent registered public accounting firm by amendment to this Annual Report on Form 10-K within 45 days after the date the Annual Report on Form 10-K was required to be filed. This report on Internal Control Over Financial Reporting and the related report of the Company's independent auditor disclosed certain material weaknesses in internal control over financial reporting. While the Company is working to remedy the material weaknesses reported, the determination that the Company has failed to achieve and maintain an effective system of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and the SEC's related rules could have a material adverse effect on our business and stock price.

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

ITEM 2. PROPERTIES

In November 2004, the Company relocated its offices to its current location at 3916 State Street in Santa Barbara, California. The office space is shared with EKI under a month to month sublease. The Company's monthly lease payment for approximately 2,000 square feet of office space and is approximately $4,000. In addition, the Company leases 3,353 square feet of office space in Lutherville, Maryland, on a month to month basis. The Company's monthly lease payment with respect to this space is $5,780.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the Company's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K/A.

                             Selected Financial Data

                      (in thousands, except per share data)

                                                  For the Year Ended December 31
                                   -------------------------------------------------------------
                                     2004         2003         2002         2001         2000
                                   ---------    ---------    ---------    ---------    ---------
Statement of Operations Data
Revenues .......................   $     138           --           --           --           --
Research and development
  expenses .....................       1,170    $   9,547    $  26,890    $  47,148    $  37,265
General and administrative
  expenses .....................       3,749        5,786        9,590        9,634        6,843
Depreciation and amortization ..          42          380        3,099        5,874        5,704
Gain on sale of property and
  equipment ....................        (168)        (452)        (441)          --           --
Interest expense (income), net .       1,068        1,791          132         (356)      (1,264)
Related party patent expenses ..          --           --           --           --          362
Debenture conversion cost ......          --          166          321           --           --
Net loss .......................       7,257       18,517       39,591       62,302       48,912
Average shares outstanding .....      15,047       13,267       11,277        9,353        8,452
Balance Sheet Data
Cash and cash equivalents ......   $     272    $   1,902    $     111    $     828    $   7,792
Working capital (deficit) ......      (7,289)      (9,438)      (8,315)      (6,941)       2,107
Total assets ...................         483        2,287       18,024       19,886       48,474
Total long-term obligations ....       1,475        4,408           --           --           --
Deficit accumulated during
  development stage ............    (321,607)    (314,351)    (295,834)    (256,243)    (193,941)
Stockholders' equity (deficit) .      (8,755)     (12,269)      (3,473)      11,536       42,296
Shares outstanding .............      18,235       14,129       12,055        9,860        8,709
Per Common Share

Basic and diluted loss per share   $    0.48    $    1.40    $    3.51    $    6.66    $    5.79

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Selected Financial Data and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K/A. Such consolidated financial statements and information have been prepared to reflect the Company's operations for the three years ended December 31, 2004 and the assets and liabilities of the Company as of December 31, 2004 and 2003.

Information in this Annual Report on Form 10-K/A including but not limited to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial results to differ from those anticipated by management that are described herein. Factors influencing the Company's operating performance and financial results include, but are not limited to, changes in the general economy, the availability of financing, governmental regulations concerning, but not limited to, environmental issues, and other risks and unforeseen circumstances affecting the Company's business which may be discussed elsewhere in this Annual Report on Form 10-K/A.

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

Contractual Obligations. The following table summarizes the Company's known obligations to make future payments pursuant to certain contracts as of December 31, 2004, as well as an estimate of the timing in which these obligations are expected to be satisfied:

                                           Payments due by period (in thousands)
                                           ------------------------------------
Contractual Obligations                                  Less than      1-3
                                               Total       1 year      years
                                           ------------------------------------
Long-term debt - principal payments only
Capital leases                                     --         --         --
Operating leases                                   --         --         --
Payable to Related Party                       $  875     $  875         --
Other long-term liability                      $  726     $  314       $412
                                               ------     ------       ----

Totals                                         $1,601     $1,189       $412
                                               ======     ======       ====

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

Receipt of Proceeds from Sale of Common Stock to MBS. On August 5, 2004, EarthShell and Meridian Business Solutions, LLC ("MBS") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which MBS agreed to fund $5 million to EarthShell in exchange for EarthShell's issuance of a total of 1,666,666 shares of common stock at a price of $3.00 per share. On August 20, 2004, EarthShell received $500,000 from MBS, for which the Company issued 166,666 shares of its common stock to MBS. On October 1, 2004, EarthShell received an additional $1.2 million of the $5 million committed by MBS, and the Company issued 400,000 shares of its common stock to MBS. On October 11, 2004, MBS purchased an additional 333,333 shares for which it had paid $.5 million as of December 31, 2004 and $.5 million was still due. Subsequent to December 31, 2004, MBS paid an additional $25,000 leaving the balance due at March 31, 2005 of $.475 million. The shares of common stock issued to MBS are not registered for resale under the Securities Act of 1933, as amended (the "Securities Act"), and the Company has agreed to file a registration statement to register the shares within 60 days of a request by MBS. The cash received from MBS was used, in part, to fund the repurchase of the 2006 Debentures(as defined below) and to restructure the Company's long-term debt.

EKI Agreements. In connection with its purchase of the 2006 Debentures from the Holders, on September 30, 2004, EKI entered into an agreement with EarthShell to sell the 2006 Debentures it purchased back to the Company for $1 million cash, the cash price paid by EKI for the purchased 2006 Debentures (the "EKI Debenture Purchase Agreement"). In connection therewith, immediately after its acquisition, EKI sold the purchased 2006 Debentures to the Company and, as discussed above, the Company retired the 2006 Debentures shortly thereafter. In addition, on September 30, 2004, the Company and EKI agreed to convert certain existing loans from EKI to the Company into shares of EarthShell's common stock (the "EKI Conversion Agreement"). This transaction closed after the closing of the Debenture Transactions and, pursuant to the EKI Conversion Agreement, EKI converted the $2,755,000 principal amount of such debt into shares of EarthShell's common stock at a conversion price of $3 per share. In addition, under the terms of the EKI Conversion Agreement, EKI converted the accrued and unpaid interest on such loans into shares of EarthShell's common stock at a conversion price equal to the greater of (i) $3 per share, and (ii) the maximum per share price (not to exceed $4 per share) obtained by the Company upon the sale of its common stock to any investor during the three month period following the closing. In May of 2005, an additional 44,387 shares were issued to EKI pursuant to a 90 day price protection clause, which provided for an adjustment in the effective conversion price of the interest portions of the EKI loans from $4 per share to $3 per share. The 1,051,494 shares of common stock issued to EKI as a result of this conversion agreement will not be registered for resale under the Securities Act.

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

Because this registration statement was not filed as planned, in December 2004 the Company became obligated on the direct financial obligation described above. In light of the Company's current liquidity and financial position any such claim could have a negative effect on the Company. While none of the holders of registrable securities have made a formal claim for liquidated damages to date, there can be no assurance that such holders will not do so in the future. The Company plans to file an appropriate registration statement as soon as practical following the filing of this Annual Report on Form 10-K/A.

During 2002 and 2003, the Company's largest shareholder, EKI, made various simple interest working capital loans to the Company. These loans were interest bearing at a rate of 7% or 10% per annum, and were payable on demand. As of December 31, 2003, the outstanding principal balance of these loans was $2,755,000. In connection with the sale of the March 2006 Debentures, subordinated the payments and advances that were owed to it, and in consideration, the Company issued to EKI a warrant in March 2003, expiring in ten years, to acquire 83,333 shares of the Company's common stock for $6.00 per share. As disclosed above, as part of the settlement of the March 2006 Debentures in October of 2004, EKI agreed to convert all of its outstanding loans to EarthShell ($2,755,000) into unregistered common stock at $3 per share and $532,644 of accumulated interest into unregistered common stock at $4 per share for a total of 1,051,494 shares received by EKI. As of December 31, 2004, the loans from EKI were paid in full.

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

                               Subsequent Events

Subsequent to December 31, 2004, on March 23, 2005, the Company entered into a Security Agreement with Cornell Capital Partners, LP. Pursuant to the Security Agreement, the Company shall issue promissory notes to Cornell Capital Partners, LP in the original principal amount of $2,500,000. The $2,500,000 was disbursed as follows: $1,150,000 on March 28, 2005 and $1,350,000 on May 27, 2005. The
promissory notes are secured by the assets of the Company and shares of stock of another entity pledged by an affiliate of that entity. The promissory notes have a one-year term and accrue interest at 12% per year.

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

In May of 2005, an additional 44,387 shares were issued to EKI pursuant to a 90 day price protection clause, which provided for an adjustment in the effective conversion price of the interest portions of the EKI loans from $4 per share to $3 per share.

In May of 2005, the Company granted a warrant to EKI to purchase one million shares of the Company's common stock at $3 per share in consideration of EKI's continued support of the Company since its inception, including providing bridge loans at below market terms from time to time. The warrant expires in May of 2015.

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

(b) Changes in Internal Control Over Financial Reporting. During the Company's fiscal quarter ended December 31, 2004, other than the departure of the Company's former Controller (described in Management's Report on Internal Control Over Financial Reporting on page 21) no changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, as permitted under Release No. 50754 dated November 30, 2004, the Company has included management's annual report on internal control over financial reporting and the related attestation report of the Company's registered public accounting firm in this Amendment to the Company's annual report on Form 10-K/A. See "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" and Management's Report on Internal Control Over Financial Reporting on pages 23 and 21, respectively.

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

Because this registration statement was not filed, in December 2006 the Company became obligated on the direct financial obligation described above. In light of the Company's current liquidity and financial position any such claim could have a negative effect on the Company. While none of the holders of registrable securities have made a formal claim for liquidated damages to date, there can be no assurance that such holders will not do so in the future. The Company plans to file an appropriate registration statement as soon as practical following the filing of this Annual Report on Form 10-K/A.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

      The Board of Directors of the Company is currently comprised of six members. All directors are elected each year at the annual meeting of stockholders. The following table sets forth the name and age of each director nominated for reelection at this year's annual meeting of shareholders, the year the director was first elected and his or her position with the Company:

Name                         Age        Position                                                       Director Since
----                         ---        --------                                                       --------------
Essam Khashoggi..........    65         Chairman of the Board                                          1992
Simon K. Hodson..........    50         Vice Chairman of the Board and Chief Executive Officer         1992
John Daoud...............    69         Director                                                       1992
Layla Khashoggi..........    47         Director                                                       1992
Hamlin M. Jennings.......    57         Director                                                       2003
Walker Rast..............    69         Director                                                       2003

----------------------------------------

The following is a biographical summary of the experience of each of the directors.

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

      Simon K. Hodson has served as Vice Chairman of the Board and Chief Executive Officer of the Company since its organization in November 1992. Additionally, Mr. Hodson served as President of the Company from May 1999 until May 2002, and previously from December 1995 until May 1996. Mr. Hodson also serves as President and Vice Chairman of EKI and its predecessor entity since their organization in October 1997 and June 1991, respectively, and as President and Vice Chairman of Concrete Technology Corporation ("CTC") since August 1987. Mr. Hodson was President of National Cement & Ceramics Laboratories, Inc., a company previously engaged in materials science research, from June 1990 through 1995. He is a co-inventor of a number of U.S. and foreign patented inventions, all belonging to EKI.

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

      Walker Rast has served as a Director of the Company since September 2003, when he was appointed to fill the vacancy created by the resignation of Mr. Bert Moyer from the Board in August 2003. Mr. Rast is currently a business consultant and a member of the Educational Foundation Board of the University of South Carolina and a member of the Advisory Board of the College of Engineering and Information Technology. From 1987 to 1994, Mr. Rast was a member of the Executive Board of Directors of Royal Packaging Industries Van Leer, a worldwide packaging company based in the Netherlands. From 1979 to 1987, Mr. Rast was President of Keyes Fibre Company (now known as The Chinet Company), first an operating group of Arcata Corporation and then of Royal Packaging Industries Van Leer. Mr. Rast held various executive positions with Arcata Corporation for over ten years, and was previously with U.S. Gypsum Corporation for over ten years.

Executive Officers

      The following table sets forth the names, ages and positions of each of the Company's executive officers. Subject to rights under any employment agreements, officers of the Company serve at the pleasure of the Board of Directors.

Name                            Age     Position                                                     Officer Since
----                            ---     --------                                                     -------------
Simon K. Hodson..........       50      Vice Chairman of the Board and Chief Executive Officer           1992
D. Scott Houston.........       50      Chief Financial Officer and Secretary                            1993
Vincent J. Truant               57      President and Chief Operating Officer                            1998

----------------------------------------

     The following is a biographical summary of the experience of each of the executive officers. For a biographical summary of the experience of Mr. Hodson, kindly refer to the summaries of Directors' experience provided above:

     Vincent J. Truant has served as the Company's President and Chief Operating Officer since May 15, 2002. From March 2001 to May 2002, Mr. Truant served as Senior Vice President and Chief Marketing Officer. From October 1999 to March 2001, and from March 1999 to October 1999, respectively, he served as Senior Vice President and as Vice President of Marketing, Environmental Affairs and Public Relations, and from April 1998 to March 1999 as Vice President of Marketing and Sales. During a prior 15-year tenure at Sweetheart Cup Company ("Sweetheart"), Mr. Truant served as Vice President and General Manager for the National Accounts Group and the McDonald's Corporation Strategic Business Units. Before joining Sweetheart, Mr. Truant was engaged in both domestic and international marketing assignments for Philip Morris Inc. and its subsidiary, Miller Brewing Company, as well as Eli Lilly & Company.

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

     The Company has an audit committee comprised of three independent Directors. With the resignation of Mr. Roland from the Board and as chairman of the Audit Committee in February of 2005, the Company's Audit Committee currently has one vacancy. The committee is currently comprised of Dr. Hamlin Jennings and Mr. Walker Rast, each of whom are independent directors, and neither of whom have been determined by the Board to be audit committee financial experts. The Company expects that a new independent board member who also qualifies as an audit committee financial expert will be elected at the Company's next annual meeting of stockholders in July 2005, and that this individual will serve as Chairman of the Audit Committee.

Code of Ethics

     The Company has adopted a Code of Ethics that applies to all Directors, officers and employees, including the chief executive officer, chief financial officer and principal accounting officer of the Company. The Company has posted its Code of Ethics on its website at www.earthshell.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to an element enumerated in Item 406(b) of Regulation S-K by posting such information on its website.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth certain information with respect to the compensation of the Named Executive Officers. The "Named Executive Officers" include, (i) the Company's Chief Executive Officer (ii) the Company's executive officers as of December 31, 2004 (iii) two additional individuals who were not executive officers as of the year ended December 31, 2004. The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts during the periods set forth below.

                           Summary Compensation Table

                                                                                    Long Term Compensation
                                                      Annual Compensation                   Awards
                                             ------------------------------------- ------------------------
                               Fiscal year                          Other Annual         Securities
         Name and                 Ended                    Bonus    Compensation         Underlying
    Principal Position         December 31    Salary ($)*   ($)          ($)             Options (#)
Simon K. Hodson                   2004        $500,000(2)  $ --        2,750(1)            400,000
   Vice Chairman of the Board     2003         500,000       --        2,250(1)             41,667
   and Chief Executive Officer    2002         500,000       --        2,500(1)             41,667

Vincent J. Truant                 2004         350,000       --        2,625(1)             50,000
   President and Chief            2003         350,000       --        3,063(1)             20,833
   Operating Officer              2002         321,875(3)    --        2,844(1)             29,167

D. Scott Houston (4)              2004         327,200       --        3,590(1)             50,000
   Chief Financial Officer        2003         327,200       --        2,454(1)             20,833
   and Secretary                  2002         327,200       --        2,419(1)             26,667

John B. Nevling (5)               2004         116,363       --        2,677(1)             50,000(6)
   V.P. Product Management        2003         104,565       --        3,135(1)                 --
   and Environmental Affairs      2002         101,000       --        3,030(1)                 --

Michael P. Hawks (7)              2004         110,000       --           --                35,000(9)
   Principal Accounting Officer   2003          60,849(8)    --           --                 4,167(9)
                                  2002              --       --           --                    --

----------------------------
*The Company provides various perquisites to its executives which, in accordance with SEC regulations, are not itemized because their value is less than 10% of the executive's salary.

(1)   Reflects payments under the Company's 401(k) plan.

(2) Includes $141,667 deferred salary. (See Employment Agreements and Arrangements)

(3) Reflects a mid-year salary adjustment effective May 16, 2002 as a result of Mr. Truant becoming President of the Company on that date. Mr. Truant's current salary is $350,000.

(4) Includes $142,222 deferred salary in 2004 and $7,200 in car allowance payments made to Mr. Houston in 2002, 2003, and 2004.

(5) Mr. Nevling is not and was not as of December 31, 2004 an executive officer of the Company. Mr. Nevling resigned from his position with the Company March 2005.

(6)   Options expired April 24, 2004 due to Mr. Nevling's resignation.

(7)   Mr. Hawks resigned from his position with the Company in October 2004.

(8) Mr. Hawks was a temporary employee through an agency through June 30, 2003. In addition to Mr. Hawks' salary for the remainder of 2003, the Company paid the agency $68,547 in fees for his services from January 1 - June 30, 2003.

(9) Options were not exercisable at December 31, 2004 due to Mr. Hawks resignation.

Stock Option Grants in 2004

      The following table sets forth information with respect to options to purchase shares of the Company's Common Stock granted in 2004 to the Named Executive Officers:

                                                                                       Potential Realizable Value at
                                                                                           Assumed Rates of Stock
                                                 Individual Grants                    Appreciation for Option Term (1)
                                -------------------------------------------------     --------------------------------
                                Number of     % of Total
                                 Shares        Options
                               Underlying     Granted to     Exercise
          Name and               Options      Employees        Price     Expiration
     Principal Position         Granted (2)     in 2004     (per share)      Date            5%             10%
     ------------------         -----------     -------     -----------      ----            --             ---
Simon K. Hodson.............    400,000          52.5%         $0.75      6/25/2014      $488,668         $778,123
      Vice Chairman of the
      Board and Chief
      Executive Officer

Vincent J. Truant...........     50,000           6.6%         $0.75      6/25/2014       $61,084         $ 97,265
      President and Chief
      Operating Officer

D. Scott Houston............     50,000(3)        6.6%         $0.75      6/25/2014       $61,084         $ 97,265
      Chief Financial Officer
      and Secretary

John Nevling................     50,000           6.6%         $0.75      6/25/2014       $61,084         $ 97,265
      Vice President of Product
      Management and
      Environmental Affairs

Michael Hawks...............     35,000           4.6%         $0.75      6/25/2014       $42,758         $ 68,086
      Principal Accounting
      Officer

--------------------

(1) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. In each case, the Company would use the market price of the Common Stock on the date of grant to compute the potential realizable values.

(2) Except for Mr. Houston, the options granted to executives in 2004 become vested and exercisable upon the completion by the Company of certain key milestones, including 1) that EarthShell plates and bowls are supplied by a licensee to a customer at a level equivalent to 1,500 Wal Mart stores for a consecutive period of no less than three months, and 2) the product supply economics must be consistent with the License Agreement between EarthShell and the Licensee including royalty structure.

(3) The options granted to Mr. Houston become vested and exercisable upon 1) resolution of all past due payables for not more than $800,000, 2) a resolution of all pending litigation related to payables, and 3) successful proxy solicitation for the re-scheduled Annual Meeting on July 26, 2004.

Aggregated Option Exercises In 2004 and 2004 Year End Option Values

      The following table sets forth for the Named Executive Officers information with respect to options exercised, unexercised options and year-end option values, in each case with respect to options to purchase shares of the Company's Common Stock.

                                                                   Number of Securities
                                                                  Underlying Unexercised        Value of Unexercised
                                                                    Options at Fiscal          In-The-Money Options at
                                     Shares                           Year End 2004            Fiscal Year End 2004 (1)
         Name and                  Acquired on       Value       --------------------------   --------------------------
      Principal Position            Exercise       Realized      Unexercisable  Exercisable   Unexercisable  Exercisable
      ------------------            --------       --------      -------------  -----------   -------------  -----------
Simon K. Hodson.............           --              --           483,334           --          $680,000        --
      Vice Chairman of the
      Board and Chief
      Executive Officer

Vincent J. Truant...........           --              --           100,000        32,917           85,000        --
      President and Chief
      Operating Officer

D. Scott Houston............           --              --            97,500        42,037           85,000        --
      Chief Financial Officer
      and Secretary

John Nevling................           --              --            50,000         2,916           85,000        --
      Vice President of Product
      Management and
      Environmental Affairs

Michael Hawks...............           --              --                --            --               --        --
      Principal Accounting
      Officer

------------------------
(1) The market price of the Company's common stock at December 31, 2004 was $2.45.

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

       In April 2004, based on the financial condition of the Company, the Board of Directors unanimously agreed to defer the payment of the Director fees discussed above until such time as the financial condition of the Company improves. As of March 31, 2005, the Company had accrued approximately $140,000 in Director's fees payable.

Employment Agreements and Arrangements

      Simon Hodson currently does not have a written employment agreement with the Company. His previous employment agreement expired on September 30, 2001. Mr. Hodson receives an annual salary of $500,000, subject to annual review and increase at the discretion of the Board of Directors. He may also be entitled to receive (i) an annual bonus, the amount of which is determined by the Compensation Committee, and (ii) options or other rights to acquire Common Stock, under terms and conditions determined by the Stock Option Committee. Mr. Hodson may be terminated at any time with or without cause. In order to conserve cash until the Company is able to establish its royalty revenue stream, Mr. Hodson agreed to a 40% deferral of base salary effective April 16, 2004 resulting in the deferral of $141,667 for the year ended December 31, 2004.

      D. Scott Houston entered into a written employment agreement with the Company on October 19, 1993. Mr. Houston receives an annual salary of $320,000, subject to annual review and increase at the discretion of the Board of Directors. He may also be entitled to receive (i) an annual bonus, the amount of which is determined by the Compensation Committee, and (ii) options or other rights to acquire the Common Stock, under terms and conditions determined by the Stock Option Committee. Mr. Houston may be terminated at any time, with or without cause, upon thirty (30) days notice. In order to conserve cash until the Company is able to establish its royalty revenue stream, Mr. Houston voluntarily agreed to a 75% deferral of base salary resulting in cash compensation of $80,000 per year effective April 16, 2004. As of October 16, 2004, the cash portion of Mr. Houston's salary was adjustable to $213,333 per year. Total deferred compensation for the year ended December 31, 2004 was $142,222.

      Vincent J. Truant entered into an employment agreement with the Company with a commencement date of May 1, 1998. From time to time, Mr. Truant has received salary increases and incentive stock options as determined by the Compensation and Options Commitees of the Board of Directors. Effective May 15, 2002, the Board increased Mr. Truant's salary to $350,000 in connection with his new responsibilities as President and Chief Operating Officer. Mr. Truant may also be entitled to receive (i) an annual bonus in an amount equal to one year's base salary, provided certain financial and other milestones determined by Mr. Truant and the Compensation Committee are met by Mr. Truant and the Company, and, in the event such milestones are not met, or are significantly exceeded, such other lesser or greater bonus as the Compensation Committee shall determine, and (ii) options or other rights to acquire Common Stock, under terms and conditions determined by the Stock Option Committee. Pursuant to the terms of his employment agreement, Mr. Truant may be terminated at any time, with or without cause, upon thirty (30) days written notice, provided that, if the Company terminates Mr. Truant's employment for other than cause, he will be entitled to receive a one-time severance payment equal to 100% of his then-current annual base salary.

Compensation Committee Interlocks and Insider Participation

      All decisions relating to executive compensation during 2004 were made by the Company's Compensation Committee, which was comprised of Mr. Khashoggi, Mrs. Khashoggi and Dr. Roland. Dr. Roland resigned from the Board and the Compensation Committee effective February 2, 2005. None of the members of the Compensation Committee were officers of the Company in 2004. Mr. Khashoggi is the controlling stockholder of EKI, the Company's principal stockholder with whom the Company has certain relationships and related transactions described below. Mr. Khashoggi is the beneficial owner of 39.25% of the Common Stock of the Company.

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

In addition, on July 29, 2002 the Company entered into a License & Information Transfer Agreement with bio-tec Biologische Naturverpackungen GmbH & Co. KG and bio-tec Biologische Naturverpackungen Forschungs und Entwicklungs GmbH, together known as "Biotec", a wholly owned subsidiary of EKI, to utilize the Biotec technology for foodservice disposable packaging applications, including food wraps and cutlery (the "Biotec Agreement"). EKI had previously granted to the Company priority rights to license certain product applications on an exclusive basis from Biotec in consideration for the Company's payment of a $100,000 minimum monthly payment to Biotec. In addition, in consideration of the monthly payment, Biotec agreed to render technical services to the Company at Biotec's cost plus 5%. The licensing fee and services arrangements were continued in the Biotec Agreement. Under the terms of the Biotec Agreement, Biotec is entitled to receive 25% of any royalties or other consideration that the Company receives in connection with the sale of products utilizing the Biotec technology, after applying a credit for all minimum monthly payments received to date. In connection with the issuance of EarthShell's 2006 Convertible Debentures, Biotec agreed to subordinate the licensee fee payments due from EarthShell until the debentures were retired. During this period, the license fees due to Biotec were accrued. In September of 2004, as part of an overall restructuring of its debt, EarthShell and Biotec entered into an agreement to convert $1.475 million of the $2.475 million of accrued license fees as of September 1, 2004, plus accrued interest into 491,778 shares of EarthShell common stock and to eliminate, for two years, the $100,000 per month minimum license fee. In December of 2004, the agreement was amended and EarthShell paid to Biotec $125,000, leaving a balance owing of $875,000. (See MD&A Liquidity and Capital Resources)

During 2002 and January 2003, EKI made a series of loans to the Company totaling approximately $5.8 million. In connection with the issuance and sale in March 2003 of the Company's 2% secured convertible debentures due in 2006 (the "2006 Debentures") to a group of institutional investors, EKI agreed to subordinate the repayment of these loans to the payment in full of the Company's obligations under the 2006 Debentures. In addition, EKI and Biotec agreed to subordinate certain payments referenced above to which they were otherwise entitled under the License Agreement and the Biotec Agreement to the satisfaction in full of the Company's obligations under the 2006 Debentures. They further agreed not to assert any claims against the Company for breaches of the License Agreement or the Biotec Agreement until such time as the Company's obligations under the 2006 Debentures were satisfied in full. EKI and Biotec also agreed to allow the Company to pledge its interest in the License Agreement to secure its obligations under the 2006 Debentures, and certain additional concessions were made by EKI and Biotec to permit the Company greater flexibility in selling its rights under the License Agreement and the Biotec Agreement to third parties in an insolvency context. (These rights terminated upon the satisfaction in full of the obligations under the 2006 Debentures in October of 2004.) In consideration for its willingness to subordinate the payments and advances that were owed to it, the Company issued to EKI in March 2003 a warrant to acquire 83,333 shares of the Company's common stock at a price of $6.00 per share with a ten year term.

In October 2004, in connection with the settlement of the March 2006 Debentures, EKI converted all of its outstanding loans to EarthShell ($2,755,000) into unregistered common stock at $3 per share and $532,644 of accumulated interest at $4 per share for a total of 1,051,494 shares received by EKI. As of December 31, 2004, the loans from EKI to EarthShell had all been retired. In May of 2005, an additional 44,387 shares were issued to EKI pursuant to a 90 day price protection clause, which provided for an adjustment in the effective conversion price of the interest portions of the EKI loans from $4 per share to $3 per share.

Under the terms of the License Agreement and the Amended and Restated Patent Agreement for the Allocation of Patent Costs between the Company and EKI, any patents granted in connection with the EarthShell technology are the property of EKI, and EKI may obtain a benefit there from, including the utilization and/or licensing of the patents and related technology in a manner or for uses unrelated to the license granted to the Company in the foodservice disposables field of use. Effective January 1, 2001, EarthShell assumed direct responsibility to manage and maintain the patent portfolio underlying the License Agreement with EKI and continues to pay directly all relevant costs.

      In July 2002, the Company extended a loan in the amount of $55,000 to Mr. Vincent Truant, President and Chief Operating Officer. The loan, which bears interest at 7% per annum and is evidenced by a promissory note in favor of the Company, is due upon demand by the Company. In May of 2005, the Compensation Committee of the Board of Directors approved a bonus to Mr. Truant equal to the principle and accrued interest, and the note was cancelled.

      In 2003, the Company paid Mr. Rast, a Director, a $4,000 consulting fee for doing a detailed evaluation of its demonstration equipment in Europe.

      In May of 2005, the Company granted a warrant to EKI to purchase one million shares of the Company's common stock at $3 per share in consideration of EKI's continued support of the Company since its inception, including providing bridge loans at below market terms from time to time. The warrant expires in May of 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information with respect to the beneficial ownership of each class of the Company's voting securities as of June 2, 2005, by (i) each person or company known by the Company to be the beneficial owner of more than 5% of the Company's outstanding shares, (ii) each director of the Company, or any nominee for directorship, (iii) the Chief Executive Officer of the Company and each of the other Named Executive Officers, and (iv) all directors and Named Executive Officers of the Company as a group.

                                                                               Percentage of Shares
                                                      Number of Shares of        of Common Stock
         Name and address (1)                            Common Stock             Outstanding(2)
         --------------------                            ------------             --------------
      Essam Khashoggi (3) .......................          7,664,449                  39.25%
      Simon K. Hodson (4) .......................              4,500                      *
      John Daoud (5) ............................             37,077                      *
      Layla Khashoggi (6) .......................              9,894                      *
      Hamlin Jennings (7) .......................              4,513                      *
      Walker Rast (8) ...........................              1,562                      *
      Vincent J. Truant (9) .....................             37,083                      *
      D. Scott Houston (10) .....................             44,120                      *
      John Nevling (13) .........................              2,916                      *
      Directors and Named Executive Officers as a
        group (11) ..............................          7,806,114                  39.70%
      E. Khashoggi Industries, LLC(12) ..........          6,720,891                  34.43%

--------------------------------------
*     Indicates ownership of less than 1%.

(1) The address of all individuals, entities and stockholder groups listed in the table is c/o EarthShell Corporation, 3916 State St. Suite 110, Santa Barbara, California 93105.

(2) Applicable percentage of ownership is based on 18,435,452 shares of common stock outstanding as of June 2, 2005, together with securities exercisable or convertible into shares of common stock within 60 days of June 2, 2005, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of June 2, 2005 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

(3) Includes 5,637,558 shares held by E. Khashoggi Industries, LLC ("EKI"), and 715,436 shares held by EKINVESCO, the controlling owner of each being Mr. Khashoggi. Includes 218,228 shares held by other entities, including CTC, in which Mr. Khashoggi also has a controlling ownership interest. Also includes fully exercisable options to purchase 9,894 shares of Common Stock issued by the Company to Mr. Khashoogi and warrants held by EKI to purchase 1,083,333 shares of Common Stock of the Company. Mr. Khashoggi has sole voting and dispositive power with respect to all shares referred to in this note, and is therefore deemed to be the beneficial owner of such shares.

(4) Mr. Hodson holds a minority ownership interest in EKI and CTC. This does not include any of the shares held by EKI, or the 71,739 shares held by CTC.

(5) Includes options to purchase 25,000 shares of Common Stock from EKI which were issued to Mr. Daoud in his capacity as an officer of EKI, and options to purchase 12,077 shares of Common Stock issued under the 1995 Stock Incentive Plan, all of which are fully vested and exercisable.

(6) Includes options to purchase 9,894 shares of Common Stock issued under the 1995 Stock Incentive Plan, which are fully vested and exercisable.

(7) Includes options to purchase 4,513 shares of Common Stock issued under the 1995 Stock Incentive Plan, which are fully vested and exercisable.

(8) Includes options to purchase 1,562 shares of Common Stock issued under the 1995 Stock Incentive Plan, which are fully vested and exercisable.

(9) Includes options to purchase 32,917 shares of Common Stock issued under the 1995 Stock Incentive Plan, which are fully vested and exercisable.

(10) Includes options to purchase 42,037 shares of Common Stock issued under the 1995 Stock Incentive Plan which are fully vested and exercisable.

(11) Includes warrants to purchase 1,083,833 shares of Common Stock of the Company and options to purchase 137,894 shares of Common Stock.

(12) Includes warrants to purchase 1,083,833 shares of Common Stock of the Company.

(13) Includes options to purchase 2,916 shares of Common Stock issued under the 1995 Stock Incentive Plan, which are fully vested and exercisable.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table provides information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders), as of December 31, 2004.

                                           (a)
                                       Number of                                      (c)
                                    Securities to be                          Number of Securities
                                      Issued Upon               (b)          Remaining Available for
                                      Exercise of       Weighted-Average     Future Issuance Under
                                      Outstanding       Exercise Price of     Equity Compensation
                                         Options,          Outstanding           Plans (excluding
                                      Warrants and      Options, Warrants    securities reflected in
        Plan Category                    Rights             and Rights             Column (a))
----------------------------        ----------------    -----------------    -----------------------
Equity Compensation Plans
  Approved by Security Holders         1,043,245             12.58                   206,755

Equity Compensation Plans Not
  Approved by Security Holders                --                --                        --

Total                                  1,043,245             12.58                   206,755

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      All relationships and related transactions reported in this Annual Report are described under the caption "Compensation Committee Interlocks and Insider Participation."

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      The Audit Committee pre-approved the engagement of Farber & Hass LLP to provide both audit and tax services for the fiscal year ended December 31, 2004, including the quarterly reviews for the 3 three quarters of 2004. Farber & Hass LLP provided no other audit services, audit-related services, tax services or permitted non-audit services for and during the fiscal year ending 2004, except for the statutory audit of the Company's benefit plan for the year ended December 31, 2003 and the analysis of the Company's net operating loss carry forward. The Audit Committee adopted a pre-approval policy relating to audit services for all audit-related services, tax services and non-audit services to be performed by its auditors from 2004 onward.

      During the fiscal years ended December 31, 2004 and 2003, the following audit, audit-related, tax and non-audit fees were incurred by the Company:

Audit Fees. For the year ended December 31, 2004, Farber & Hass LLP charged the Company an aggregate of approximately $ 78,600 for professional services rendered for the 2004 audit of the Company's financial statements and the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the three quarters of 2004. For the year ended December 31, 2003, Farber & Hass, LLP charged the Company an aggregate of $59,710 for professional services rendered for the 2003 audit of the Company's financial statements and the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the the quarters ended June 30, 2003 and September 30, 2003. In addition, Deloitte & Touche, LLP, the Company's prior independent public accountants, charged the Company an aggregate of approximately $16,800 for professional services rendered in connection with the inclusion of their audit opinions related to the 2002 and 2001 audits in the Company's December 31, 2003 Form 10-K and the review of the financial statements included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

Audit-Related Fees. During the year ended December 31, 2004, the Company incurred fees of $-0-for assurance and related services related to Farber & Hass, LLP's review of the Company's financial statements included in various SEC documents that are not included in Audit Fees, and Farber & Hass charged the Company $4,500 for benefit plan statutory audits. During the year ended December 31, 2003, the Company incurred fees of $28,750 for assurance and related services related to Deloitte & Touche, LLP's review of the Company's financial statements included in various SEC documents that are not included in Audit Fees, and Farber & Hass charged the Company $6,500 for benefit plan statutory audits.

All Other Fees. During the year ended December 31, 2004, the Company incurred fees of $6,400 for tax return preparation. During the year ended December 31, 2003, the Company incurred fees of $16,243 for tax return preparation.

Non-Audit Fees. During the year ended December 31, 2004, the Company engaged Farber & Hass to analyze its tax loss carryforward at a fee of $1,500. During the year ended December 31, 2003, the Company engaged Deloitte & Touche, LLP to analyze the performance of the manufacturing equipment in Germany at a fee of $16,487.

                                     PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a) Index to Consolidated Financial Statements

1. Consolidated Financial Statements:

        Report of Independent Registered Public Accounting Firm............  F-2

        Consolidated Balance Sheets as of December 31, 2004, and 2003......  F-3

        Consolidated Statements of Operations for the years ended
        December 31, 2004 2003 and 2002....................................  F-4

        Consolidated Statements of Stockholders' Equity (Deficit) for the
        years ended December 31, 2004, 2003 and 2002.......................  F-5

        Consolidated Statements of Cash Flows for the years ended
        December 31, 2004, 2003 and 2002...................................  F-6

        Notes to the Consolidated Financial Statements.....................  F-9

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

10.31 Operating and Sublicense Agreement dated October 3, 2002 by and between the Company and Sweetheart Cup Company, Inc. (15)

10.32 First Amendment to Operating and Sublicense Agreement dated July 2003 by and between the Company and Sweetheart Cup Company, Inc. (15)

10.34 Lease Agreement dated July 2003 between the Company and Sweetheart Cup Company, Inc. (15)

10.35 First Amendment to Lease Agreement dated December 16, 2003 between the Company and Sweetheart Cup Company, Inc. (15)

10.37 Sublicense Agreement dated November 11, 2004 by and between the Company and EarthShell Hidalgo S.A. de C.V.. (18)

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

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

____________
(1) Previously filed, as an exhibit to the Company's Registration Statement on Form S-1 and amendments thereto, File no. 333-13287, and incorporated herein by reference.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 8, 2005.

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

          Signature                                Title                         Date
          ---------                                -----                         ----
     /s/ ESSAM KHASHOGGI                   Chairman of the Board               June 8, 2005
-------------------------------
       Essam Khashoggi


                                   Vice Chairman of the Board and Chief
     /s/ SIMON K. HODSON          Executive Officer (Principal Executive       June 8, 2005
-------------------------------                  Officer)
       Simon K. Hodson


     /s/ D. SCOTT HOUSTON          Chief Financial Officer and Secretary       June 8, 2005
-------------------------------        (Principal Financial Officer)
       D. Scott Houston

      /s/ JOHN DAOUD                             Director                      June 8, 2005
-------------------------------
       JOHN DAOUD

     /s/ LAYLA KHASHOGGI                         Director                      June 8, 2005
-------------------------------
       Layla Khashoggi


     /s/ HAMLIN JENNINGS                         Director                      June 8, 2005
-------------------------------
       Hamlin Jennings


       /s/ WALKER RAST                           Director                      June 8, 2005
-------------------------------
         Walker Rast

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Index to Consolidated Financial Statements and Schedules.....................F-1

Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003.................F-3

Consolidated Statements of Operations for the years ended December 31,
  2004, 2003, and 2002 ......................................................F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the
  years ended December 31, 2004, 2003, and 2002 .............................F-5

Consolidated Statements of Cash Flows for the years ended December 31,
  2004, 2003, and 2002 ......................................................F-6

Independent Auditors' Report.................................................F-8


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


                /s/ Farber & Hass LLP

                Camarillo, California
                March 4, 2005

                             EARTHSHELL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,
                                                                                  ------------------------------
                                                                                       2004             2003
                                                                                  ------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents ...................................................   $     272,371    $   1,901,639
  Prepaid expenses and other current assets ...................................         201,467          323,680
                                                                                  ------------------------------

    Total current assets ......................................................         473,838        2,225,319
PROPERTY AND EQUIPMENT, NET ...................................................           9,037           61,794
EQUIPMENT HELD FOR SALE .......................................................               1                1
                                                                                  ------------------------------

TOTALS ........................................................................   $     482,876    $   2,287,114
                                                                                  ==============================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

  Accounts payable and accrued expenses .......................................   $   3,899,526    $   4,853,413
  Current portion of settlements ..............................................         313,743               --
  Current portion of deferred revenues ........................................         300,000               --
  Payable to related party, current............................................         875,000               --
  Debenture settlement ........................................................       2,375,000               --
  Convertible debentures, net of discount of $1,505,755 .......................              --        5,294,245
                                                                                  ------------------------------

    Total current liabilities .................................................       7,763,269       10,147,658

DEFERRED REVENUES, LESS CURRENT PORTION........................................       1,062,500               --
PAYABLE TO RELATED PARTY, LONG TERM............................................                        1,839,108
NOTES PAYABLE TO RELATED PARTY NET OF DISCOUNT.................................                        2,535,790
OTHER LONG-TERM LIABILITIES ...................................................         412,192           33,333
                                                                                  ------------------------------

    Total liabilities .........................................................       9,237,961       14,555,889
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

                 See Notes to Consolidated Financial Statements.

                             EARTHSHELL CORPORATION

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                                                             Additional                                 Accumulated
                                         Common Stock         Paid-In                        Stock        Other
                                     --------------------      Common       Accumulated     Purchase   Comprehensive
                                       Shares      Amount     Capital         Deficit      Receivable      Loss           Totals
                                     -------------------- -------------- ---------------  ------------ ------------   --------------
BALANCE, DECEMBER 31, 2001 .......... 9,860,255  $ 98,602  $ 267,680,051   $(256,242,596)  $        --    $    --      $ 11,536,057
Issuance of common stock ............ 2,025,686    20,257     21,881,459              --            --         --        21,901,716
Common stock warrants issued in
    connection with convertible
    debentures ......................        --        --      1,521,046              --            --         --         1,521,046
Conversion of convertible debentures
    to common stock .................   168,696     1,687        998,313              --            --         --         1,000,000
Debenture conversion costs ..........        --        --        176,471              --            --         --           176,471
Net loss ............................        --        --                    (39,591,344)           --         --       (39,591,344)
Foreign currency translation
    adjustment ......................        --        --             --              --            --    (16,632)          (16,632)
                                                                                                                      -------------
Comprehensive loss ..................        --        --             --              --            --         --       (39,607,976)
                                     -------------------- -------------- ---------------  -----------------------    --------------

BALANCE, DECEMBER 31, 2002 ..........12,054,637   120,546    292,257,340    (295,833,940)           --    (16,632)       (3,472,686)

Issuance of common stock ............   137,264     1,373        811,267              --            --         --           812,640
Common stock and common stock
    warrants issued in connection
    with issuance of convertible
    debentures ......................   624,747     6,248      2,921,594              --            --         --         2,927,842
Conversion of convertible
    debentures to common stock ...... 1,312,318    13,123      7,536,877              --            --         --         7,550,000
Debenture conversion costs ..........        --        --     (1,493,332)             --            --         --        (1,493,332)
Net loss ............................        --        --             --     (18,516,741)           --         --       (18,516,741)
Foreign currency translation
    adjustment ......................        --        --             --              --            --    (76,498)          (76,498)
                                                                                                                      -------------

Comprehensive loss ..................        --        --             --              --            --         --       (18,593,239)
                                     -------------------- -------------- ---------------  -----------------------    --------------

BALANCE, DECEMBER 31, 2003 ..........14,128,966   141,290    302,033,746    (314,350,681)           --    (93,130)      (12,268,775)

Issuance of common stock ............ 2,443,272    24,432      7,181,970              --      (500,000)        --         6,706,402
Conversion of convertible debentures
    to common stock ................. 1,662,377    16,624      4,970,508              --            --         --         4,987,132
Debenture conversion costs ..........        --        --       (989,319)             --            --         --          (989,319)
Net loss ............................        --        --             --      (7,257,101)           --         --        (7,257,101)
Foreign currency translation
    adjustment ......................        --        --             --              --            --     66,576            66,576
                                                                                                                      -------------

Comprehensive loss ..................        --        --             --              --            --         --        (7,190,525)
                                     -------------------- -------------- ---------------  -----------------------    --------------

BALANCE, DECEMBER 31, 2004 ..........18,234,615  $182,346  $ 313,196,905   $(321,607,782)  $  (500,000)  $(26,554)     $ (8,755,085)
                                     ==================== ============== ===============  =======================    ==============

                 See Notes to Consolidated Financial Statements.

                             EARTHSHELL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year Ended December 31,
                                                             2004            2003           2002
                                                         --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss .............................................   $ (7,257,101)   $(18,516,741)   $(39,591,344)
Adjustments to reconcile net loss to net cash used
      in operating activities
   Depreciation and amortization .....................         42,236         379,949       3,099,367
   Amortization and accretion of debenture issue
      costs ..........................................        592,316         955,574         144,500
   Premium due to debenture default ..................      1,672,426              --              --
   Debenture issuance and conversion costs ...........             --         166,494         320,970
   Gain on change in fair value of warrant obligation              --        (399,701)             --
   (Gain) Loss on extinguishment of debentures .......       (139,673)      1,697,380              --
   Beneficial conversion value due to change in
      debentures conversion price ....................             --         360,000              --
   (Gain) Loss on sale, disposal or impairment of
      property and equipment .........................       (168,458)      3,548,059       9,340,375
   Equity in the losses of joint venture .............             --         392,116          20,263
   Accrued purchase commitment .......................             --      (1,855,000)      3,500,000
   Other non-cash expense items ......................        180,171          50,198              --
Changes in operating assets and liabilities
   Prepaid expenses and other current assets .........        120,549         264,153           9,670
   Accounts payable and accrued expenses .............       (553,710)     (2,339,720)       (444,851)
   Payable to related party ..........................      1,043,869       1,214,683         578,779
   Deferred revenues .................................      1,362,500              --              --
   Accrued purchase commitment .......................             --      (1,645,000)             --
   Other long-term liabilities .......................        378,859          33,333              --
                                                         --------------------------------------------

      Net cash used in operating activities ..........     (2,726,016)    (15,694,223)    (23,022,271)
                                                         ============================================

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from release of restricted time
   deposit upon settlement of purchase commitment ....             --       3,500,000              --
Proceeds from sales of property and equipment ........        187,708         487,691         477,566
Investment in joint venture ..........................             --         (26,104)             --
Purchases of property and equipment ..................         (8,729)         (1,320)     (2,802,371)
                                                         --------------------------------------------

      Net cash provided by (used in) investing
        activities ...................................        178,979       3,960,267      (2,324,805)
                                                         ============================================

                                                                    Year Ended December 31,
                                                             2004            2003           2002
                                                         --------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock ...............      2,086,755              --      21,901,716
Proceeds from issuance of common stock and convertible
   debentures, net of issuance costs and discounts
   amounting to approximately  $3.4 million ..........             --       8,711,844              --
Proceeds from issuance of convertible debentures .....             --              --      10,000,000
Purchase of restricted time deposit in connection with
   issuance of convertible debentures ................             --              --     (10,000,000)
Proceeds from release of restricted time deposit upon
   conversion of convertible debentures into common
   stock .............................................             --       1,800,000       1,000,000
Proceeds from release of restricted time deposit upon
   exchange of convertible debentures ................             --       2,000,000              --
Proceeds from release of restricted time deposit for
   repayment of convertible debentures ...............             --       5,200,000              --
Repayment of convertible debentures ..................     (1,110,294)     (5,200,000)             --
Principal payments on settlements ....................        (66,387)             --              --
Proceeds from issuance of notes payable to related
   party .............................................             --       1,010,000       4,825,000
Repayment of notes payable to related
    party ............................................             --              --      (3,080,000)
                                                         --------------------------------------------

      Net cash provided by financing activities ......        910,074      13,521,844      24,646,716

Effect of exchange rate changes on cash and cash
   equivalents .......................................          7,695           2,736         (16,632)
                                                         --------------------------------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .....     (1,629,268)      1,790,624        (716,992)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......      1,901,639         111,015         828,007
                                                         --------------------------------------------


CASH AND CASH EQUIVALENTS,

END OF PERIOD ........................................   $    272,371    $  1,901,639    $    111,015
                                                         ============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for
   Income taxes ......................................   $        800    $        800    $        800
   Interest ..........................................        111,353          21,058
Common stock warrants issued in connection with
   convertible debentures ............................             --         745,562       1,521,046
Conversion of convertible debentures into common stock      6,800,000       7,550,000       1,000,000
Transfer of property from EKI ........................             --              --              --
Conversion of preferred stock into common stock ......             --              --              --
Interest paid in common stock ........................        532,644          95,339              --
Commission paid in common stock ......................             --          29,500              --
Common stock issued to service providers in connection
   with the March 2003 financing .....................             --         484,500              --

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

In September of 2004, as part of an overall restructuring of its debt, EarthShell entered into an agreement with Biotec to convert $1.475 million of the $2.475 million of accrued license fees owing to Biotec as of September 1, 2004, plus accrued interest into 491,778 shares of EarthShell common stock and to eliminate, for two years, the $100,000 per month minimum license fee. In December of 2004, EarthShell paid to Biotec $125,000, leaving a balance of $875,000 as of December 31, 2004.

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

                                  Stock Options

In 1994 the Company established the EarthShell Corporation 1994 Stock Option Plan (the "1994 Plan"). In 1995 the Company subsequently established the EarthShell Corporation 1995 Stock Incentive Plan (the "1995 Plan") which effectively superseded the 1994 Plan for options issued on or after the date of the 1995 Plan's adoption. The 1994 and 1995 Plans as amended (the "Plans") provide that the Company may grant an aggregate number of options for up to 1,250,000 shares of common stock to employees, directors and other eligible persons as defined by the Plans. Options issued to date under the Plans generally vest over varying periods from 0 to 5 years and generally expire 10 years from the date of grant.

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
                                  =============================================================================

The following table summarizes information about stock options outstanding at December 31, 2004:

                           Options Outstanding                      Options Exercisable
            ------------------------------------------------------------------------------------
               Number
            Outstanding     Weighted-Average                        Number
   Exercise      At            Remaining      Weighted-Average    Exercisable   Weighted-Average
    Prices    12/31/04      Contractual Life   Exercise Price     At 12/31/04    Exercise Price
------------------------------------------------------------------------------------------------
    $ 0.75     715,000            9.46            $ 0.75               --            $ --
      2.55      12.498            9.57              2.55            6,249            2.55
      4.80      83,333            8.72              4.80               --              --
      5.64      11,283            3.42              5.64           11,283            5.64
     15.00       8,334            1.19             15.00            8,334           15.00
     16.68       8,332            2.41             16.68            8,332           16.68
     36.00      97,501            7.53             36.00               --              --
     44.04      17,979            6.07             44.04           17,979           44.04
     45.36       6,249            0.36             45.36            6,249           45.36
     45.60       6,249            1.35             45.60            6,249           45.60
     60.00      43,750            4.79             60.00           43,750           60.00
     91.56      23,471            1.05             91.56           23,471           91.56
    182.40       2,183            2.90            182.40            2,183          182.40
    252.00       7,083            3.42            252.00            7,083          252.00
            ------------------------------------------------------------------------------------

             1,043,245            8.43            $12.58          141,162          $61.35
            ====================================================================================

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

In connection with the issuance of the convertible debentures in March 2003 (see Convertible Debentures), the Company issued to the placement agent warrants to purchase $1.055 million in aggregate principal amount of the 2006 Debentures at $1,200 per $1,000 of principal amount, 28,810 shares of the Company's common stock at $10.08 per share, and 41,667 shares of the Company's common stock at $7.20 per share. When the 2006 Debentures were retired in 2004, the warrant to purchase $1,055 million in the aggregate principal amount of the 2006 Debentures converted to a warrant to purchase 175,833 shares of common stock at $7.20 per share. Therefore, the total number of warrants now held by Roth Capital Partners, LLC is 246,310. The exercise price and number of common shares issuable upon exercise of the warrants are subject to adjustment under certain circumstances, such as the occurrence of stock dividends and splits, distributions of property or securities other than common stock and a change in control of the Company. The warrants expire in March 2006.

On March 5, 2003, the Company issued to EKI a warrant to purchase 83,333 shares at $6.00 per share in connection with the subordination of loans of $2.755 million made to the Company and the elimination of the conversion feature. The warrants expire on March 5, 2013.


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

                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

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