Form 10-Q
period 2005-06-30
EARTHSHELL CORP
filed 2005-08-15
CIK 911801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

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

The number of shares outstanding of the Registrant's Common Stock as of July 31, 2005 is 18,435,452.

                             EARTHSHELL CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2005

       INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

PART I. FINANCIAL INFORMATION

   Item 1. Condensed Consolidated Financial Statements                     Page

a)       Condensed  Consolidated  Balance  Sheets as of June 30,
                    2005(unaudited) and December 31, 2004 .................   2

         b)    Condensed Consolidated Statements of Operations for
               the three and six months periods ended June 30, 2005 and
               June 30, 2004 (unaudited) ..................................   3

         c)    Condensed Consolidated Statements of Cash Flows for
               the six months ended June 30, 2005 and June 30, 2004
               (unaudited) ................................................   4

         d)    Notes to Condensed Consolidated Financial Statements
               (unaudited) ................................................   6

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations ....................................   8

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk....  12

   Item 4.   Controls and Procedures ......................................  13

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings.............................................  13

   Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
             of Equity Securities..........................................  13

   Item 3.   Defaults Upon Senior Securities...............................  13

   Item 4.   Submission of Matters to a Vote of Security Holders...........  13

   Item 5.   Other Information.............................................  13

   Item 6    Exhibits .....................................................  14

SIGNATURE..................................................................  15

                             EARTHSHELL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     JUNE 30,      DECEMBER 31,
                                                       2005          2004
                                                   -------------  -------------
(UNAUDITED)
ASSETS
CURRENT ASSETS
      Cash and cash equivalents ................   $     395,088  $     272,371
      Prepaid expenses and other current assets          171,295        201,467
                                                   -------------  -------------
           Total current assets ................         566,383        473,838

PROPERTY AND EQUIPMENT, NET ....................           7,362          9,037
EQUIPMENT HELD FOR SALE ........................               1              1

                                                   -------------  -------------
TOTALS .........................................   $     573,746  $     482,876
                                                   =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Accounts payable and accrued expenses ....   $   4,954,166  $   3,899,526
      Current portion of settlements ...........         336,803        313,743
      Current portion of deferred revenues .....         100,000        300,000
      Contingent settlement ....................       2,375,000      2,375,000
      Note payable .............................       2,062,002             --
      Payable to a related party ...............         837,146        875,000
                                                   -------------  -------------
                 Total current liabilities .....      10,665,117      7,763,269

LONG-TERM PORTION OF DEFERRED REVENUES .........         837,500      1,062,500
OTHER LONG-TERM LIABILITIES ....................         242,862        412,192
                                                   -------------  -------------
           Total liabilities ...................      11,745,479      9,237,961

STOCKHOLDERS' DEFICIT

Preferred Stock, $.01 par value, 10,000,000 shares authorized; 9,170,000 Series A shares designated: no shares issued and outstanding as June 30, 2005 and December 31 2004; 100
  Series B shares designated and issued as of June 30, 2005 as collateral for Note payable

Common Stock, $.01 par value, 40,000,000 shares
  authorized: 18,435,452 and 18,234,615 shares
  issued and outstanding as of June 30, 2005 and
  December 31 2004, respectively ...............         184,355        182,346

Additional paid-in common capital ..............     313,431,348    313,196,905
Accumulated deficit ............................    (324,546,745)  (321,607,782)
Less note receivable for stock .................        (183,333)      (500,000)
Accumulated other comprehensive loss ...........         (57,358)       (26,554)
                                                   -------------  -------------
      Total stockholders' deficit ..............     (11,171,733)    (8,755,085)
                                                   -------------  -------------

TOTALS .........................................   $     573,746  $     482,876
                                                   =============  =============

            See Notes to Condensed Consolidated Financial Statements.

                             EARTHSHELL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           For the                        For the
                                                         Three Months                    Six Months
                                                        Ended June 30,                 Ended June 30,
                                                 ----------------------------    ----------------------------
                                                     2005            2004            2005            2004
                                                 ------------    ------------    ------------    ------------
Revenues .....................................   $     58,333    $     25,000    $    133,333    $     25,000

Operating Expenses
    Related party license fee and research and
         development expenses ................             --         300,000              --         600,000
    Other research and development expenses ..        119,183          42,913         222,778         265,451
    Related party general and administrative
         expenses (reimbursements) ...........         (4,218)             --          (3,640)             --
    Other general and administrative expenses
                                                    1,577,688       1,071,116       2,610,001       2,244,971
    Depreciation and amortization ............            838          11,230           1,675          38,571
                                                 ------------    ------------    ------------    ------------
        Total operating expenses .............      1,693,491       1,425,259       2,830,814       3,148,993

Operating Loss ...............................      1,635,158       1,400,259       2,697,481       3,123,993

Other (Income) Expenses
    Interest income ..........................         (2,274)         (1,537)         (2,752)         (2,771)
    Related party interest expense ...........        100,758         141,683         101,314         275,865
    Other interest expense ...................        144,364         213,910         165,825         423,285
    Gain on sales of property and equipment ..        (16,600)       (153,535)        (23,705)       (153,535)
    Premium due to debenture default .........             --         663,603              --         663,603
Loss Before Income Taxes .....................      1,861,406       2,264,383       2,938,163       4,330,440

Income taxes .................................             --              --             800             800
                                                 ------------    ------------    ------------    ------------
Net Loss .....................................   $  1,861,406    $  2,264,383    $  2,938,963    $  4,331,240
                                                 ============    ============    ============    ============

Basic and Diluted Loss Per Common Share ......   $       0.10    $       0.16    $       0.16    $       0.31
Weighted Average Number of Common Shares
     Outstanding .............................     18,394,967      14,128,966      18,323,013      14,128,966

            See Notes to Condensed Consolidated Financial Statements.

                             EARTHSHELL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                             --------------------------
                                                                                2005           2004
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .................................................................   $(2,938,963)   $(4,331,240)
Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and amortization ..........................................         1,675         38,571
  Compensation related to issuance of restricted stock to directors ......       251,692
  Amortization and accretion of note issue costs .........................       100,196        398,069
  Premium due to debenture default .......................................            --        663,603
  (Gain) Loss on sale, disposal, or impairment of property and equipment .       (23,705)      (153,535)
  Deferred revenues ......................................................      (133,333)       475,000
  Other non-cash expense items ...........................................      (196,526)        (9,961)
Changes in operating assets and liabilities
  Prepaid expenses and other current assets ..............................        30,172        146,277
  Accounts payable and accrued expenses ..................................     1,076,893         89,851
  Payables to related party ..............................................       (37,854)       825,278
  Other long-term liabilities ............................................            --        194,008
                                                                             -----------    -----------
     Net cash used in operating activities ...............................    (1,869,753)    (1,664,079)
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and equipment ............................        23,705        172,785
                                                                             -----------    -----------
     Net cash provided by investing activities ...........................        23,705        172,785
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock ...................................        25,000             --
Proceeds from issuance of notes payable to related party .................       322,000             --
Repayment of notes payable to related party ..............................      (322,000)            --
Principal payments on settlements ........................................      (146,270)            --
Proceeds from issuance of note payable ...................................     2,500,000             --
Note payable issuance costs ..............................................      (402,500)            --
                                                                             -----------    -----------
     Net cash provided by financing activities ...........................     1,976,230             --
                                                                             -----------    -----------

Effect of exchange rate changes on cash and cash equivalents .............        (7,465)        (1,612)
                                                                             -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................       122,717     (1,492,906)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................       272,371      1,901,639
                                                                             -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................................   $   395,088    $   408,733
                                                                             ===========    ===========

                                SIX MONTHS ENDED
                                    JUNE 30,

                                                                                 2005           2004
                                                                             -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
    Income taxes .........................................................   $       800    $       800
    Interest .............................................................        12,619          1,406
Transfer of property to EKI ..............................................            --         78,409

            See Notes to Condensed Consolidated Financial Statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In March of 2005, in consideration for a loan guarantee, the Company issued warrants to Benton Wilcoxon to purchase 65,000 shares of common stock of the Company at an exercise price of $3.00 per share. The warrant expires on March 23, 2008.

Also in March of 2005, in consideration for consulting services rendered in connection with the Company obtaining financing, the Company issued a warrant to Douglas Metz for 80,000 shares of common stock of the Company at an exercise price of $3.00 per share. The warrant expires on March 23, 2008.

In May of 2005, the Company granted to its chairman of the Board of Directors (and majority beneficial stockholder) a warrant to purchase one million shares of the Company's common stock at $3 per share in consideration of the stockholder's continued support of the Company since its inception and providing bridge loans from time to time. The warrant expires in May of 2015.

On May 26, 2005, the Company issued a warrant to Cornell Capital Partners to purchase 625,000 shares of common stock of the Company. The warrant expires on the later of: (a) May 26, 2005 or (b) the date sixty days after the date the $2,500,000 in promissory notes issued to Cornell Capital are fully repaid. The warrant has an exercise price of $4.00 per share of common stock.

            See Notes to Condensed Consolidated Financial Statements.

                             EARTHSHELL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2005

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

BASIS OF PRESENTATION OF FINANCIAL INFORMATION

The foregoing interim financial information is unaudited and has been prepared from the books and records of EarthShell Corporation. EarthShell Corporation's consolidated financial statements include the accounts of its wholly-owned subsidiary, PolarCup EarthShell GmbH. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States. All such adjustments were of a normal recurring nature for interim financial reporting. Results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of results that will occur for the year ending December 31, 2005.

The accompanying unaudited financial statements and these notes do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States, which were included in the Company's consolidated financial statements for the year ended December 31, 2004. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-K/A - Amendment No. 3.

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception, has minimal revenues and has a working capital deficit of $10,098,734 at June 30, 2005. These factors, along with others, indicate substantial doubt that the Company may be unable to continue as a going concern for a reasonable period of time (see "Critical Accounting Policies - Going Concern Basis").

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

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period (including common stock to be issued). Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding (including common stock to be issued) plus an assumed increase in common shares outstanding for potentially dilutive securities, which consist of options and warrants to acquire common stock and convertible debentures. Potentially dilutive shares are excluded from the computation in loss periods, as their effect would be anti-dilutive. The dilutive effect of options and warrants to acquire common stock is measured using the treasury stock method. The dilutive effect of convertible debentures is measured using the if-converted method. Basic and diluted loss per common share is the same for all periods presented because the impact of potentially dilutive securities is anti-dilutive.

Since June 21, 2004, the Company's common stock has been listed through the OTC Bulletin Board. The Company's common stock trades under the symbol "ERTH.OB."

PROPERTY AND EQUIPMENT AND EQUIPMENT HELD FOR SALE

The cost and accumulated depreciation of property and equipment and equipment held for sale at June 30, 2005 and December 31, 2004 were as follows:

                                                        JUNE 30,    DECEMBER 31,
                                                          2005         2004
                                                       ---------    ---------
Total office furniture and equipment ...........         173,367      245,274
Less:  Accumulated depreciation and amortization        (166,005)    (236,237)
Property and equipment - net ...................       $   7,362    $   9,037
                                                       =========    =========
Equipment held for sale ........................       $       1    $       1
                                                       =========    =========

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

                                   SIX MONTHS
                                 ENDED JUNE 30,

                                                       2005         2004
                                                    ----------   ----------
    Net Loss as reported ........................   $2,938,963   $4,331,240
    Deduct: Stock-based employee compensation
       expense included in reported net loss, net
       of tax ...................................           --           --
    Add: Total stock-based employee compensation
       determined under fair value based method
       for all awards, net of tax
       Relates to warrants issued to executive
       Officers .................................   $2,326,408   $  107,437
                                                    ----------   ----------

    Pro forma net loss ..........................   $5,265,371   $4,438,677

    Basic diluted loss per common share
       As reported ..............................   $     0.16   $     0.31
       Pro forma ................................   $     0.29   $     0.31

FINANCING

      On March 23, 2005, the Company entered into a promissory note and Security Agreement with Cornell Capital Partners, LP ("Cornell Capital Partners"). Pursuant to the Security Agreement, the Company issued promissory notes to Cornell Capital Partners in the original principal amount of $2,500,000. The $2,500,000 was disbursed as follows: $1,150,000 on March 28, 2005 and the remaining $1,350,000 was disbursed on May 27, 2005. The promissory notes are secured by the assets of the Company and shares of stock of another entity pledged by an affiliate of that entity. The Company also issued and placed in escrow for the benefit of the lender 100 shares of a newly designated Series B convertible preferred stock. In the event the Company defaults on its obligation to repay the promissory notes to Cornell Capital Partners, Cornell would have the right to receive the shares and to convert each share into 33,333 shares of the Company's common stock. The promissory notes have a one-year term and accrue interest at 12% per year. In connection with the financing with Cornell Capital Partners, the Company issued a warrant to Cornell Capital Partners to purchase 625,000 shares of common stock of the Company. The warrant expires on the later of: (a) May 26, 2006 or (b) the date sixty days after the date the $2,500,000 in promissory notes issued to Cornell Capital Partners are fully repaid. The warrant has an exercise price of $4.00 per share of common stock.

      In connection with the Cornell Capital Partners promissory notes, the Company recorded an original issue discount of $312,693. The discount includes cash fees and expenses related to the origination of the loan, issuance of 6,450 shares of the Company's common stock to a broker valued at the market value on the closing date of the transaction, issuance of warrants to purchase 145,000 shares of the Company's stock at $3 per share valued at $78,028 using the Black-Scholes valuation model, and the issuance of warrants to the lender to purchase 625,000 shares of the Company's stock at $4 per share valued at $47,345 using the Black-Scholes valuation model, all of which will be amortized over the 12 month life of the note at a rate of $39,389 per month. The first installment payment on the promissory notes was due on July 25, 2005. Cornell Capital Partners has agreed to defer the commencement of repayment installments until September 25, 2005.

      On March 23, 2005, EarthShell entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of common stock for a total aggregate purchase price of up to $10.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay the Company 98% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. The price to be paid by Cornell Capital Partners for the Company's stock shall be determined as of the date of each individual request for an advance under the Standby Equity Distribution Agreement. Cornell Capital Partners will also retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partners' obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company's registration statement for the offer and sale by Cornell Capital Partners of the shares of common stock sold under the Standby Equity Distribution Agreement becoming effective, and is limited to $500,000 per weekly advance. In connection with the Standby Equity Distribution Agreement, Cornell Capital Partners received a one-time commitment fee in the form of 143,550 shares of common stock. On June 9, 2005 the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission to register the shares of EarthShell common stock underlying this transaction, including the shares of common stock received as a commitment fee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Information contained in this Quarterly Report on Form 10-Q, including but not limited to "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," or "continue," or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial results to differ substantially from those anticipated by management that are described herein. Investors should carefully review the risk factors set forth in other Company reports or documents filed with the Securities and Exchange Commission, including Forms 10-Q, 10-K, and 8-K. Factors influencing the Company's operating performance and financial results include, but are not limited to, the performance of licensees, changes in the general economy, the availability of financing, governmental regulations concerning, but not limited to, environmental issues, and other risks and unforeseen circumstances affecting the Company's business. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K, including Form 10-K/A
- Amendment No. 3 for the fiscal year ended December 31, 2004.

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

Going Concern Basis. The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception, has minimal revenues and has a working capital deficit of $10,098,734 at June 30, 2005. These factors, along with others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company will have to raise additional funds to meet its current obligations and to cover operating expenses through the year ending December 31, 2005. If the Company is not successful in raising additional capital it may not be able to continue as a going concern. Management plans to address this need by raising cash through either the issuance of debt or equity securities. In March and May 2005, the Company secured loans totaling $2.5 million and also entered into a Standby Equity Distribution Agreement where the Company has the right, upon registration of shares of its common stock, to require an institutional investor to purchase shares of the Company's common stock from time to time at the Company's discretion. However, the Company cannot assure that additional financing will be available to it, or, if available, that the terms will be satisfactory. The Company also cannot assure that it will receive any further technology fee payments in 2005 pursuant to any sublicense agreement. Management plans to continue in its efforts to minimize expenses, but cannot assure that it will be able to reduce expenses below current levels. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2004.

The Company's net loss decreased $0.4 million to $1.9 million from $2.3 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, respectively.

Revenues. The Company recorded revenues of $0.06 million for the three months ended June 30, 2005. These revenues are a result of the amortization of technology fees received during 2004 in connection with the granting of certain license agreements. In the second quarter of 2004, $500,000 of a total of $2 million technology payable was received in connection with a sublicense agreement granted to MBS. In the 4th quarter of 2004, a technology fee of $1 million was received in connection with a sublicense agreement granted to EarthShell Hidalgo. These technology fees have been amortized over the ten year term of the sublicense agreements. As reported by the Company in a Form 8-K filed with the SEC on June 23, 2005, the MBS sublicense agreement was terminated in June 2005 and the unamortized portion of the technology fee was returned to MBS. The amortization of the remaining EarthShell Hidalgo technology fee will result in the recognition of $0.1 million in revenues per year during the life of the agreement.

Research and Development Expenses. Total research and development expenses are comprised of Related party license fee and research and development expenses and Other research and development expenses. Total research and development expenses for the development of EarthShell Packaging(R) decreased $0.22 million to $0.12 million from $0.34 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

      o Related party license fee and research and development expenses were comprised, through September 1, 2004, of the $100,000 monthly licensing fee for the use of the EarthShell Technology and technical services, both of which are payable to EKI, a stockholder of the Company, or bio-tec Biologische Naturverpackungen GmbH & Co. KG, a German limited liability company ("Biotec KG"), and bio-tec Biologische Naturverpackungen Forschungs und Entwicklungs GmbH, a German limited liability company ("Biotec F&E," and, together with Biotec KG, "Biotec", a wholly owned subsidiary of EKI. Payment of these related party expenses has been deferred for 2 years pursuant to an amendment to a license agreement the Company entered into with Biotec in September 2004. Related party license fee and research and development expenses decreased $0.3 million to $0.0 million from $0.3 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, respectively.

      o Other research and development expenses are comprised of personnel costs, contract research with the USDA, travel and direct overhead for development and/or demonstration production. Other research and development expenses increased $0.08 million to $0.12 million from $0.04 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, respectively. The increase was due to a contract with the USDA for research and development activities.

General and Administrative Expenses. General and administrative expenses are comprised of Related party general and administrative expenses and Other general and administrative expenses. Total General and administrative expenses increased $0.5 million to $1.6 million from $1.1 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, respectively.

      o Related party general and administrative expenses are comprised primarily of the sublease of office facilities payable to the Company's major shareholder, EKI. During 2005 to date, these expenses have been offset by reimbursement by EKI for 50% of the cost of one of EarthShell's administrative staff shared by EKI. Related party general and administrative expenses were negligible for the three months ended June 30, 2005 and June 30, 2004, respectively.

      o Other general and administrative expenses are comprised of personnel costs and directors' fees, travel and direct overhead for marketing, finance and administration. Total general and administrative expenses increased approximately $0.5 million to $1.6 million from $1.1 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, respectively. The increase was due primarily to an increase in professional fees of $0.4 million, comprised of an increase in legal fees of approximately $0.1 million due to the increase in activity surrounding financing and restructuring of the Company's licensing agreements and an increase of investor relations fees of approximately $0.3 million. The accrued investor relations fees are expected to be paid in stock at the end of a one year contract. In addition, the Company accrued a penalty of approximately $0.16 million as a result of the Company's failure to timely file a registration statement related to settlements reached with respect to the Company's then outstanding debentures in late 2004. Also, in June of 2005, the Company awarded each of the directors of the Company 10,000 restricted shares of the Company's common stock in recognition of the fact that the directors' cash compensation during the prior year had been deferred. The value of these awards was determined to be approximately $0.15 million and was a non-cash expense. These expense increases were partially offset by a translation gain of approximately $0.16 million on the Company's German subsidiary, PolarCup EarthShell GmbH; a reduction in salaries of approximately $0.06 million; accounts payable settlement gains of approximately $0.03 million; and a reduction in business insurance costs of approximately $0.02 million. The settlement gains were the result of a continuing effort by the Company to satisfy creditors of certain outstanding aged invoices.

Interest Expense. Interest expense is comprised of Related party interest expense and Other interest expense.

      o Related party interest expense decreased approximately $0.04 million to $0.1 from $0.14 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. In 2004, Related party interest expense consisted primarily of interest accruing on $2.7 million in notes advanced to the Company by EKI. In the 4th quarter, these loans were converted to EarthShell common stock at $3 per share and the accrued interest was converted to common stock at $4 per share. As a result, in 2005, there has been no further accrual of related party interest. However, during the 2nd quarter, the Company issued to EKI 44,387 additional shares of EarthShell common stock pursuant to the conversion agreement entered into in the 4th quarter 2004 wherein accrued but unpaid interest on loans advanced to the Company were converted to stock at $4 per share. The additional shares were issued to reduce the conversion price to $3 per share. The $.1 million related party interest expense recorded in 2nd quarter 2004 is the value of the additional shares which was a non-cash item.

      o Other interest expense decreased $0.07 million to $0.14 million from $0.21 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, respectively. Other interest expense in 2004 was comprised primarily of interest accrued on the then outstanding debentures. In the 4th quarter of 2004, these debentures were settled and retired and interest ceased to accrue. Offsetting this decrease in interest expense, in March 2005, the Company entered into loan agreements with Cornell Capital. Interest expense on the Cornell Capital Partners notes will accrue at the rate of approximately $0.06 per quarter until the notes have been paid in full. In addition, beginning in late 2004, the Company entered into payment plans to settle a number of aged payable accounts. Interest is accruing on these accounts.

Gain on Sales of Property and Equipment. The Company realized a gain of approximately $0.02 million in the three months ended June 30, 2005 upon the sale of non-essential machine shop equipment and excess office furniture and equipment over their net book value, all of which was fully depreciated.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2004.

The Company's net loss decreased approximately $1.4 million to $2.9 million from $4.3 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, respectively.

Revenues. The Company recorded an increase of revenues of approximately $0.1 million to $0.13 million from $0.03 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, respectively. These revenues are a result of the amortization of technology fees received during 2004 in connection with the granting of certain license agreements. In the second quarter of 2004, $500,000 of a total of $2 million technology payable was received in connection with a sublicense agreement granted to MBS. In the 4th quarter of 2004, a technology fee of $1 million was received in connection with a sublicense agreement granted to EarthShell Hidalgo. These technology fees have been amortized over the ten year term of the agreements. As reported by the Company in a Form 8-K filed with the SEC on June 23, 2005, the MBS sublicense agreement was terminated in June 2005 and the unamortized portion of the technology fee was returned to MBS. The amortization of the remaining EarthShell Hidalgo technology fee will result in the recognition of $0.1 million in revenues per year during the life of the agreement.

Research and Development Expenses. Total research and development expenses are comprised of Related party license fee and research and development expenses and Other research and development expenses. Total research and development expenses for the development of EarthShell Packaging(R) decreased approximately $0.7 million to $0.2 million from $0.9 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, respectively, primarily due to the termination of the Related party minimum monthly payment in September 2005.

      o Related party license fee and research and development expenses were primarily comprised, through September 1, 2004, of the $100,000 monthly licensing fee for the use of the EarthShell Technology and technical services, both of which were payable to EKI, a stockholder of the Company, or bio-tec Biologische Naturverpackungen GmbH & Co. KG, a German limited liability company ("Biotec KG"), and bio-tec Biologische Naturverpackungen Forschungs und Entwicklungs GmbH, a German limited liability company ("Biotec F&E," and, together with Biotec KG, "Biotec", a wholly owned subsidiary of EKI. Payment of these related party expenses has been deferred for two years pursuant to an amendment to the Biotec license agreement entered into in September 2004. Related party license fee and research and development expenses decreased $0.6 million to $0.0 million from $0.6 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, respectively.

      o Other research and development expenses are comprised of personnel costs, contract research with the USDA, travel and direct overhead for development and/or demonstration production, and consulting services for development work. Other research and development expenses decreased approximately $0.04 million to $0.22 million from $0.26 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, respectively. The reduction was due primarily to the outsourcing of technical personnel and the outsourcing of technical support activities during 2004.

General and Administrative Expenses. General and administrative expenses are comprised of Related party general and administrative expenses and Other general and administrative expenses. Total General and administrative expenses increased approximately $0.4 million to $2.6 million from $2.2 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, respectively.

      o Related party general and administrative expenses are comprised primarily of the sublease of office facilities from the Company's major shareholder, EKI. During 2005 to date, these expenses have been offset by reimbursement by EKI for 50% of the cost of one of EarthShell's administrative staff shared by EKI. Related party general and administrative expenses have been approximately $0 for each of six months ended June 30, 2005 and 2004, respectively.

      o Other general and administrative expenses are comprised of personnel costs and directors' fees, travel and direct overhead for marketing, finance and administration. Total general and administrative expenses increased $0.4 million to $2.6 million from $2.2 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, respectively. The increase was due primarily to an an increase of investor relations fees of approximately $0.3 million. The accrued investor relations fees will be paid in stock at the end of a one year contract. In addition, the Company has accrued a penalty of approximately $0.3 million as a result of the Company's failure to timely file a registration statement related to the debenture settlements reached in late 2004. Also, in June of 2005, the Company awarded the directors of the Company each 10,000 restricted shares of the Company's common stock in recognition of the fact that the directors' cash compensation during the prior year had been deferred. The value of these awards was determined to be approximately $0.15 million and was a non-cash expense. These expense increases were partially offset by a translation gain of approximately $0.2 million on the Company's German subsidiary, PolarCup EarthShell GmbH; a reduction in salaries of approximately $0.09 million; accounts payable settlement gains of approximately $0.05 million; and a reduction in business insurance costs of approximately $0.07 million. The settlement gains were the result of a continuing effort by the Company to satisfy creditors of certain outstanding aged invoices.

Interest Expense. Interest expense is comprised of Related party interest expense and Other interest expense.

      o Related party interest expense decreased $0.17 million to $0.1 million from $0.28 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, respectively. In 2004, Related party interest expense consisted primarily of interest accruing on $2.7 million in notes advanced to the Company by EKI. In the 4th quarter, these loans were converted to EarthShell common stock at $3 per share and the accrued interest was converted to common stock at $4 per share. As a result, in 2005, there has been no further accrual of related party interest. However, during the 2nd quarter, the Company issued to EKI 44,387 additional shares of EarthShell common stock pursuant to the conversion agreement entered into in the 4th quarter 2004 wherein accrued but unpaid interest on loans advanced to the Company were converted to stock at $4 per share. The additional shares were issued to reduce the conversion price to $3 per share. The $.1 million related party interest expense recorded in 2nd quarter 2004 is the value of the additional shares which was a non-cash item. The Company does not anticipate on-going Related party interest expense.

      o Other interest expense decreased $0.26 million to $0.16 million from $0.42 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, respectively. Other interest expense for the six months ended June 30, 2004 was primarily composed of accretion of the discount on the 2006 Debentures and interest accrued on the 2006 Debentures. During the 4th quarter 2004, the Company entered into agreements with the holders of all $6.8 million outstanding principal amount of its 2006 Debentures to settle its obligations and converted and retired the debentures and all accrued but unpaid interest, satisfying its obligations in full. Subsequent to December 31, 2004, there will be no Other interest expense for the 2006 Debentures. Offsetting this decrease in interest expense, in March 2005, the Company entered into loan agreements with Cornell Capital. Other interest expense for the six months ended June 30, 2005 is primarily composed of interest and accretion of the discount on the Cornell Capital Partners promissory notes. Interest expense on the Cornell Capital Partners notes will accrue at the rate of approximately $0.06 per quarter until the notes have been paid in full. In addition, beginning in late 2004, the Company entered into payment plans to settle a number of aged payable accounts with interest accruing on these accounts.

Gain on Sales of Property and Equipment. The Company realized a gain of approximately $0.02 million in the six months ended June 30, 2005 upon the sale of non-essential machine shop equipment and excess office furniture and equipment over their net book value, most of which was fully depreciated. This reflected a decrease of $0.13 million to $0.02 million from $0.15 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, respectively. The decrease is due to the fact that the Company was downsizing through 2004 and disposed of surplus equipment during that period.

Premium Due to Debenture Default. At June 30, 2004, the Company was in non-compliance with certain covenants of the 2006 Debentures. Two of the debenture holders, including the debenture holder with the largest ownership position, notified the Company in writing that the Company was in default and requested that the Company repurchase the entire principal amount of the 2006 Debentures held at the price specified in the debenture, along with any accrued and unpaid interest. The debenture contained a provision for repurchase of the debenture at a premium if the repurchase was due to an event of default. Therefore, in the second quarter 2004, the Company accrued approximately $0.7 million of the repurchase premium specified in the debenture. This amount was also included in the current liabilities account "Convertible debentures" of the June 30, 2004 balance sheet. The 2006 Debentures were retired in the 4th quarter of 2004 and no expense is recorded in 2005.

LIQUIDITY AND CAPITAL RESOURCES AT JUNE 30, 2005

Cash Flow. The Company's principal use of cash for the six months ended June 30, 2005 was to fund operations. Net cash used in operations was approximately $1.9 million for the six months ended June 30, 2005, compared to $1.7 million for the six months ended June 30, 2004. As of June 30, 2005 the Company had cash and cash equivalents totaling approximately $0.4 million and a working capital deficit of approximately $10.1 million. These factors, along with others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

Capital Requirements. The Company made no capital expenditures during the six months ended June 30, 2005, and the Company does not expect to make significant capital expenditures in the year 2005.

Sources of Capital. In March 2005, the Company entered into a promissory note and Security Agreement with Cornell Capital Partners. Pursuant to the Security Agreement, the Company issued promissory notes to Cornell Capital Partners in the original principal amount of $2.5 million. The $2.5 million was disbursed as follows: $1,150,000 was disbursed on March 28, 2005 and on May 23, 2005 the remaining $1,350,000 was issued in a second closing. After origination costs, the Company realized approximately $2.1 million of net proceeds. The promissory notes are secured by the assets of the Company and shares of stock of another entity pledged by an affiliate of that entity. In addition, the Company pledged to the lender 100 shares of Series B convertible preferred stock which are convertible in the event of default into approximately $3.3 million shares of the Company's common stock. The promissory notes have a one-year term and accrue interest at 12% per year (see "Notes to the Condensed Consolidated Financial Statements - Financing").

Also in March 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of common stock for a total aggregate purchase price of up to $10.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay the Company 98% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. The price paid by Cornell Capital Partners for the Company's stock shall be determined as of the date of each individual request for an advance under the Standby Equity Distribution Agreement. Cornell Capital Partners will also retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partners' obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company's registration statement for shares of common stock sold under the Standby Equity Distribution Agreement being declared effective by the Securities and Exchange Commission and is limited to $500,000 per weekly advance. On June 9, 2005 the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission to register the shares of EarthShell common stock underlying this transaction.

The Company also expects to generate cash in the remaining part of 2005 through technology fees from licensees and through the issuance of debt or equity securities. During 2004, the Company entered into license agreements for which it received a total of $1.5 million cash in technology fees. The Company expects to receive additional technology fees in connection with the granting of additional new licenses during the year. In addition, the Company expects to begin generating royalty revenues later in the year.

The Company believes that the technology fees from licensing activities, combined with the above described borrowing will be sufficient to fund its operations through the year ending December 31, 2005. If the Company is not successful at generating technology fees during the year, the Company may have to raise additional funds to meet its current obligations and to cover operating expenses. If the Company is not successful in raising additional capital it may not be able to continue as a going concern. Management plans to address this need by raising cash through either the issuance of debt or equity securities, including the issuance of common stock pursuant to the Standby Equity Distribution Agreement. However, the Company cannot assure that it will receive any royalty payments in 2005, and it cannot assure that additional financing will be available to it, or, if available, that the terms will be satisfactory. Management will also continue in its efforts to reduce expenses, but cannot assure that it will be able to reduce expenses below current levels.

Off-Balance Sheet Arrangements. The Company does not have any off-balance sheet arrangements as of June 30, 2005 and has not entered into any transactions involving unconsolidated, limited purpose entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's treasury function controls all decisions and commitments regarding cash management and financing arrangements. Treasury operations are conducted within a framework that has been authorized by the board of directors.

The Company is exposed to interest rate risk on its fixed rate long-term working capital loans. As of June 30, 2005, the principal amount of these long-term fixed rate debt obligations totaled approximately $2.5 million. The working capital loans bear interest at a fixed rate of 12% per annum. While generally an increase in market interest rates will decrease the value of this debt, and decreases in rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of the substantial majority of this debt as there is no active public market for this debt.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report on Form 10-Q (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and
(ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In arriving at this determination, the Company's Chief Executive Officer and Chief Financial Officer noted, in particular, that during the fourth quarter of 2004, the Company's Controller resigned (and has not been replaced to date) leaving the Company without a sufficient number of accounting personnel. As a result, the Company has had some difficulty accumulating and processing material information and disclosing that information to the public in the time periods required by the SEC's rules. The Company has been addressing this issue by conducting an active and ongoing search for additional accounting personnel, including a Controller to replace the Company's former Controller.

Changes in internal control over financial reporting. No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As disclosed in Amendment No. 2 to the Company's Annual Report on Form 10-K filed with the SEC on May 3, 2005, the Company's assessment of its internal control over financial reporting identified three material weaknesses. The Company has been addressing each of the material weaknesses identified and disclosed in the Company's Form 10-K/A. It has conducted an active and ongoing search for additional accounting personnel, including a Controller to replace the Company's former Controller. In addition, it is developing and implementing improved policies and procedures over its information systems to correct the identified weaknesses.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

The Company granted to its chairman of the Board of Directors (and majority beneficial stockholder) a warrant to purchase one million shares of the Company's common stock at $3 per share in consideration of the stockholder's continued support of the Company since its inception and providing bridge loans from time to time. The warrant was originally issued on May 5, 2005. However, it was issued in error to EKI, the Company's largest shareholder, which is beneficially owned by Essam Khashoggi, the Company's Chairman. On August 12, 2005, the warrant was canceled and a new warrant was issued in the name of Essam Khashoggi the beneficial owner of EKI. The terms of the warrant remain unchanged. The warrant expires in May of 2015.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report:

Exhibit
Number      Description
-------     -----------

  3.1       Amended and Restated Bylaws of the Company as of November 3, 1997.

  10.1 Agreement and Plan of Merger among EarthShell Corporation, EarthShell Triangle, Inc., Renewable Products, Inc. and Renewable Products LLC dated June 17, 2005.

  10.2 Letter dated June 8, 2005 terminating the Sublicense Agreement dated May 13, 2004 between EarthShell Corporation and Meridian Business Solutions Ltd.

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

  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized August 15, 2005.

August 15, 2005                        EARTHSHELL CORPORATION

                                       By: /s/ D. Scott Houston
                                           -------------------------------------
                                       Name: D. Scott Houston,
                                       Title: Chief Financial Officer