Form 10-Q
period 2005-09-30
EARTHSHELL CORP
filed 2005-11-15
CIK 911801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 2005

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


                           1301 YORK ROAD, SUITE 200,
                              LUTHERVILLE, MD 21093
               (Address of principal executive office) (Zip Code)


                                 (410) 847-9420
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

The number of shares outstanding of the Registrant's Common Stock as of November 4, 2005 is 18,602,119

                             EARTHSHELL CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

       INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


PART I. FINANCIAL INFORMATION

   Item 1. Condensed Consolidated Financial Statements                                Page

         a)    Condensed  Consolidated  Balance  Sheets as of September 30,
               2005(unaudited) and December 31, 2004 ................................ 2

         b)    Condensed Consolidated Statements of Operations for the three and nine months  periods  ended  September 30, 2005 and September 30,
               2004 (unaudited)...................................................... 3

         c)    Condensed Consolidated  Statements of Cash Flows for
               the nine months ended September 30, 2005 and September 30, 2004
               (unaudited) .......................................................... 4

         d)    Notes to Condensed Consolidated Financial Statements
               (unaudited) .......................................................... 5

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations .............................................. 8

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............. 13

   Item 4.   Controls and Procedures ................................................ 13

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings....................................................... 14

   Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
             of Equity Securities.................................................... 14

   Item 3.   Defaults Upon Senior Securities......................................... 14

   Item 4.   Submission of Matters to a Vote of Security Holders..................... 14

   Item 5.   Other Information....................................................... 14

   Item 6    Exhibits ............................................................... 15

SIGNATURE............................................................................ 16

                             EARTHSHELL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   SEPTEMBER 30,      DECEMBER 31,
                                                        2005            2004
                                                   -------------    -------------
                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS
      Cash and cash equivalents ................   $      40,503    $     272,371
      Prepaid expenses and other current assets          102,607          201,467
                                                   -------------    -------------
           Total current assets ................         143,110          473,838

PROPERTY AND EQUIPMENT, NET ....................              --            9,037
EQUIPMENT HELD FOR SALE ........................               1                1

                                                   -------------    -------------
TOTALS .........................................   $     143,111    $     482,876
                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Accounts payable and accrued expenses ....   $   5,865,929    $   3,899,526
      Current portion of settlements ...........         344,845          313,743
      Current portion of deferred revenues .....         100,000          300,000
      Contingent settlement ....................       2,375,000        2,375,000
      Note payable .............................       2,196,550               --
      Payable to a related party ...............         837,146          875,000
                                                   -------------    -------------
                 Total current liabilities .....      11,719,470        7,763,269

LONG-TERM PORTION OF DEFERRED REVENUES .........         812,500        1,062,500
OTHER LONG-TERM LIABILITIES ....................         173,366          412,192
                                                   -------------    -------------
           Total liabilities ...................      12,705,336        9,237,961

STOCKHOLDERS' DEFICIT
Preferred Stock, $.01 par value, 10,000,000 shares authorized; 9,170,000 Series A shares designated: no shares issued and outstanding as September 30, 2005 and December 31 2004; 100 Series B shares designated and issued as of September 30, 2005 as collateral for Note payable

Common Stock, $.01 par value, 40,000,000
  shares authorized: 18,602,119 and
  18,234,615 shares issued and outstanding
  as of September 30, 2005 and December 31 2004,
  respectively..................................         186,021          182,346
Additional paid-in common capital ..............     313,933,470      313,196,905
Accumulated deficit.............................    (326,440,627)    (321,607,782)
Less note receivable for stock .................        (183,333)        (500,000)
Accumulated other comprehensive loss ...........         (57,756)         (26,554)
                                                   -------------    -------------
      Total stockholders' deficit ..............     (12,562,225)      (8,755,085)
                                                   -------------    -------------

TOTALS .........................................   $     143,111    $     482,876
                                                   =============    =============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             EARTHSHELL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             FOR THE                     FOR THE
                                                           THREE MONTHS                  NINE MONTHS
                                                       ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                 ----------------------------    -----------------------------
                                                      2005           2004            2005               2004
                                                 ------------    ------------    ------------    ------------
Revenues                                         $     25,000    $     50,000    $    158,333    $     75,000

Operating Expenses
    Related party license fee and research and
         development expenses                              --         200,000              --         800,000
    Other research and development expenses           110,628          64,121         333,406         329,572
    Related party general and administrative
         expenses (reimbursements), net                (2,227)             --          (5,867)             --
    Other general and administrative expenses       1,603,577          99,162       4,213,578       2,344,133
    Depreciation and amortization                         558           3,164           2,233          41,735
    (Gain)/Loss on sales of property and
         equipment                                        803         (14,785)        (22,902)       (168,320)
                                                 ------------    ------------    ------------    ------------
        Total operating expenses                    1,713,339         351,662       4,520,448       3,347,120

Operating Loss                                      1,688,339         301,662       4,362,115       3,272,120

Other (Income) Expenses
    Interest income                                    (1,112)           (705)         (3,864)         (3,476)
    Related party interest expense                         --         131,030         101,314         406,895
    Other interest expense                            206,655         205,121         372,480         628,406
    Premium due to debenture default                       --       1,008,823              --       1,672,426
                                                 ------------    ------------    ------------    ------------
Loss Before Income Taxes                            1,893,882       1,645,931       4,832,045       5,976,371

Income taxes                                               --              --             800             800
                                                 ------------    ------------    ------------    ------------
Net Loss                                         $  1,893,882    $  1,645,931    $  4,832,845    $  5,977,171
                                                 ============    ============    ============    ============

Basic and Diluted Loss Per Common Share          $       0.10    $       0.12    $       0.26    $       0.42

Weighted Average Number of Common Shares
     Outstanding                                   18,507,916      14,223,402      18,385,325      14,160,674

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             EARTHSHELL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                             --------------------------
                                                                                 2005           2004
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .................................................................   $(4,832,845)   $(5,977,171)
Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and amortization ..........................................         2,233         41,736
  Compensation related to issuance of stock, stock options, warrants, and
     restricted stock to directors, consultants, and officers ............       251,692             --
  Amortization and accretion of note issue costs .........................       234,744        592,316
  Premium due to debenture default........................................            --      1,672,426
  (Gain) Loss on sales of property and equipment .........................       (22,902)      (168,320)
  Deferred revenues ......................................................      (158,333)       425,000
  Other non-cash expense items ...........................................      (198,110)        19,865
Changes in operating assets and liabilities
  Prepaid expenses and other current assets ..............................        98,860         70,157
  Accounts payable and accrued expenses ..................................     1,990,416       (266,883)
  Payables to related party ..............................................       (37,854)     1,131,014
  Other long-term liabilities ............................................            --        145,793
                                                                             -----------    -----------
     Net cash used in operating activities ...............................    (2,672,099)    (2,314,067)
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and equipment ............................        29,706        187,570
Purchases of property and equipment ......................................                       (8,729)
                                                                             -----------    -----------
     Net cash provided by investing activities ...........................        29,706        178,841
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock ...................................       528,788        504,097
Common stock issuance costs ..............................................                     (117,342)
Repayment of convertible debentures ......................................                     (110,294)
Proceeds from issuance of notes payable to related party .................       322,000        136,000
Repayment of notes payable to related party ..............................      (322,000)            --
Principal payments on settlements ........................................      (207,724)            --
Proceeds from issuance of note payable ...................................     2,500,000             --
Note payable issuance costs ..............................................      (402,500)            --
                                                                             -----------    -----------
     Net cash provided by financing activities ...........................     2,418,564        412,461
                                                                             -----------    -----------

Effect of exchange rate changes on cash and cash equivalents .............        (8,039)            64
                                                                             -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................      (231,868)    (1,722,701)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................       272,371      1,901,639
                                                                             -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................................   $    40,503    $   178,938
                                                                             ===========    ===========

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                     -----------------------
                                                        2005         2004
                                                     ----------   ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
    Income taxes ...............................     $      800   $      800
    Interest ...................................         12,619        9,220
Transfer of property to EKI ....................             --       78,409
Conversion of convertible debentures into common stock       --      174,632
Interest paid in common stock ..................             --        4,097


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In March of 2005, in consideration for a loan guarantee, the Company issued warrants to Benton Wilcoxon to purchase 65,000 shares of common stock of the Company at an exercise price of $3.00 per share. The warrants expire on March 23, 2008. Using the Black-Scholes pricing model, the warrants are valued at $34,980. In addition, the Company granted to Mr. Wilcoxon a right of first refusal to enter into a license agreement for certain of its technology in certain Asian territories.

Also in March of 2005, in consideration for consulting services rendered in connection with the Company obtaining financing, the Company issued a warrant to Douglas Metz for 80,000 shares of common stock of the Company at an exercise price of $3.00 per share. The warrant expires on March 23, 2008. Using the Black-Scholes pricing model, the warrant is valued at $43,048.

In May 2005, the Company issued a warrant to Cornell Capital Partners (CCP) to purchase 625,000 shares of common stock of the Company. The warrant expires on the later of: (a) May 26, 2006 or (b) the date sixty days after the date the $2,500,000 in promissory notes issued to Cornell Capital are fully repaid. The warrant has an exercise price of $4.00 per share of common stock. Using the Black-Scholes pricing model, the warrant is valued at $47,345.

In August 2005, the Company issued a warrant to Cornell Capital Partners to purchase 50,000 shares of common stock of the Company in consideration for consolidating the two CCP promissory notes and extending the date upon which amortization and repayment of the notes is to begin. The warrant expires on the later of: (a) May 26, 2006 or (b) the date sixty days after the date the $2,500,000 in promissory notes issued to Cornell Capital are fully repaid. The warrant has an exercise price of $4.00 per share of common stock. Using the Black-Scholes pricing model, the warrant is valued at $3,788

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             EARTHSHELL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005

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

BASIS OF PRESENTATION OF FINANCIAL INFORMATION

The foregoing interim financial information is unaudited and has been prepared from the books and records of EarthShell Corporation. EarthShell Corporation's consolidated financial statements include the accounts of its wholly-owned subsidiary, PolarCup EarthShell GmbH. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States. All such adjustments were of a normal recurring nature for interim financial reporting. Results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of results that will occur for the year ending December 31, 2005.

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

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception, has minimal revenues and has a working capital deficit of $ 11,576,360 at September 30, 2005. These factors, along with others, indicate substantial doubt that the Company may be unable to continue as a going concern for a reasonable period of time (see "Critical Accounting Policies - Going Concern Basis").

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

PROPERTY AND EQUIPMENT AND EQUIPMENT HELD FOR SALE

The cost and accumulated depreciation of property and equipment and equipment held for sale at September 30, 2005 and December 31, 2004 were as follows:


                                                  SEPTEMBER 30,     DECEMBER 31,
                                                       2005            2004
                                                   -----------     -----------
Total office furniture and equipment ...........       146,157         245,274
Less:  Accumulated depreciation and amortization      (146,157)       (236,237)
                                                      ---------       ---------
Property and equipment - net ...................   $        --     $     9,037
                                                   ===========     ===========
Equipment held for sale ........................   $         1     $         1
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

                                                         NINE MONTHS
                                                     ENDED SEPTEMBER 30,
                                                  -------------------------
                                                      2005         2004
                                                  -----------   -----------
Net Loss as reported ..........................   $ 4,832,845   $ 5,977,171
Deduct: Stock-based employee compensation
   expense included in reported net loss, net
   of tax .....................................            --            --
Add: Total stock-based employee compensation
   determined under fair value based method
   for all awards, net of tax
   Relates primarily to warrants issued to
   executive officers .........................   $ 2,327,367   $   488,899
                                                  -----------   -----------

Pro forma net loss ............................   $ 7,160,212   $ 6,466,070

  Basic and diluted loss per common share
   As reported ................................   $      0.26   $      0.42
   Pro forma ..................................   $      0.39   $      0.46


FINANCING

      On March 23, 2005, the Company entered into a promissory note and Security Agreement with Cornell Capital Partners, LP ("Cornell Capital Partners"). The Company issued promissory notes to Cornell Capital Partners in the original principal amount of $2,500,000. The $2,500,000 was disbursed as follows:
$1,150,000 on March 28, 2005 and the remaining $1,350,000 was disbursed on May 27, 2005. The promissory notes are secured by the assets of the Company and shares of stock of another entity pledged by an affiliate of that entity. The Company also issued and placed in escrow for the benefit of the lender 100 shares of a newly designated Series B convertible preferred stock. In the event the Company defaults on its obligation to repay the promissory notes to Cornell Capital Partners, Cornell would have the right to receive the shares and to convert each share into 33,333 shares of the Company's common stock. The promissory notes have a one-year term and accrue interest at 12% per year. In connection with the financing with Cornell Capital Partners, the Company issued a warrant to Cornell Capital Partners to purchase 625,000 shares of common stock of the Company. The warrant expires on the later of: (a) May 26, 2006 or (b) the date sixty days after the date the $2,500,000 in promissory notes issued to Cornell Capital Partners are fully repaid. The warrant has an exercise price of $4.00 per share of common stock. The first installment payment on the promissory notes was due on July 25, 2005. In August 2005 Cornell Capital Partners agreed to consolidate the two notes and to defer the commencement of repayment installments until October 1, 2005. In consideration of this modification to the promissory notes, the Company issued a warrant to Cornell Capital Partners to purchase 50,000 shares of common stock of the Company. The warrant expires on the later of: (a) May 26, 2006 or (b) the date sixty days after the date the $2,500,000 in promissory notes issued to Cornell Capital Partners are fully repaid. The warrant has an exercise price of $4.00 per share of common stock.

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

On March 23, 2005, EarthShell entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of common stock for a total aggregate purchase price of up to $10.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay the Company 98% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. The price to be paid by Cornell Capital Partners for the Company's stock shall be determined as of the date of each individual request for an advance under the Standby Equity Distribution
Agreement. Cornell Capital Partners will also retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partners' obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company's registration statement for the offer and sale by Cornell Capital Partners of the shares of common stock sold under the Standby Equity Distribution Agreement becoming effective, and is limited to $500,000 per weekly advance. In connection with the Standby Equity Distribution Agreement, Cornell Capital Partners received a one-time commitment fee in the form of 143,550 shares of common stock. On June 9, 2005 the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission to register the shares of EarthShell common stock underlying this transaction, including the shares of common stock received as a commitment fee. On September 27, 2005, the registration statement was withdrawn. The Company continues to work with Cornell Capital Partners to restructure the transactions.

      In August 2005, the Company entered into an agreement with EarthShell Asia, Limited, ("EA") in connection witht he granting of certain licenses to use EarthShell technology for various applications in certain ASEAN territories. Shortly after executing this letter agreement, both the Company and EA decided to restructure the transaction. As part of this transaction, the Company may receive a total of up to $2.6 million from a combination of prepaid technology fees (up to $1.7 million) and the sale of up to 300,000 shares of its common stock and one million warrants to purchase shares of the Company's common stock at $4 per share. The realization of the full potential of the transction is dependent on the Company successfully demonstrating the commercial viability of its technology in certain new applications. The Company received %500,000 from EA as an initial partial payment and has agreed to issue 166,667 shares of its common stock in connection with this payment. Additional definitive agreements have not yet been entered into.

      Subsequent to September 30, 2005, EarthShell Corporation, a Delaware corporation (the "Company") issued a Promissory Note (the "Note") to E. Khashoggi Industries, Inc, LLC, a Delaware limited liability company ("EKI"), in the principal amount of $1,000,000. Under the terms of the Note dated October 11, 2005, EKI will advance the Company the following sums on the following dates, or a lesser amount as the Company requests in writing:

                        Amount            Date of Funding
                        ------            ---------------
                       $350,000           October 12, 2005
                       $250,000           October 31, 2005
                       $250,000           November 30, 2005
                       $150,000           December 31, 2005

      Notwithstanding the funding schedule described above, if, on or before any of the above funding dates, the Company receives a total of $3 million in aggregate net cash proceeds from any combination of financing transaction, equity contribution, sale, licensing or sublicensing of assets or the provision of services (including, without limitation, advanced royalty payments, proceeds from the sale of the Company's common stock and fees for technical services rendered to third parties, but excluding any proceeds advanced under the Note), EKI is not obligated to advance any additional funds to the Company, including the funds that were to be advanced at the next funding date.

      Interest accrues on the principal balance of the Note at a variable per annum rate, as of any date of determination, that is equal to the rate published in the "Money Rates" section of The Wall Street Journal as being the "Prime Rate", compounded monthly. All accrued but unpaid interest and outstanding principal is due and payable on the earliest to occur of the following: (i) the second (2nd) anniversary of the date of the Note; (ii) five (5) days following the date the Company has received $3 million or more in aggregate net cash proceeds from all financing transactions, equity contributions, and transactions relating to the sale, licensing, sublicensing or disposition of assets or the provision of services (including advance royalty payments, proceeds from the sale of the Company's common stock and fees for technological services rendered to third parties), measured from the date of the Note and not taking into account the proceeds advanced under the Note; or (iii) the occurrence of an Event of Default (as defined in the Note).

On October 11, 2005, the Company entered into a Debt Conversion and Mutual Release Agreement (the "Agreement") with EKI. Pursuant to the Agreement, the Company and EKI agreed that a receivable in an amount equal to $837,145.69 (previously owed to bio-Tec Biologische Naturverpackunger GmbH & Co.KG, a former, wholly-owned subsidiary of EKI ("Biotec"), which receivable amount was subsequently assigned to EKI) will be converted into 279,048 shares of common stock of the Company. The conversion price equals $3.00 per share. Pursuant to this Agreement, the Company and EKI released each other from any and all claims in connection with the receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Information contained in this Quarterly Report on Form 10-Q, including but not limited to "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," or "continue," or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial results to differ substantially from those anticipated by management that are described herein. Investors should carefully review the risk factors set forth in other Company reports or documents filed with the Securities and Exchange Commission, including Forms 10-Q, 10-K, and 8-K. Factors influencing the Company's operating performance and financial results include, but are not limited to, the performance of licensees, changes in the general economy, the availability of financing, governmental regulations concerning, but not limited to, environmental issues, and other risks and unforeseen circumstances affecting the Company's business. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K/A - Amendment No. 3 for the fiscal year ended December 31, 2004.

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

Going Concern Basis. The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception, has minimal revenues and has a working capital deficit of $11,576,360 at September 30, 2005. These factors, along with others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company will have to raise additional funds to meet its current obligations and to cover operating expenses through the year ending December 31, 2005. If the Company is not successful in raising additional capital it may not be able to continue as a going concern. Management plans to address this need by raising cash through either the issuance of debt or equity securities. In March and May 2005, the Company secured loans totaling $2.5 million and also entered into a Standby Equity Distribution Agreement where the Company has the right, upon registration of shares of its common stock, to require an institutional investor to purchase shares of the Company's common stock from time to time at the Company's discretion. Additionally, in October 2005, the Company received a commitment for up to $1.0 million in loans from EKI, and the Company has borrowed $600,000 to date. However, the Company cannot assure that additional financing will be available to it, or, if available, that the terms will be satisfactory. The Company also cannot assure that it will receive any further technology fee payments in 2005 pursuant to any sublicense agreement. Management plans to continue in its efforts to minimize expenses, but cannot assure that it will be able to reduce expenses below current levels. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or readily determinable and collectibility is probable. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," (SAB 104). EarthShell's revenues consist of technology fees that are recognized ratably over the life of the related agreements and royalties based on product sales by licensees that are recognized in the quarter that the licensee reports the sales.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

The Company's net loss increased $0.2 million to $1.9 million from $1.7 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, respectively.

REVENUES. The Company's revenues decreased $.02 million to $0.03 million from $.05 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. These revenues are a result of the amortization of technology fees received during 2004 in connection with the granting of certain license agreements. In the third quarter of 2004, $500,000 of a total of $2 million technology payable was received in connection with a sublicense agreement granted to Meridian Business Solutions (MBS). In the 4th quarter of 2004, a technology fee of $1 million was received in connection with a sublicense agreement granted to EarthShell Hidalgo. These technology fees have been amortized over the ten year term of the sublicense agreements. The decrease in revenues is due to the termination of the sublicense to MBS. The MBS sublicense agreement was terminated in June 2005 and the unamortized portion of the technology fee was returned to MBS. The amortization of the remaining EarthShell Hidalgo technology fee will result in the recognition of $0.1 million in revenues per year during the life of the agreement.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses are comprised of Related party license fee and research and development expenses and Other research and development expenses. Total research and development expenses for the development of EarthShell Packaging(R) decreased $0.15 million to $0.11 million from $0.26 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

o Related party license fee and research and development expenses were comprised, through September 1, 2004, of a $100,000 minimum monthly payment to retain exclusive use of the Biotec Technology for food service disposable packaging as well as payment for technical services, both of which are payable to EKI, a stockholder of the Company, or affiliates of EKI. The accrual of the minimum monthly payment was halted for two years beginning in September 2004 pursuant to an amendment to the Company's license agreement with Biotec. Subsequently, the minimum monthly payment to retain exclusivity was completely eliminated pursuant to an Amended and Restated License Agreement with Biotec, dated August 31, 2005. Biotec is no longer an affiliate of EKI. Related party license fee and research and development expenses decreased $0.2 million to $0.0 million for the three months ended September 30, 2005 compared to $0.2 million for the three months ended September 30, 2004, respectively.

o Other research and development expenses are comprised of personnel costs, contract research with the USDA, travel and direct overhead for development and/or demonstration production. Other research and development expenses increased $0.05 million to $0.11 million from $0.06 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, respectively. The increase was due to an increase in the contract with the USDA for research and development activities.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses are comprised of Related party general and administrative expenses and Other general and administrative expenses. Total General and administrative expenses increased $1.5 million to $1.6 million from $.1 million for the three months ended
September 30, 2005 compared to the three months ended September 30, 2004, respectively.

o Related party general and administrative expenses are comprised primarily of the sublease of office facilities payable to the Company's major shareholder, EKI. During 2005 to date, these expenses have been offset by reimbursement by EKI for 50% of the cost of one of EarthShell's administrative staff shared by EKI. Related party general and administrative expenses were negligible for the three months ended September 30, 2005 and September 30, 2004, respectively.

o Other general and administrative expenses are comprised of personnel costs and directors' fees, travel and direct overhead for marketing, finance and administration. Total general and administrative expenses increased approximately $1.5 million to $1.6 million from $0.1 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, respectively. The increase was due primarily to the non-recurrence of a one time $.5 million credit in 2004 resulting from the settlement of a property tax dispute. In addition, professional fees increased $.6 million due to the accrual of investor relations fees of $.3 million and a $.3 million increase in legal costs primarily associated with financing transactions. In addition, the Company accrued a penalty in the quarter of approximately $.2 million as a result of the Company's failure to timely file a registration statement related to settlements reached with respect to the Company's then outstanding debentures in late 2004. Also, salaries and wages increased $.2 million due primarily to the accrual of deferred compensation in 2005 for executive salaries that were voluntarily reduced in 2004.

INTEREST EXPENSE. Interest expense is comprised of Related party interest expense and Other interest expense.

o Related party interest expense decreased approximately $0.13 million to $0.0 from $0.13 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. In 2004, Related party interest expense consisted primarily of interest accruing on $2.7 million in notes advanced to the Company by EKI. In the 4th quarter of 2004, these loans were converted to EarthShell common stock at $3 per share and the accrued interest was converted to common stock at $4 per share. As a result, in 2005, there has been no further accrual of related party interest. Beginning in the 4th quarter of 2005, the Company expects to begin to accrue related party interest again due to the issuance of a new note to EKI for advances up to $1 million. (see Financing).

o Other interest expense remained constant at $.2 million for the three months ended September 30, 2005 and September 30, 2004, respectively. In 2004, Other interest expense was comprised primarily of interest accrued on the then outstanding debentures. In the 4th quarter of 2004, these debentures were settled and retired and interest ceased to accrue. In March 2005, the Company entered into new loan agreements with Cornell Capital Partners. The Company is amortizing the discount on the Notes Payable to Cornell Capital Partners at the rate of about $.13 million per quarter and interest expense on the Cornell Capital Partners notes accrue at the rate of approximately $.06 million per quarter until the notes are paid in full. Finally, beginning in late 2004, the Company entered into payment plans to settle a number of aged payable accounts. Interest is accruing on these accounts at the rate of about $10,000 per quarter.

GAIN ON SALES OF PROPERTY AND EQUIPMENT. The Company had a minor gain of approximately $1,000 from the sales of property and equipment in the three months ended September 30, 2005 compared to a gain of approximately $15 thousand in the three months ended September 30, 2004 upon the sale of non-essential machine shop equipment and excess office furniture and equipment over their net book value, all of which was fully depreciated.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

The Company's net loss decreased approximately $1.2 million to $4.8 million from $6.0 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2005, respectively.

REVENUES. The Company recorded an increase of revenues of approximately $0.08 million to $0.16 million from $0.08 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, respectively. These revenues are a result of the amortization of technology fees received during 2004 in connection with the granting of certain license agreements. In the second quarter of 2004, $500,000 of a total of $2 million technology fees payable were received in connection with a sublicense agreement granted to MBS. In the 4th quarter of 2004, a technology fee of $1 million was received in connection with a sublicense agreement granted to EarthShell Hidalgo. These technology fees have been amortized over the ten year term of the agreements. The MBS sublicense agreement was terminated in June 2005 and the unamortized portion of the technology fee was returned to MBS. The amortization of the remaining EarthShell Hidalgo technology fee will result in the recognition of $0.1 million in revenues per year during the life of the agreement.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses are comprised of Related party license fee and research and development expenses and Other research and development expenses. Total research and development expenses for the development of EarthShell Packaging(R) decreased approximately $0.8 million to $0.3 million from $1.1 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, respectively, primarily due to the termination of the Related party minimum monthly payment in September 2005.

o Related party license fee and research and development expenses were primarily comprised, through September 1, 2004, of the payment of a $100,000 minimum monthly payment to retain exclusive use of the Biotec Technology for food service disposable packaging as well as payment for technical services, both of which are payable to EKI, a stockholder of the Company, or affiliates of EKI. The accrual of the minimum monthly payment was halted for two year beginning in September 2004 pursuant to an amendment to the Company's license agreement with Biotec. Subsequently, the party minimum monthly payment to retain exclusivity was completely eliminated pursuant to an Amended and Restated License Agreement with Biotec, dated August 31, 2005. Biotec is no longer an affiliate of EKI. Related party license fee and research and development expenses decreased $0.8 million to $0.0 million for the nine months ended September 30, 2005 compared to $0.8 million for the nine months ended September 30, 2004, respectively.

o Other research and development expenses are comprised of personnel costs, contract research with the USDA, travel and direct overhead for development and/or demonstration production, and consulting services for development work. Other research and development expenses remained constant at approximately $0.3 million for each of the nine months ended September 30, 2005 and September 30, 2004, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses are comprised of Related party general and administrative expenses and Other general and administrative expenses. Total General and administrative expenses increased approximately $1.9 million to $4.2 million from $2.3 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, respectively.

o Related party general and administrative expenses are comprised primarily of the sublease of office facilities from the Company's major shareholder, EKI. During 2005 to date, these expenses have been offset by reimbursement by EKI for 50% of the cost of one of EarthShell's administrative staff shared by EKI. Related party general and administrative expenses have been negligible for each of nine months ended September 30, 2005 and 2004, respectively.

o Other general and administrative expenses are comprised of personnel costs and directors' fees, travel and direct overhead for marketing, finance and administration. Total general and administrative expenses increased $1.9 million to $4.2 million from $2.3 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, respectively. The increase was due primarily to the engagement of an investor relations firm in March 2005, resulting in the accrual of investor relations fees of $.6 million through September 30, 2005. In addition, legal fees increased approximately $.3 million due primarily to the increase in licensing and financing activities. Also, the Company has accrued a penalty of approximately $0.35 million as a result of the Company's failure to timely file a registration statement related to the debenture settlements reached in late 2004 and has incurred a currency translation loss of $.2 million related to its German subsidiary. Further, in June of 2005, the Company awarded the directors of the Company each 10,000 restricted shares of the Company's common stock in recognition of the fact that the directors' cash compensation during the prior year had been deferred. The value of these awards was determined to be approximately $0.15 million and was a non-cash expense. Salaries and wages increased approximately $0.1 million due to accrual of deferred compensation which was granted in March 2005 in consideration of reductions in executive salaries in 2004.

INTEREST EXPENSE. Interest expense is comprised of Related party interest expense and Other interest expense.

o Related party interest expense decreased $0.3 million to $0.1 million from $0.4 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, respectively. In 2004, Related party interest expense consisted primarily of interest accruing on $2.7 million in notes advanced to the Company by EKI. In the 4th quarter of 2004, these loans were converted to EarthShell common stock at $3 per share and the accrued interest was converted to common stock at $4 per share. As a result, in 2005, there has been no further accrual of related party interest. However, during the 2nd quarter, the Company issued to EKI 44,387 additional shares of EarthShell common stock pursuant to the conversion agreement entered into in the 4th quarter 2004 wherein accrued but unpaid interest on loans advanced to the Company were converted to stock at $4 per share. The additional shares were issued to reduce the conversion price to $3 per share. The $.1 million related party interest expense recorded in 2nd quarter 2004 is the value of the additional shares which was a non-cash item. Beginning in the 4th quarter of 2005, the Company expects to begin to accrue related party interest again due to the issuance of a new note to EKI for advances up to $1 million. (see "Notes to the Condensed Consolidated Financial Statements - Financing").

o Other interest expense decreased $0.2 million to $0.4 million from $0.6 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, respectively. Other interest expense for the nine months ended September 30, 2004 was primarily composed of accretion of the discount on the 2006 Debentures and interest accrued on the 2006 Debentures. During the 4th quarter 2004, the Company entered into agreements with the holders of all $6.8 million outstanding principal amount of its 2006 Debentures to settle its obligations and converted and retired the debentures and all accrued but unpaid interest, satisfying its obligations in full. Subsequent to December 31, 2004, there is no Other interest expense for the 2006 Debentures. In March 2005, the Company entered into new loan agreements with Cornell Capital Partners. Other interest expense for the nine months ended September 30, 2005 is primarily composed of interest and accretion of the discount on the Cornell Capital Partners promissory notes. The discount on the Cornell Capital notes accretes at the rate of approximately $.135 per quarter. Interest expense on the Cornell Capital Partners notes accrue at the rate of approximately $.06 per quarter until the notes are paid in full. In addition, beginning in late 2004, the Company entered into payment plans to settle a number of aged payable accounts with interest accruing on these accounts.

GAIN ON SALES OF PROPERTY AND EQUIPMENT. The Company realized a gain of approximately $0.02 million in the nine months ended September 30, 2005 upon the sale of non-essential machine shop equipment and excess office furniture and equipment over their net book value, most of which was fully depreciated. This reflects a decrease of $0.15 million to $0.02 million from $0.17 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, respectively. The decrease is due to the fact that the Company was downsizing through 2004 and disposed of surplus equipment during that period.

PREMIUM DUE TO DEBENTURE DEFAULT. At June 30, 2004, the Company was in non-compliance with certain covenants of the 2006 Debentures. Two of the debenture holders, including the debenture holder with the largest ownership position, notified the Company in writing that the Company was in default and requested that the Company repurchase the entire principal amount of the 2006 Debentures held at the price specified in the debenture, along with any accrued and unpaid interest. The debenture contained a provision for repurchase of the debenture at a premium if the repurchase was due to an event of default. Therefore, through the third quarter 2004, the Company accrued approximately $1.7 million of the repurchase premium specified in the debenture. This amount was also included in the current liabilities account "Convertible debentures" of the September 30, 2004 balance sheet. The 2006 Debentures were retired in the 4th quarter of 2004 and no expense is recorded in 2005.

LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 2005

Cash Flow. The Company's principal use of cash for the nine months ended September 30, 2005 was to fund operations. Net cash used in operations was approximately $2.7 million for the nine months ended September 30, 2005, compared to $2.3 million for the nine months ended September 30, 2004. As of September 30, 2005 the Company had cash and cash equivalents totaling approximately $0.04 million and a working capital deficit of approximately $11.6 million. These factors, along with others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

Capital Requirements. The Company made no capital expenditures during the nine months ended September 30, 2005. The Company expects to expend approximately $10,000 in the 4th quarter 2005 for computer equipment.

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

In connection with the financing with Cornell Capital Partners, the Company issued a warrant to Cornell Capital Partners to purchase 625,000 shares of common stock of the Company. The warrant expires on the later of: (a) May 26, 2006 or (b) the date sixty days after the date the $2,500,000 in promissory notes issued to Cornell Capital Partners are fully repaid. The warrant has an exercise price of $4.00 per share of common stock. The first installment payment on the promissory notes was due on July 25, 2005. In August 2005 Cornell Capital Partners agreed to consolidate the two notes and to defer the commencement of repayment installments until October 1, 2005. In consideration of this modification to the promissory notes, the Company issued a warrant to Cornell Capital Partners to purchase 50,000 shares of common stock of the Company. The warrant expires on the later of: (a) May 26, 2006 or (b) the date sixty days after the date the $2,500,000 in promissory notes issued to Cornell Capital are fully repaid. The warrant has an exercise price of $4.00 per share of common stock.

Also in March  2005,  the Company  entered  into a Standby  Equity  Distribution
Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of common stock for a total aggregate purchase price of up to $10.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay the Company 98% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. The price paid by Cornell Capital Partners for the Company's stock shall be determined as of the date of each individual request for an advance under the Standby Equity Distribution
Agreement. Cornell Capital Partners will also retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partners' obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company's registration statement for shares of common stock sold under the Standby Equity Distribution Agreement being declared effective by the Securities and Exchange Commission and is limited to $500,000 per weekly advance. On June 9, 2005 the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission to register the shares of EarthShell common stock underlying this transaction. On September 27, 2005, the registration statement was withdrawn.

In August 2005, the Company entered into an agreement with EarthShell Asia, Limited, ("EA") in connection witht he granting of certain licenses to use EarthShell technology for various applications in certain ASEAN territories. Shortly after executing this letter agreement, both the Company and EA decided to restructure the transaction. As part of this transaction, the Company may receive a total of up to $2.6 million from a combination of prepaid technology fees (up to $1.7 million) and the sale of up to 300,000 shares of its common stock and one million warrants to purchase shares of the Company's common stock at $4 per share. The realization of the full potential of the transction is dependent on the Company successfully demonstrating the commercial viability of its technology in certain new applications. The Company received %500,000 from EA as an initial partial payment and has agreed to issue 166,667 shares of its common stock in connection with this payment. Additional definitive agreements have not yet been entered into.

The Company expects to generate additional cash in the remaining part of 2005 through the issuance of debt or equity securities.

The Company believes that as a result of the $500,000 received from EarthShell Asia discussed above and the $1 million loan commitment from EKI, of which $600,000 has been borrowed to date, the Company has sufficient capital to fund its operations through the year ending December 31, 2005. If the Company is not successful at generating technology fees during the coming year, the Company may have to raise additional funds to meet its current obligations and to cover operating expenses. If the Company is not successful in raising additional capital it may not be able to continue as a going concern. Management plans to address this potential need by raising cash through either the issuance of debt or equity securities. However, the Company cannot assure that additional financing will be available to it, or, if available, that the terms will be satisfactory to it. Management will also continue in its efforts to reduce expenses, but cannot assure that it will be able to reduce expenses below current levels.

Off-Balance Sheet Arrangements. The Company does not have any off-balance sheet arrangements as of September 30, 2005 and has not entered into any transactions involving unconsolidated, limited purpose entities.

SUBSEQUENT EVENTS

On October 11, 2005, EarthShell Corporation, a Delaware corporation (the "Company") issued a Promissory Note (the "Note") to E. Khashoggi Industries, Inc, LLC, a Delaware limited liability company ("EKI") in the principal amount of $1,000,000. Under the terms of the Note, EKI will advance the Company the following sums on the following dates, or a lesser amount as the Company requests in writing:

                        Amount            Date of Funding
                        ------            ---------------
                       $350,000           October 12, 2005
                       $250,000           October 31, 2005
                       $250,000           November 30, 2005
                       $150,000           December 31, 2005

Notwithstanding the funding schedule described above, if, on or before any of the above funding dates, the Company receives a total of $3 million in aggregate net cash proceeds from any combination of financing transaction, equity contribution, sale, licensing or sublicensing of assets or the provision of services (including, without limitation, advanced royalty payments, proceeds from the sale of the Company's common stock and fees for technical services rendered to third parties, but excluding any proceeds advanced under the Note), EKI is not obligated to advance any additional funds to the Company, including the funds that were to be advanced at the next funding date.

Interest accrues on the principal balance of the Note at a variable per annum rate, as of any date of determination, that is equal to the rate published in the "Money Rates" section of The Wall Street Journal as being the "Prime Rate", compounded monthly. All accrued but unpaid interest and outstanding principal is due and payable on the earliest to occur of the following: (i) the second (2nd) anniversary of the date of the Note; (ii) five (5) days following the date the Company has received $3 million or more in aggregate net cash proceeds from all financing transactions, equity contributions, and transactions relating to the sale, licensing, sublicensing or disposition of assets or the provision of services (including advance royalty payments, proceeds from the sale of the Company's common stock and fees for technological services rendered to third parties), measured from the date of the Note and not taking into account the proceeds advanced under the Note; or (iii) the occurrence of an Event of Default (as defined in the Note).

On October 11, 2005, the Company entered into a Debt Conversion and Mutual Release Agreement (the "Agreement") with EKI. Pursuant to the Agreement, the Company and EKI agreed that a receivable in an amount equal to $837,145.69 (previously owed to bio-Tec Biologische Naturverpackunger GmbH & Co.KG, a wholly-owned subsidiary of EKI ("Biotec"), but which receivable was subsequently assigned to EKI) be converted into 279,048 shares of common stock of the Company. The conversion price equals $3.00 per share. Pursuant to this Agreement, the Company and EKI released each other from any and all claims in connection with the receivable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's treasury function controls all decisions and commitments regarding cash management and financing arrangements. Treasury operations are conducted within a framework that has been authorized by the board of directors.

The Company is exposed to interest rate risk on its working capital loans from EKI. The working capital loans bear interest at prime rate as published in the Wall Street Journal. While generally an increase in market interest rates will decrease the value of this debt, and decreases in rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of the substantial majority of this debt as there is no active public market for this debt.

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

In arriving at this determination, the Company's Chief Executive Officer and Chief Financial Officer note, in particular, that during the fourth quarter 2004, the Company's Controller resigned leaving the Company without a sufficient number of accounting personnel. As a result, the Company has had some difficulty accumulating and processing material information and disclosing that information to the public in the time periods required by the SEC's rules. As disclosed in Amendment No. 2 to the Company's Annual Report on Form 10-K filed with the SEC on May 3, 2005, the Company's assessment of its internal control over financial reporting identified three material weaknesses, as follows:

o The Company had inadequate segregation of critical duties within each of its accounting processes and a lack of sufficient monitoring controls over these processes to mitigate this risk. The responsibilities assigned to one employee included maintaining the vendor master file, processing payables, creating and voiding checks, reconciling bank accounts, making bank deposits and processing payroll.

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

o There were weaknesses in the Company's information technology controls which made the Company's financial data vulnerable to error or fraud. Specifically, there was a lack of documentation regarding the roles and responsibilities of the IT function, lack of security management and monitoring and inadequate segregation of duties involving IT functions.

The Company  believes that these  weaknesses in internal  control over financial
reporting  may  have  contributed  to  the   ineffectiveness  of  the  company's
disclosure controls and procedures.

Changes in internal control over financial reporting. No changes in the Company's internal control over financial reporting have come to management's attention during the Company's fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, in consultation with its independent auditors, as of the date of this report, the Company has begun taking the following remediation steps, among others, to enhance its internal control over financial reporting and reduce control deficiencies in general, including the material weaknesses enumerated above:

o Management has interviewed multiple qualified candidates to perform the Controller responsibilities, and as of October 31, 2005 has hired a new controller.

o Management has engaged an outside firm, CBIZ Southern California, Inc., to perform the Internal Audit functions. This outside firm reports to the Audit Committee of the Board of Directors on a quarterly basis.

o Management employs an outside firm, Visus, LLC, to monitor and maintain the Company's information systems. This group has been directed to develop and implement Company-wide information management control procedures in consultation with the Company's internal auditors. A first draft was completed in July 2005 and it is expected that a final IT controls policy and procedures document will be adopted and implemented in the fourth quarter 2005.

To date, the Company has expended approximately $60,000 towards remediation of these material weaknesses.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On May 5, 2005, the Company granted to its then-chairman of the Board of Directors (and majority beneficial stockholder), Essam Khashoggi, a warrant to purchase one million shares of the Company's common stock at $3 per share in consideration of the stockholder's continued support of the Company since its inception and provision of bridge loans from time to time. Though the warrant was originally issued on May 5, 2005, it was issued in error to EKI, the Company's largest shareholder, which is beneficially owned by Mr. Khashoggi. On August 12, 2005, the warrant was canceled and a new warrant was issued in the name of Mr. Khashoggi. The terms of the warrant remain unchanged. The warrant expires in May of 2015.

On September 1, 2005 the Company elected a new CEO, Mr. Vincent J. Truant, formerly President and Chief Operating Officer of the Company. Simon K. Hodson, the resigning CEO will continue to serve as the chairman of the board of directors.

Effective November 1, 2005, the Company has consolidated its offices, relocating its corporate headquarters to Lutherville, Maryland and closing its California facilities.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report:

Exhibit
Number   Description
-------  -----------

10.1 Amended and Restated License Agreement between Biotec and EarthShell Corporation effective as of 31 August 2005.

10.2 Employment Agreement between EarthShell Corporation and Vincent J. Truant dated August 26, 2005.

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

November 14, 2005                              EARTHSHELL CORPORATION


                                               By: /s/ D. Scott Houston
                                                   ---------------------------
                                               Name:   D. Scott Houston,
                                               Title:  Chief Financial Officer