Form 10-K/A
period 2004-12-31
EARTHSHELL CORP
filed 2005-11-29
CIK 911801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 4

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

             For the Transition Period From _________ to __________

                        Commission File Number 333-13287


                             EARTHSHELL CORPORATION
                             ----------------------
             (Exact name of Registrant as specified in its charter)

                 Delaware                                  77-0322379
                 --------                                  ----------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

            3916 State St. Ste. 110, Santa Barbara, California 93105
            --------------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (805) 563-7590
                                 --------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

                                      None
                                      ----

          Securities registered pursuant to Section 12 (g) of the Act:

                           Common Stock $.01 par value
                           ---------------------------
                              (Title of each class)


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

The number of shares outstanding of the Registrant's Common Stock as of September 15, 2005 was 18,435,452.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None
                                      ----

                          ANNUAL REPORT ON FORM 10-K/A

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004


PART I.........................................................................1
   ITEM 1.  BUSINESS...........................................................1
   ITEM 2.  PROPERTIES.........................................................9
   ITEM 3.  LEGAL PROCEEDINGS.................................................10
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............10
PART II.......................................................................11
   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.................11
   ITEM 6.  SELECTED FINANCIAL DATA...........................................12
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................12
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........26
   ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........26
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................26
   ITEM 9A. CONTROLS AND PROCEDURES...........................................26
   ITEM 9B. OTHER INFORMATION.................................................26
PART III......................................................................28
   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................28
   ITEM 11. EXECUTIVE COMPENSATION............................................30
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS...................................35
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................36
   ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES............................36
PART IV.......................................................................38
   ITEM 15. EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES.......................38


                                EXPLANATORY NOTE

      EarthShell Corporation (the "Company") is filing this Amendment No. 4 on Form 10-K/A (this "Amendment") to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 to make certain corrections to the Company's Form 10-K filed with the Securities and Exchange Commission on April 4, 2005, as it has been subsequently amended, as follows and to restate the 10-K, as amended.

o Amendment No. 2 has been incorporated into the text of this 10-K/A along with conforming updates to Item 1, Certain Risk Factors and Item 9A, Controls and Procedures to facilitate publication of the Annual Report.

o In Item 1, Relationship with and Reliance on EKI, disclosure relating to the issuance of a warrant to EKI for 1,000,000 shares and the issuance of 44,387 additional shares in May 2005 was added, as well as minor editing for clarity. This disclosure also appears in Item 7, MD&A, Liquidity and Capital Resources and Subsequent Events.

o In Item 6, the table entitled "Selected Financial Data" has been adjusted for clarity and consistency in presentation of liabilities from year to year.

o In Item 7, Management's Discussion and Analysis, certain redundant paragraphs comparing the year ended December 31, 2003 to the year ended December 31, 2002 were eliminated in order to conform the text to the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the section titled Liquidity and Capital Resources, the table titled Contractual Obligations, a line item has been added to clarify the Payable to Related Party as a short term obligation.

o In Item 7, Management's Discussion and Analysis, in the section entitled "Management's Report on Internal Control" has been revised to clarify specifically when each of the material weaknesses was identified, by whom they were identified and when each began. In the section entitled "Material Weaknesses Identified", other areas of operations which could be improved have been added.

o In Item 9A, Controls and Procedures, the disclosure has been corrected to conform to Management's Report on Internal Control.

o     Disclosure under Items 10-14 of Part III was added.

o On the Company's Consolidated Balance Sheet, adjustments were made to the long term liabilities headings to more properly compare 2003 to 2004 results.

o In the Notes to the Company's Consolidated Financial Statements a correction was made to the note entitled "Stock Options" to correct the size of the pool of options reserved for issuance. A paragraph was added to the note entitled "Commitments" to restore a note from the prior year's report on Form 10-K describing a purchase commitment that was satisfied in 2003 relating to a $3.5 million obligation to an equipment supplier secured by a certificate of deposit. A sentence was added to the note entitled "Stock Warrants" to clarify the number of warrants outstanding and to correct a typographical error in a warrant expiration date. A heading was added to the table now entitled "Quarterly Financial Data (Unaudited)".

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

      Market Size

                                                                $
                                                             ($ in
                                                            millions)      %
                                                            ---------  ---------
            Commercial Products
            ----------------------------------------------
            Plates, Bowls .............................     $   4,500         16
            Hinged-Lid Containers .....................         1,750          6

            Commercial Prototypes
            ----------------------------------------------
            Wraps .....................................         2,000          7
            Hot Cups ..................................         3,000         11

            Concept Prototypes
            ----------------------------------------------
            Cold Cups .................................         5,500         20
            Containers, Trays .........................         4,000         14
            Straws, Cup Lids ..........................         3,000         11
            Pizza Boxes ...............................         2,250          8
            Cutlery ...................................         2,000          7
                                                            ---------  ---------
            Total .....................................     $  28,000        100
                                                            =========  =========

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

      Some examples of where EarthShell Packaging plates, bowls, and hinged-lid containers have been used include:

Quick-Service Restaurants:      McDonald's Corporation ("McDonalds")

Facilities Management:          Sodexho
                                Bon Appetit
                                Aramark

Government:                     U.S. Department of the Interior
                                U.S. Department of Defense
                                Environmental Protection Agency

Universities:                   University of California, Davis
                                Hampshire College
                                Allegheny College

Retail:                         Wal-Mart Stores
                                Green Earth Office Supply

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

                                    First         Second         Third        Fourth      Total Year
                                 ------------  ------------  ------------  ------------  ------------
2004

Market price per common share
High ......................         $  2.52       $  2.03       $  3.75       $  2.97       $  3.75
Low .......................            1.49          0.45          1.75          1.95          0.45

2003

Market price per common share
High ......................         $  7.80       $  7.08       $  5.64       $  4.56       $  7.80
Low .......................            4.20          4.32          3.72          1.33          1.33

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

                             Selected Financial Data
                      (in thousands, except per share data)

                                                              For the Year Ended December 31
                                   ---------------------------------------------------------------------------------
                                      2004              2003              2002              2001             2000
                                   ----------        ----------        ----------        ---------        ----------
Statement of Operations Data

Revenues ........................  $      138        $       --        $       --        $      --        $       --
Research and development
  expenses ......................       1,170             9,547            26,890           47,148            37,265
General and administrative
  expenses ......................       3,749             5,786             9,590            9,634             6,843
Depreciation and amortization ...          42               380             3,099            5,874             5,704
Gain on sale of property and
  equipment .....................        (168)             (452)             (441)              --                --
Interest expense (income), net ..       1,068             1,791               132            (356)            (1,264)
Related party patent expenses ...          --                --                --               --               362
Debenture conversion cost .......          --               166               321               --                --
Net loss ........................       7,257            18,517            39,591           62,302            48,912
Average shares outstanding ......      15,047            13,267            11,277            9,353             8,452

Balance Sheet Data

Cash and cash equivalents .......  $      272        $    1,902        $      111        $     828        $    7,792
Working capital (deficit) .......      (7,289)           (9,438)           (8,315)          (6,941)            2,107
Total assets ....................         483             2,287            18,024           19,886            48,474
Total long-term obligations .....       1,475             4,408                --               --                --
Deficit accumulated during
  development stage .............    (321,607)         (314,351)         (295,834)        (256,243)         (193,941)
Stockholders' equity (deficit) ..      (8,755)          (12,269)           (3,473)          11,536            42,296
Shares outstanding ..............      18,235            14,129            12,055            9,860             8,709

Per Common Share

Basic and diluted loss per share   $     0.48        $     1.40        $     3.51        $    6.66        $     5.79


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

      Contractual Obligations. The following table summarizes the Company's known obligations to make future payments pursuant to certain contracts as of December 31, 2004, as well as an estimate of the timing in which these obligations are expected to be satisfied:

                                             Payments due
                                               by period
                                            (in thousands)    Less than
Contractual Obligations                          Total          1 year        1-3 years
------------------------------------------  --------------  --------------  --------------
Long-term debt - principal payments only
Capital leases                                          --              --              --
Operating leases                                        --              --              --
Payable to Related Party                    $          875  $          875              --
Other long-term liability                   $          726  $          314  $          412
Totals                                      $        1,601  $        1,189  $          412

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

      The Company's independent auditors have issued an attestation report on management's assessment of the Company's internal control over financial reporting. That report appears on page 22. Although the Company operated during 2004 with a significantly reduced number of personnel compared to prior years, the Company's management has implemented and documented internal control over financial reporting which it believed would be considered sufficient, given the resources available to it. However, during the fourth quarter of 2004, the Company's Controller resigned, and has not been replaced to this date, leaving the Company's Chief Financial Officer as the only accounting professional employed by the Company. This resulted in the loss of segregation of responsibilities that are typical to effective financial reporting control methodology. The Company has employed certain mitigating controls designed to offset the inherent control weaknesses that result from a lack of segregation of responsibilities.

      We engaged an accounting firm in December 2004 to assist us in documenting and testing our controls and procedures in compliance with the Sarbanes-Oxley Act. This process was not completed until late in the 1st quarter 2005. The testing and evaluation of our internal controls as of that time indicated that our controls were considered effective.

      Based on the timing of this work and the filing deadline for our 10K as an accelerated filer, our independent registered public accounting firm was not able to perform its audit of management's assessment of the effectiveness of its internal control over financial reporting as of December 31, 2004, until subsequent to the filing of our 10K. Their audit disclosed the material weaknesses. We reviewed the results of their audit of our assessment and concurred with their conclusion. Accordingly, we changed our assessment in our Form 10Q for the quarter ended March 31, 2005 and in our amended Form 10K/A.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EarthShell Corporation:

We have audited management's assessment, included in the accompanying "Management's Annual Report on Internal Controls over Financial Reporting," that EarthShell Corporation (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of pervasive material weaknesses in the design and operation of the Company's system of internal controls, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

      As of December 31, 2004, the Company had significantly reduced its long-term debt obligations. There remain a few settlements of accounts payable obligations that will be paid out over terms from 18 months to 36 months, the long term portion of which may be exposed to interest rate risk. As of December 31, 2004, these long-term fixed rate debt obligations totaled approximately $0.4 million. While generally an increase in market interest rates will decrease the value of this debt, and decreases in rates will have the opposite effect, we are unable to estimate the impact that interest rate changes will have on the value of the substantial majority of this debt as there is no active public market for this debt.

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

      (b) Changes in Internal Control Over Financial Reporting. During the Company's fiscal quarter ended December 31, 2004, other than the departure of the Company's former Controller (described in Management's Report on Internal Control Over Financial Reporting on page 21) no changes in the Company's internal control over Financial reporting have come to management's attention during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, as permitted under Release No. 50754 dated November 30, 2004, the Company has included management's annual report on internal control over financial reporting and the related attestation report of the Company's registered public accounting firm in this Amendment to the Company's annual report on Form 10-K/A. See "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" and Management's Report on Internal Control Over Financial Reporting on pages 22 and 20, respectively.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Directors

      The Board of Directors of the Company is currently comprised of six members. All directors are elected each year at the annual meeting of stockholders. The following table sets forth the name and age of each director nominated for reelection at this year's annual meeting of shareholders, the year the director was first elected and his or her position with the Company:

Name                      Age    Position                         Director Since
----                      ---    --------                         --------------
Essam Khashoggi........   65     Chairman of the Board            1992

Simon K. Hodson........   50     Vice Chairman of the Board and   1992
                                 Chief Executive Officer

John Daoud.............   69     Director                         1992

Layla Khashoggi........   47     Director                         1992

Hamlin M. Jennings.....   57     Director                         2003

Walker Rast............   69     Director                         2003

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

Name                      Age    Position                         Officer Since
----                      ---    --------                         -------------

Simon K. Hodson........   50     Vice Chairman of the Board       1992
                                 and Chief Executive Officer

D. Scott Houston.......   50     Chief Financial Officer and      1993
                                 Secretary

Vincent J. Truant......   57     President and Chief Operating    1998
                                 Officer

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

                           Summary Compensation Table

                                                                                              Long Term
                                                                                            Compensation
                                                            Annual Compensation                Awards
                                               -------------------------------------------  -------------
                                                                                             Securities
                                  Fiscal Year                                Other Annual    Underlying
                                    Ended          Salary         Bonus      Compensation     Options
Name and Principal Position       December 31       ($)            ($)            ($)           (#)
---------------------------     -------------  -------------  -------------  -------------  -------------
Simon K. Hodson                      2004      $  500,000(2)  $          --       2,750(1)     400,000
Vice Chairman of the Board           2003         500,000                --       2,250(1)      41,667
and Chief Executive Officer          2002         500,000                --       2,500(1)      41,667

Vincent J. Truant                    2004         350,000                --       2,625(1)      50,000
President and Chief                  2003         350,000                --       3,063(1)      20,833
Operating Officer                    2002         321,875(3)             --       2,844(1)      29,167

D. Scott Houston (4)                 2004         327,200                --       3,590(1)      50,000
Chief Financial Officer              2003         327,200                --       2,454(1)      20,833
and Secretary                        2002         327,200                --       2,419(1)      26,667

John B. Nevling (5)                  2004         116,363                --       2,677(1)      50,000(6)
V.P. Product Management              2003         104,565                --       3,135(1)          --
and Environmental Affairs            2002         101,000                --       3,030(1)          --

Michael P. Hawks (7)                 2004         110,000                --          --         35,000(9)
Principal Accounting Officer         2003          60,849(8)             --          --          4,167(9)
                                     2002              --                --          --             --

------------

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

      Stock Option Grants in 2004

      The following table sets forth information with respect to options to purchase shares of the Company's Common Stock granted in 2004 to the Named Executive Officers:

                                                                                                        Potential Realizable Value
                                                                                                        at Assumed Rates of Stock
                                                           Individual Grants                         Appreciation for Option Term(1)
                                  ---------------------------------------------------------------    -------------------------------
                                     Number of      % of Total
                                       Shares         Options
                                    Underlying      Granted to
                                      Options       Employees in    Exercise Price    Expiration
Name and Principal Position         Granted (2)        2004          (Per Share)         Date              5%                10%
---------------------------       --------------    ------------    --------------    -----------    -------------     -------------
Simon K. Hodson                       400,000           52.5%          $0.75           6/25/2014       $488,668          $778,123
Vice Chairman of the
Board and Chief
Executive Officer

Vincent J. Truant                      50,000            6.6%          $0.75           6/25/2014       $ 61,084          $ 97,265
President and Chief
Operating Officer

D. Scott Houston.                      50,000(3)         6.6%          $0.75           6/25/2014       $ 61,084          $ 97,265
Chief Financial Officer
and Secretary

John Nevling                           50,000            6.6%          $0.75           6/25/2014       $ 61,084          $ 97,265
Vice President of Product
Management and
Environmental Affairs

Michael Hawks                          35,000            4.6%          $0.75           6/25/2014       $ 42,758          $ 68,086
Principal Accounting
Officer

------------

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

                                                                  Number of Securities
                                                                 Underlying Unexercised           Value of Unexercised
                                                               Options at Fiscal Year End       In-the-Money Options at
                                                                          2004                  Fiscal Year End 2004 (1)
                                                              ---------------------------     ----------------------------
                                  Shares
                                Acquired on       Value
Name and Principal Position      Exercise       Realized      Unexercisable    Exerciable     Unexercisable    Exercisable
---------------------------     -----------     --------      -------------    ----------     -------------    -----------
Simon K. Hodson                          --           --            483,334            --          $680,000             --
Vice Chairman of the
Board and Chief
Executive Officer

Vincent J. Truant                        --           --            100,000        32,917            85,000             --
President and Chief
Operating Officer

D. Scott Houston                         --           --             97,500        42,037            85,000             --
Chief Financial Officer
and Secretary

John Nevling                             --           --             50,000         2,916            85,000             --
Vice President of Product
Management and
Environmental Affairs

Michael Hawks                            --           --                 --            --                --             --
Principal Accounting
Officer

------------

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

      D. Scott Houston entered into a written employment agreement with the Company on October 19, 1993. Mr. Houston receives an annual salary of $320,000, subject to annual review and increase at the discretion of the Board of Directors. He may also be entitled to receive (i) an annual bonus, the amount of which is determined by the Compensation Committee, and (ii) options or other rights to acquire the Common Stock, under terms and conditions determined by the Stock Option Committee. Mr. Houston may be terminated at any time, with or without cause, upon thirty (30) days notice. In order to conserve cash until the Company is able to establish its royalty revenue stream, Mr. Houston voluntarily agreed to a 75% deferral of base salary resulting in cash compensation of $80,000 per year effective April 16, 2004. As of October 16, 2004, the cash portion of Mr. Houston's salary was adjusted to $213,333 per year. Total deferred compensation for the year ended December 31, 2004 was $142,222.

      Vincent J. Truant entered into an employment agreement with the Company with a commencement date of May 1, 1998. From time to time, Mr. Truant has received salary increases and incentive stock options as determined by the Compensation and Options Committees of the Board of Directors. Effective May 15, 2002, the Board increased Mr. Truant's salary to $350,000 in connection with his new responsibilities as President and Chief Operating Officer. Mr. Truant may also be entitled to receive (i) an annual bonus in an amount equal to one year's base salary, provided certain financial and other milestones determined by Mr. Truant and the Compensation Committee are met by Mr. Truant and the Company, and, in the event such milestones are not met, or are significantly exceeded, such other lesser or greater bonus as the Compensation Committee shall determine, and (ii) options or other rights to acquire Common Stock, under terms and conditions determined by the Stock Option Committee. Pursuant to the terms of his employment agreement, Mr. Truant may be terminated at any time, with or without cause, upon thirty (30) days written notice, provided that, if the Company terminates Mr. Truant's employment for other than cause, he will be entitled to receive a one-time severance payment equal to 100% of his then-current annual base salary.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information with respect to the beneficial ownership of each class of the Company's voting securities as of June 2, 2005, by (i) each person or company known by the Company to be the beneficial owner of more than 5% of the Company's outstanding shares, (ii) each director of the Company, or any nominee for directorship, (iii) the Chief Executive Officer of the Company and each of the other Named Executive Officer, and (iv) all directors and Named Executive Officers of the Company as a group.

                                                                  Percentage of
                                                  Number of         Shares of
                                                  Shares of       Common Stock
Name and Address (1)                             Common Stock    Outstanding (2)
--------------------                             ------------    ---------------
Essam Khashoggi (3)                                 7,664,449             39.25%
Simon K. Hodson (4)                                     4,500                  *
John Daoud (5)                                         37,077                  *
Layla Khashoggi (6)                                     9,894                  *
Hamlin Jennings (7)                                     4,513                  *
Walker Rast (8)                                         1,562                  *
Vincent J. Truant (9)                                  37,083                  *
D. Scott Houston (10)                                  44,120                  *
John Nevling (13)                                       2,916                  *
Directors and Named Executive
  Officers as a group (11)                          7,806,114             39.70%
E Khashoggi Industries, LLC(12)                     6,720,891             34.43%

------------
*     Indicates ownership of less than 1%.

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

(3) Includes 5,637,558 shares held by E. Khashoggi Industries, LLC ("EKI"), and 715,436 shares held by EKINVESCO, the controlling owner of each being Mr. Khashoggi. Includes 218,228 shares held by other entities, including CTC, in which Mr. Khashoggi also has a controlling ownership interest. Also includes fully exercisable options to purchase 9,894 shares of Common Stock issued by the Company to Mr. Khashoggi and warrants held by EKI to purchase 1,083,333 shares of Common Stock of the Company. Mr. Khashoggi has sole voting and dispositive power with respect to all shares referred to in this note, and is therefore deemed to be the beneficial owner of such shares.

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

                                                                       (a)              (b)                (c)
                                                                                                        Number of
                                                                                                       Securities
                                                                                                        Remaining
                                                                                                      Available for
                                                                                                         Future
                                                                     Number of                       Issuance Under
                                                                   Securities to                         Equity
                                                                  be Issued Upon   Weighted-Average   Compensation
                                                                    Exercise of     Exercise Price        Plans
                                                                    Outstanding     of Outstanding     (Excluding
                                                                     Options,          Options,        Securities
                                                                   Warrants and      Warrants and     Reflected in
Plan Category                                                         Rights            Rights         Column (a))
-------------                                                     --------------   ----------------  --------------
Equity Compensation Plans Approved by Security Holders                 1,043,245              12.58         206,755

Equity Compensation Plans Not Approved by Security Holders                    --                 --              --
                                                                  --------------   ----------------  --------------
Total                                                                  1,043,245              12.58         206,755
                                                                  ==============   ================  ==============

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      All relationships and related transactions reported in this Annual Report are described under the caption "Compensation Committee Interlocks and Insider Participation."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The Audit Committee pre-approved the engagement of Farber & Hass LLP to provide both audit and tax services for the fiscal year ended December 31, 2004, including the quarterly reviews for the three quarters of 2004. Farber & Hass LLP provided no other audit services, audit-related services, tax services or permitted non-audit services for and during the fiscal year ending 2004, except for the statutory audit of the Company's benefit plan for the year ended December 31, 2003 and the analysis of the Company's net operating loss carry forward. The Audit Committee adopted a pre-approval policy relating to audit services for all audit-related services, tax services and non-audit services to be performed by its auditors from 2004 onward.

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

                                     PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

      (a) Index to Consolidated Financial Statements

1.    Consolidated Financial Statements:

      Report of Independent Registered Public Accounting Firm................F-2

      Consolidated Balance Sheets as of December 31, 2004, and 2003..........F-3

      Consolidated Statements of Operations for the years ended
      December 31, 2004, 2003 and 2002.......................................F-4

      Consolidated Statements of Stockholders' Equity (Deficit) for
      the years ended December 31, 2004, 2003 and 2002.......................F-5

      Consolidated Statements of Cash Flows for the years ended
      December 31, 2004, 2003 and 2002.......................................F-6

      Notes to the Consolidated Financial Statements.........................F-9

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

10.31 Operating and Sublicense Agreement dated October 3, 2002 by and between the Company and Sweetheart Cup Company, Inc. (15)

10.32 First Amendment to Operating and Sublicense Agreement dated July 2003 by and between the Company and Sweetheart Cup Company, Inc.
            (15)

10.34 Lease Agreement dated July 2003 between the Company and Sweetheart Cup Company, Inc. (15)

10.35 First Amendment to Lease Agreement dated December 16, 2003 between the Company and Sweetheart Cup Company, Inc. (15)

10.37 Sublicense Agreement dated November 11, 2004 by and between the Company and EarthShell Hidalgo S.A. de C.V. (18)

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

------------

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 29, 2005.

                                           EARTHSHELL CORPORATION


                                           By: /s/ SIMON K. HODSON
                                               ---------------------------------
                                               Simon K. Hodson
                                               Vice Chairman of the Board and
                                               Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                        Title                              Date
-----------------------------    -----------------------------      ------------


/s/ ESSAM KHASHOGGI              Chairman of the Board         November 29, 2005
-----------------------------
Essam Khashoggi


/s/ SIMON K. HODSON              Vice Chairman of the Board    November 29, 2005
-----------------------------    and Chief Executive Officer
Simon K. Hodson                  (Principal Executive Officer)


/s/ D. SCOTT HOUSTON             Chief Financial Officer and   November 29, 2005
-----------------------------    Secretary
D. Scott Houston                 (Principal Financial Officer)


/s/ D. JOHN DAOUD                Director                      November 29, 2005
-----------------------------
John Daoud


/s/ LAYLA KHASHOGGI              Director                      November 29, 2005
-----------------------------
Layla Khashoggi


/s/ HAMLIN JENNINGS              Director                      November 29, 2005
-----------------------------
Hamlin Jennings


/s/ WALKER RAST                  Director                      November 29, 2005
-----------------------------
Walker Rast

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Index to Consolidated Financial Statements and Schedules...............      F-1

Report of Independent Registered Public Accounting Firm................      F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003...........      F-3

Consolidated Statements of Operations for the years ended
  December 31, 2004, 2003, and 2002 ...................................      F-4

Consolidated Statements of Stockholders' Equity (Deficit) for
  the years ended December 31, 2004, 2003, and 2002 ...................      F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2004, 2003, and 2002 ...................................      F-6

Independent Auditors' Report...........................................      F-8

Consolidated Financial Statement Schedules:............................    None.


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


/s/ Farber & Hass LLP

Camarillo, California
March 4, 2005

                             EARTHSHELL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                   ------------------------------
                                                                                        2004             2003
                                                                                   -------------    -------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents ....................................................   $     272,371    $   1,901,639
  Prepaid expenses and other current assets ....................................         201,467          323,680
                                                                                   -------------    -------------
    Total current assets .......................................................         473,838        2,225,319

PROPERTY AND EQUIPMENT, NET ....................................................           9,037           61,794

EQUIPMENT HELD FOR SALE ........................................................               1                1
                                                                                   -------------    -------------

TOTALS .........................................................................   $     482,876    $   2,287,114
                                                                                   =============    =============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses ........................................   $   3,899,526    $   4,853,413
  Current portion of settlements ...............................................         313,743               --
  Current portion of deferred revenues .........................................         300,000               --
  Payable to related party, current ............................................         875,000               --
  Debenture settlement .........................................................       2,375,000               --
  Convertible debentures, net of discount of $1,505,755 ........................              --        5,294,245
                                                                                   -------------    -------------
    Total current liabilities ..................................................       7,763,269       10,147,658

DEFERRED REVENUES, LESS CURRENT PORTION ........................................       1,062,500               --
PAYABLE TO RELATED PARTY, LONG TERM ............................................              --        1,839,108
NOTES PAYABLE TO RELATED PARTY NET OF DISCOUNT .................................              --        2,535,790
OTHER LONG-TERM LIABILITIES ....................................................         412,192           33,333
                                                                                   -------------    -------------

  Total liabilities ............................................................       9,237,961       14,555,889
                                                                                   -------------    -------------
COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' DEFICIT
    Preferred Stock, $.01 par value, 10,000,000 shares authorized; 9,170,000
      Series A shares designated; no shares issued and outstanding as of
      December 31, 2004 and
      2003 .....................................................................              --               --
    Common stock, $.01 par value, 40,000,000 shares authorized; 18,234,615 and
      14,128,966 shares issued and outstanding as of December 31, 2004 and 2003,
      respectively .............................................................         182,346          141,290
    Additional paid-in common capital ..........................................     313,196,905      302,033,746
    Accumulated deficit ........................................................    (321,607,782)    (314,350,681)
    Less note receivable for stock .............................................        (500,000)              --
    Accumulated other comprehensive loss .......................................         (26,554)         (93,130)
                                                                                   -------------    -------------
      Total stockholders' deficit ..............................................      (8,755,085)     (12,268,775)
                                                                                   -------------    -------------

      TOTALS ...................................................................   $     482,876    $   2,287,114
                                                                                   =============    =============

                 See Notes to Consolidated Financial Statements.

                             EARTHSHELL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Year Ended December 31,
                                                                  --------------------------------------------
                                                                      2004            2003            2002
                                                                  ------------    ------------    ------------
Revenues ......................................................   $    137,500    $         --    $         --

Operating Expenses
Related party license fee and research and development expenses        800,000       1,312,374       1,488,070
Other research and development expenses .......................        370,163       8,234,416      25,401,869
Related party general and administrative (reimbursements) .....         (4,875)         (4,074)        (24,444)
Other general and administrative expenses .....................      3,753,902       5,790,473       9,614,037
Depreciation and amortization .................................         42,236         379,949       3,099,367
Gain on sales of property and equipment .......................       (168,458)       (451,940)       (441,413)
                                                                  ------------    ------------    ------------
Total operating expenses ......................................      4,792,968      15,261,198      39,137,486

Operating Loss ................................................      4,655,468      15,261,198      39,137,486

Other (Income) Expenses
Interest income ...............................................         (4,606)        (95,176)       (134,391)
Related party interest expense ................................        410,965         445,628          66,599
Other interest expense ........................................        661,721       1,440,118         199,880
Premium due to debenture default ..............................      1,672,426              --              --
Other income ..................................................             --        (399,701)             --
(Gain) Loss on extinguishment of debentures ...................       (139,673)      1,697,380              --
Debenture conversion costs ....................................             --         166,494         320,970
                                                                  ------------    ------------    ------------

Loss Before Income Taxes ......................................      7,256,301      18,515,941      39,590,544

Income Taxes ..................................................            800             800             800
                                                                  ------------    ------------    ------------

Net Loss ......................................................   $  7,257,101    $ 18,516,741    $ 39,591,344
                                                                  ============    ============    ============

Basic and Diluted Loss Per Common Share .......................   $       0.48    $       1.40    $       3.51

Weighted Average Number of Common Shares Outstanding ..........     15,046,726      13,266,668      11,277,170

                 See Notes to Consolidated Financial Statements.

                             EARTHSHELL CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                                                       Additional                                      Accumulated
                                Common Stock             Paid-In                          Stock           Other
                        ----------------------------     Common        Accumulated       Purchase     Comprehensive
                            Shares         Amount        Capital         Deficit        Receivable        Loss            Totals
                        -------------  -------------  -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31,
  2001                      9,860,255  $      98,602  $ 267,680,051   $(256,242,596)  $          --   $          --   $  11,536,057
Issuance of common
  stock                     2,025,686         20,257     21,881,459              --              --              --      21,901,716
Common stock warrants
  issued in connection
  with convertible
  debentures                       --             --      1,521,046              --              --              --       1,521,046
Conversion of
  convertible
  debentures to common
  stock                       168,696          1,687        998,313              --              --              --       1,000,000
Debenture conversion
  costs                            --             --        176,471              --              --              --         176,471
Net loss                           --             --             --     (39,591,344)             --              --     (39,591,344)
Foreign currency
  translation
  adjustment                       --             --             --              --              --         (16,632)        (16,632)
Comprehensive loss                 --             --             --              --              --              --     (39,607,976)
                        -------------  -------------  -------------   -------------   -------------   -------------   -------------

BALANCE, DECEMBER 31,
  2002                     12,054,637        120,546    292,257,340    (295,833,940)             --         (16,632)     (3,472,686)
Issuance of common
  stock                       137,264          1,373        811,267              --              --              --         812,640
Common stock and
  common stock
  warrants issued in
  connection with
  issuance of
  convertible
  debentures                  624,747          6,248      2,921,594              --              --              --       2,927,842
Conversion of
  convertible
  debentures to common
  stock                     1,312,318         13,123      7,536,877              --              --              --       7,550,000
Debenture conversion
  costs                            --             --     (1,493,332)             --              --              --      (1,493,332)
Net loss                           --             --             --     (18,516,741)             --              --     (18,516,741)
Foreign currency
  translation
  adjustment                       --             --             --              --              --         (76,498)        (76,498)
Comprehensive loss                 --             --             --              --              --              --     (18,593,239)
                        -------------  -------------  -------------   -------------   -------------   -------------   -------------

BALANCE, DECEMBER 31,
  2003                     14,128,966        141,290    302,033,746    (314,350,681)             --         (93,130)    (12,268,775)
Issuance of common
  stock                     2,443,272         24,432      7,181,970              --        (500,000)             --       6,706,402
Conversion of
  convertible
  debentures to common
  stock                     1,662,377         16,624      4,970,508              --              --              --       4,987,132
Debenture conversion
  costs                            --             --       (989,319)             --              --              --        (989,319)
Net loss                           --             --             --      (7,257,101)             --              --      (7,257,101)
Foreign currency
  translation
  adjustment                       --             --             --              --              --          66,576          66,576
Comprehensive loss                 --             --             --              --              --              --      (7,190,525)
                        -------------  -------------  -------------   -------------   -------------   -------------   -------------

BALANCE, DECEMBER 31,
  2004                     18,234,615  $     182,346  $ 313,196,905   $(321,607,782)  $    (500,000)  $     (26,554)  $  (8,755,085)
                        =============  =============  =============   =============   =============   =============   =============

                 See Notes to Consolidated Financial Statements.

                             EARTHSHELL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended December 31,
                                                                          --------------------------------------------
                                                                              2004            2003            2002
                                                                          ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ............................................................   $ (7,257,101)   $(18,516,741)   $(39,591,344)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization .....................................         42,236         379,949       3,099,367
    Amortization and accretion of debenture issue costs ...............        592,316         955,574         144,500
    Premium due to debenture default ..................................      1,672,426              --              --
    Debenture issuance and conversion costs ...........................             --         166,494         320,970
    Gain on change in fair value of warrant obligation ................             --        (399,701)             --
    (Gain) Loss on extinguishment of debentures .......................       (139,673)      1,697,380              --
    Beneficial conversion value due to change in debentures conversion
      price ...........................................................             --         360,000              --
    (Gain) Loss on sale, disposal or impairment of property and
      equipment .......................................................       (168,458)      3,548,059       9,340,375
    Equity in the losses of joint venture .............................             --         392,116          20,263
    Accrued purchase commitment .......................................             --      (1,855,000)      3,500,000
    Other non-cash expense items ......................................        180,171          50,198              --
  Changes in operating assets and liabilities
    Prepaid expenses and other current assets .........................        120,549         264,153           9,670
    Accounts payable and accrued expenses .............................       (553,710)     (2,339,720)       (444,851)
    Payable to related party ..........................................      1,043,869       1,214,683         578,779
    Deferred revenues .................................................      1,362,500              --              --
    Accrued purchase commitment .......................................             --      (1,645,000)             --
    Other long-term liabilities .......................................        378,859          33,333              --
                                                                          ------------    ------------    ------------
      Net cash used in operating activities ...........................     (2,726,016)    (15,694,223)    (23,022,271)
                                                                          ============    ============    ============

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from release of restricted time deposit upon settlement of
    purchase commitment ...............................................             --       3,500,000              --
  Proceeds from sales of property and equipment .......................        187,708         487,691         477,566
  Investment in joint venture .........................................             --         (26,104)             --
  Purchases of property and equipment .................................         (8,729)         (1,320)     (2,802,371)
                                                                          ------------    ------------    ------------
      Net cash provided by (used in) investing activities .............        178,979       3,960,267      (2,324,805)
                                                                          ============    ============    ============

                                                                                      Year Ended December 31,
                                                                          --------------------------------------------
                                                                              2004            2003            2002
                                                                          ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock ..............................      2,086,755              --      21,901,716
  Proceeds from issuance of common stock and convertible
    debentures,  net of issuance costs and discounts amounting to
    approximately $3.4 million ........................................             --       8,711,844              --
  Proceeds from issuance of convertible debentures ....................             --              --      10,000,000
  Purchase of restricted time deposit in connection with issuance of
    convertible debentures ............................................             --              --     (10,000,000)
  Proceeds from release of restricted time deposit upon conversion of
    convertible debentures into common stock ..........................             --       1,800,000       1,000,000
  Proceeds from release of restricted time deposit upon exchange of
    convertible debentures ............................................             --       2,000,000              --
  Proceeds from release of restricted time deposit for repayment of
    convertible debentures ............................................             --       5,200,000              --
  Repayment of convertible debentures .................................     (1,110,294)     (5,200,000)             --
  Principal payments on settlements ...................................        (66,387)             --              --
  Proceeds from issuance of notes payable to related party ............             --       1,010,000       4,825,000
  Repayment of notes payable to related party .........................             --              --      (3,080,000)
                                                                          ------------    ------------    ------------
    Net cash provided by financing activities .........................        910,074      13,521,844      24,646,716

  Effect of exchange rate changes on cash and cash equivalents ........          7,695           2,736         (16,632)
                                                                          ------------    ------------    ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.......................     (1,629,268)      1,790,624        (716,992)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........................      1,901,639         111,015         828,007
                                                                          ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..............................   $    272,371    $  1,901,639    $    111,015
                                                                          ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for
    Income taxes ......................................................   $        800    $        800    $        800
    Interest ..........................................................        111,353          21,058              --
  Common stock warrants issued in connection with convertible
    debentures ........................................................             --         745,562       1,521,046
  Conversion of convertible debentures into common stock ..............      6,800,000       7,550,000       1,000,000
  Transfer of property from EKI .......................................             --              --              --
  Conversion of preferred stock into common stock .....................             --              --              --
  Interest paid in common stock .......................................        532,644          95,339              --
  Commission paid in common stock .....................................             --          29,500              --
  Common stock issued to service providers in connection with the
    March 2003 financing ..............................................             --         484,500              --

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

See Notes to Consolidated Financial Statements.

                             EARTHSHELL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Overview of Operations

Organized in November 1992 as a Delaware corporation, EarthShell Corporation (the "Company") is engaged in the commercialization of composite material technology for the manufacture of foodservice disposable packaging designed with the environment in mind. EarthShell Packaging(R) is based on patented composite material technology (collectively, the "EarthShell Technology"), licensed on an exclusive, worldwide basis from E. Khashoggi Industries, LLC and its wholly owned subsidiaries.

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

Currently, the Company's strategic relationships include Detroit Tool and Equipment ("DTE"), Hood Packaging Corporation ("Hood"), and Meridian Business Solutions ("MBS") all in the U.S, as well as EarthShell Hidalgo ("ESH") in Mexico. During 2004, the Company received technology fees from MBS and ESH, and recorded it first revenues since its inception. During prior years, proceeds from initial sales of plates, bowls and hinged-lid containers were not significant and were recorded as an offset to the costs of its demonstration manufacturing operations.

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

Restricted Cash

As of December 31, 2004, the Company had no restrictions on its cash.

Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets at December 31:

                                                          2004        2003
                                                       ---------   ---------
            Recoverable foreign taxes - VAT .........  $      -0-  $ 158,491
            Prepaid expenses and other current assets     83,583     165,189
            Receivable on sale of equipment..........     78,009          -0-
            Related party receivable.................     12,875          -0-
            Retainer for financing...................     27,000          -0-
                                                       ---------   ---------
            Total Prepaid Expenses and Other Current
              Assets.................................  $ 201,467   $ 323,680
                                                       =========   =========

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

The cost and accumulated depreciation of property and equipment and equipment held for sale at December 31, 2004 were as follows:

                                                          2004         2003
                                                       ----------   ----------
            Property and Equipment

            Product Development Center ..............  $       -0-  $1,175,394
            Office Furniture and Equipment ..........     245,274      356,339
                                                       ----------   ----------

              Total cost ............................     245,274    1,531,733
              Less: accumulated depreciation and
                amortization ........................    (236,237)  (1,469,939)
                                                       ----------   ----------

            Property and equipment--net .............  $    9,037   $   61,794
                                                       ==========   ==========
            Equipment held for sale .................  $        1   $        1
                                                       ==========   ==========

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

Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses at December 31:

                                                          2004         2003
                                                       ----------   ----------
            Accounts payable and other accrued
              expenses ..............................  $2,830,204   $3,516,736
            Deferred officer compensation ...........     298,194           -0-
            Accrued property taxes ..................     112,159      655,000
            Accrued salaries, wages and benefits ....     258,691      338,402
            Accrued legal fees ......................     400,278      343,275
                                                       ----------   ----------
            Total Accounts Payable and Accrued
              Expenses ..............................  $3,899,526   $4,853,413

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

At December 31, 2003, the Company was in compliance with all covenants of the 2006 Debentures. However, on March 8, 2004, the Company's common stock was delisted from the Nasdaq SmallCap Market because the Company's market capitalization failed to meet the minimum required standard. In addition, the Company did not make interest payments related to the 2006 Debentures as required on January 31, 2004. These actions put the Company in non-compliance with its covenants under the 2006 Debentures. The Company negotiated with the various debenture holders to resolve the defaults. From July through October 2004, the Company reach settlements with each of the remaining debenture holders to retire the entire $6.8 million outstanding at the end of 2003. Taken together, the debenture holders converted their debenture holdings into 1,149,877 shares of registered stock, received a total of $1.11 million in cash payments, and received an additional 512,500 shares of unregistered common stock. One of the debenture holders also received a settlement payable of $2.375 million, which may be converted to common stock at the option of the holder at $3 per share. This holder also has the right to elect to be paid from up to 1/3 of the proceeds of future equity capital transactions or from up to 1/3 of future revenues until he has received a total of $2.375 million, less any portion that has already been converted. As of December 31, 2004, 100% of the outstanding debentures had been retired, the security interest held by the 2006 Debenture Holders had been released, and any and all defaults under these debentures had been waived. Because the $2.375 million settlement payable is payable only from future proceeds, it is classified on the balance sheet under Current Liabilities as a Debenture Settlement.

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

Other Long Term Liabilities

The Company has negotiated settlements with a number of its trade payable vendors comprised of payment plans of up to 36 months. These settlements have been reclassified on the balance sheet from trade payables to Current Portion of Settlements for payments due within the current reporting year and Other Long Term Liabilities for payments due after December 31, 2005. Payments on such settlements due in 2006 and 2007 total $275,786 and $136,406, respectively.

Commitments

In September 2003, the Company leased 4,000 square feet of office and research and development space in Santa Barbara, California, under a lease that expired on December 31, 2003. In January 2004, the lease was extended through April 2004, and thereafter on a month-to-month basis. The Company's monthly lease payment with respect to this space was $5,000. In November 2004, the Company relocated to its current location that it sublets from and shares with EKI. The Company pays to EKI approximately $4,000 per month for its share of the rent and common area costs. In addition, the Company leases 3,353 square feet of office space in Lutherville, Maryland, on a month-to-month basis. The Company's monthly lease payment with respect to this space is $5,780. Future minimum lease payments required under these leases as of December 31, 2004 are $0. Rental expenses for the years ended December 31, 2004, 2003 and 2002 amounted to $165,382, $558,195, and $927,386 respectively.

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

Stock option activity for 2004, 2003 and 2002 is as follows:

                                  2004                       2003                        2002
                         ------------------------   ------------------------   ------------------------
                                        Weighted                   Weighted                   Weighted
                                        -Average                   -Average                   -Average
                                        Exercise                   Exercise                   Exercise
                           Shares        Price        Shares        Price        Shares        Price
                         ----------    ----------   ----------    ----------   ----------    ----------
Outstanding at beginning
  of year ............      384,912    $    38.24      320,924    $    50.49      231,333    $    73.44
Granted ..............      762,498          0.78      121,699          4.87      168,811         34.44
Cancelled ............      (92,499)        15.00      (43,748)        34.02      (73,105)        74.52
Expired ..............      (11,666)        68.95      (13,963)        42.14       (6,115)       189.24
                         ----------    ----------   ----------    ----------   ----------    ----------
Outstanding at end of
  year ...............    1,043,245    $    12.58      384,912    $    38.24      320,924    $    50.49
                         ==========    ==========   ==========    ==========   ==========    ==========

Options exercisable at
  year-end ...........      141,162    $    61.35      155,228    $    61.70      162,476    $    63.72
                         ==========    ==========   ==========    ==========   ==========    ==========

The following table summarizes information about stock options outstanding at December 31, 2004:

                                           Options Outstanding                                Options Exercisable
                         --------------------------------------------------------   --------------------------------------
                             Number         Weighted-Average
                         Outstanding At         Remaining        Weighted-Average   Number Exercisable    Weighted-Average
Exercise Price              12/31/04        Contractual Life      Exercise Price        At 12/31/04        Exercise Price
--------------           -------------      ----------------     ----------------   ------------------    ----------------
$ 0.75                         715,000                  9.46     $           0.75                   --    $             --
2.55                            12.498                  9.57                 2.55                6,249                2.55
4.80                            83,333                  8.72                 4.80                   --                  --
5.64                            11,283                  3.42                 5.64               11,283                5.64
15.00                            8,334                  1.19                15.00                8,334               15.00
16.68                            8,332                  2.41                16.68                8,332               16.68
36.00                           97,501                  7.53                36.00                   --                  --
44.04                           17,979                  6.07                44.04               17,979               44.04
45.36                            6,249                  0.36                45.36                6,249               45.36
45.60                            6,249                  1.35                45.60                6,249               45.60
60.00                           43,750                  4.79                60.00               43,750               60.00
91.56                           23,471                  1.05                91.56               23,471               91.56
182.40                           2,183                  2.90               182.40                2,183              182.40
252.00                           7,083                  3.42               252.00                7,083              252.00
                         -------------      ----------------     ----------------   ------------------    ----------------
                             1,043,245                  8.43     $          12.58              141,162    $          61.35
                         =============      ================     ================   ==================    ================

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

                                                                   Year Ended        Year Ended       Year Ended
                                                                  December 31,      December 31,     December 31,
                                                                     2004              2003             2002
                                                                 --------------    --------------    --------------
Net Loss as reported .........................................   $    7,257,101    $   18,516,741    $   39,591,344
Deduct: Stock-based employee compensation expense included
  in reported net loss, net of tax ...........................               --                --                --
Add: Total stock-based employee compensation determined
  under fair value based method for all awards, net of tax ...          472,267           776,018         2,136,323
                                                                 --------------    --------------    --------------
Pro forma net loss ...........................................   $    7,729,368    $   19,292,759    $   41,727,667

Net loss per common share
  As reported ................................................   $         0.48    $         1.40    $         3.51
  Pro forma ..................................................             0.51              1.45              3.70
Weighted average risk-free interest rate .....................             4.05%             4.53%             4.54%
Weighted average expected life in years ......................              9.5               9.5               9.6
Volatility ...................................................               80%              102%              182%
Weighted average fair value of options granted during the year   $         0.64    $         3.99    $        11.91

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

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial and tax reporting purposes. At December 31, 2004 and 2003, deferred income tax assets, which are fully reserved, were comprised primarily of the following:

                                                        2004            2003
                                                    ------------    ------------
            Federal:
              Depreciation ........................  $ 1,375,770     $ 6,510,014
              Deferred compensation ...............      101,386       1,091,917
              Deferred contributions ..............      361,117         361,117
              Accrued management fees .............      272,000              --
              Accrued vacation ....................       87,955         110,415
              Other reserves ......................       22,258          20,945
              Capitalized operating expenses ......           --       3,198,684
              Net operating loss carryforward .....   99,808,790      92,580,034
                                                    ------------    ------------
                                                    $102,029,276    $103,873,126
                                                    ============    ============

The valuation allowance (decreased) increased by ($1,843,850), $8,810,963 and $20,523,501 during the years ended December 31, 2004, 2003, and 2002, respectively, as a result of changes in the components of the deferred income tax items.

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

                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                        First            Second            Third          Fourth          Total Year
                                    --------------   --------------   --------------   --------------   --------------
2004

Revenues                            $           --   $       25,000   $       50,000   $       62,500   $      137,500

Related party research and
  development                              300,000          300,000          200,000               --          800,000
Other research and development             222,538           42,913           64,121           40,591          370,163
Other general and administrative         1,173,855        1,071,116           99,162        1,409,769        3,753,902
Net loss common shareholders        $    2,066,857   $    2,264,383   $    1,645,931   $    1,279,930   $    7,257,101
Basic and diluted loss per common
  share                             $         0.15   $         0.16   $         0.12   $         0.07   $         0.48
Weighted average common shares
  outstanding                           14,128,966       14,128,966       14,223,402       17,659,043       15,046,726

2003

Related party research and
  development                       $      353,800   $      304,667   $      353,907   $      300,000   $    1,312,374
Other research and development           1,896,986        1,707,507        1,287,516        3,342,407        8,234,416
Other general and administrative         1,853,702        1,193,342        1,361,900        1,381,529        5,790,473
Net loss common shareholders        $    6,770,727   $    3,608,184   $    2,920,797   $    5,217,033   $   18,516,741
Basic and diluted loss per common
  share                             $         0.55   $         0.28   $         0.21   $         0.37   $         1.40
Weighted average common shares
  outstanding                           12,358,967       13,013,462       13,595,973       14,013,965       13,266,668