Form 10-Q/A
period 2005-03-31
EARTHSHELL CORP
filed 2005-11-29
CIK 911801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

                                  (410)847-9420
              (Registrant's telephone number, including area code)

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

PART I. FINANCIAL INFORMATION

   Item 1.   Condensed Consolidated Financial Statements                    Page

        a)   Condensed Consolidated Balance Sheets as of March 31,
             2005 (unaudited) and December 31, 2004 .......................    3

        b)   Condensed Consolidated Statements of Operations for the
             three months ended March 31, 2005 and March 31,
             2004 (unaudited) .............................................    4

        c)   Condensed Consolidated Statements of Cash Flows for the
             three months ended March 31, 2005 and March 31,
             2005 (unaudited) .............................................    5

        d)   Notes to Condensed Consolidated Financial Statements
             (unaudited) ..................................................    6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..........................    8

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk....   10

   Item 4.   Controls and Procedures ......................................   10

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings.............................................   11

   Item 2.   Changes in Securities, Use of Proceeds and Issuer
             Purchases of Equity Securities................................   12

   Item 3.   Defaults Upon Senior Securities...............................   12

   Item 4.   Submission of Matters to a Vote of Security Holders...........   12

   Item 5.   Other Information.............................................   12

   Item 6.   Exhibits .....................................................   12

SIGNATURE..................................................................   12


                                EXPLANATORY NOTE

      EarthShell Corporation (the "Company") is filing this Amendment No.1 on Form 10-Q/A (this "Amendment") to the Company's Quartery Report on Form 10-Q for the quarter ended March 31, 2005 to make certain corrections to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 16, 2005, as follows:

|X| To move the line item Gain on Sale of Equipment up into the Operating Loss section of the Company's operating statement.

|X| To correct certain date references in Management's Discussion and Analysis under the section entitled Liquidity and Capital Resources. Under the subsection entitled Capital Expenditures, the reference to 2004 is changed to 2005. Under the subsection entitled Off Balance Sheet Arrangements, the disclosure is as of March 31, 2005.

|X| To provide additional disclosure to Item 4: Controls and Procedures with regard to material weaknesses and the steps being taken to remediate these weaknesses.

|X| To update the certifications contained in this report.

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

Common Stock, $.01 par value, 40,000,000 shares authorized: 18,391,065 and
  18,234,615 shares issued and outstanding as of March 31, 2005 and December 31
  2004, respectively............................       183,911          182,346
Additional paid-in common capital ..............   313,283,689      313,196,905
Accumulated deficit                               (322,685,339)    (321,607,782)
Less note receivable for stock .................      (475,000)        (500,000)
Accumulated other comprehensive loss ...........       (40,751)         (26,554)
                                                 -------------    -------------
      Total stockholders' deficit ..............    (9,733,490)      (8,755,085)
                                                 -------------    -------------

TOTALS ......................................... $     479,143    $     482,876
                                                 =============    =============

            See Notes to Condensed Consolidated Financial Statements.

                             EARTHSHELL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    FOR THE
                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                        ----------------------------
                                                            2005            2004
                                                        ------------    ------------
Revenues ............................................   $     75,000    $         --

Operating Expenses
    Related party research and development ..........             --         300,000
    Other research and development expenses .........        103,595         222,538
    Related party general and administrative expenses            578             --
    Other general and administrative expenses .......      1,032,313       1,173,855
    Depreciation and amortization ...................            837          27,341
    Gain on sales of property and equipment .........         (7,105)             --
                                                        ------------    ------------
        Total operating expenses ....................      1,130,218       1,723,734

Operating Loss ......................................      1,055,218       1,723,734

Other (Income) Expense
    Interest income .................................           (478)         (1,234)
    Related party interest expense ..................            556         134,182
    Other interest expense ..........................         21,461         209,375

                                                        ------------    ------------
Loss Before Income Taxes ............................      1,076,757       2,066,057

Income taxes ........................................            800             800
                                                        ------------    ------------
Net Loss ............................................   $  1,077,557    $  2,066,857
                                                        ============    ============

Basic and Diluted Loss Per Common Share .............   $       0.06    $       0.15
Weighted Average Number of Common Shares ............     18,250,260      14,128,966

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

The accompanying unaudited financial statements and these notes do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States, which were included in the Company's consolidated financial statements for the year ended December 31, 2004. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Annual Report on form 10-K, including Form 10-K/A - Amendment No. 4.

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

PROPERTY AND EQUIPMENT AND EQUIPMENT HELD FOR SALE

The cost and accumulated depreciation of property and equipment and equipment held for sale at March 31, 2005 were as follows:

                                                     MARCH 31,     DECEMBER 31,
                                                       2005            2004
                                                   -----------     -----------
Total office furniture and equipment ...........       245,274         245,274
Less:  Accumulated depreciation and amortization      (237,075)       (236,237)
Property and equipment - net ...................   $     8,199     $     9,037
                                                   ===========     ===========
Equipment held for sale ........................   $         1     $         1
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Information contained in this Quarterly Report on Form 10-Q, including but not limited to "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," or "continue," or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial results to differ substantially from those anticipated by management that are described herein. Investors should carefully review the risk factors set forth in other Company reports or documents filed with the Securities and Exchange Commission, including Forms 10-Q, 10-K, and 8-K. Factors influencing the Company's operating performance and financial results include, but are not limited to, the performance of licensees, changes in the general economy, the availability of financing, governmental regulations concerning, but not limited to, environmental issues, and other risks and unforeseen circumstances affecting the Company's business. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K, including Form 10-K/A
- Amendments No. 1 - 4 for the fiscal year ended December 31, 2004.

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

Off-Balance Sheet Arrangements. The Company does not have any off-balance sheet arrangements as of March 31, 2005 and has not entered into any transactions involving unconsolidated, limited purpose entities.

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

This is a different conclusion that originally disclosed when we filed our Form 10K for the period ended December 31, 2004. In December 2004, we engaged CBIZ Southern California, Inc to assist us in documenting and testing our controls and procedures in compliance with the Sarbanes-Oxley Act. This process was not completed until late in the 1st quarter 2005. This testing and evaluation of our internal controls as of that time indicated that our controls were effective. This was management's assessment at that time. However, based on the timing of this work and the filing deadline for our 10K as an accelerated filer, our independent registered public accounting firm was not able to perform its audit of management's assessment of the effectiveness of its internal control over financial reporting as of December 31 ,2004, until subsequent to the filing of our 10K. Their audit disclosed material weaknesses. We reviewed the results of their audit of our assessment and ultimately concurred with their conclusion. Accordingly, we have revised our assessment and disclosed this revised conclusion in our amended Form 10K/A and in our Form 10Q for the quarter ended March 31, 2005.

In arriving at this determination, the Company's Chief Executive Officer and Chief Financial Officer note, in particular, that during the fourth quarter of 2004, the Company's Controller resigned (and has not been replaced to date) leaving the Company without a sufficient number of accounting personnel. As a result, the Company has had some difficulty accumulating and processing material information and disclosing that information to the public in the time periods required by the SEC's rules. As disclosed in Amendment No. 2 to the Company's Annual Report on Form 10-K filed with the SEC on May 3, 2005, the Company's assessment of its internal control over financial reporting identified three material weaknesses, as follows:

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

Changes in internal control over financial reporting. No changes in the Company's internal control over financial reporting have come to management's attention during the Company's fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

However, in consultation with its independent auditors, as of the date of this report, the Company has begun taking the following remediation steps, among others, to enhance its internal control over financial reporting and reduce control deficiencies in general, including the material weaknesses enumerated above:

o Management has interviewed multiple qualified candidates to perform the Controller responsibilities. It is expected that this position will be filled in the 4th quarter of 2005.

o Management has engaged an outside firm, CBIZ Southern California, Inc., to perform the Internal Audit functions. This outside firm reports to the Audit Committee of the Board of Directors on a quarterly basis.

o Management employs an outside firm, Visus, LLC, to monitor and maintain the Company's information systems. This group has been directed to develop and implement Company-wide information management control procedures in consultation with the Company's internal auditors. A first draft was completed in July 2005 and it is expected that a final IT controls policy and procedures document will be adopted and implemented by the end of the third quarter 2005.

To date, the Company has expended approximately $30,000 towards remediation of these material weaknesses.

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

  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 29, 2005.

November 29, 2005          EARTHSHELL CORPORATION


                           By: /s/ D. Scott Houston
                               --------------------------------
                               Name:  D. Scott Houston,
                               Title: Chief Financial Officer