Form 10-Q
period 2006-03-31
EARTHSHELL CORP
filed 2006-05-18
CIK 911801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                 March 31, 2006

               |_| TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ______to_________

                         Commission File Number 0-23567

                             EARTHSHELL CORPORATION

             (Exact name of registrant as specified in its charter)



                 DELAWARE                             77-0322379
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)


                            1301 YORK ROAD, SUITE 200
                              LUTHERVILLE, MD 21093
               (Address of principal executive office) (Zip Code)

                                 (410) 847-9420
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]  Accelerated filer [ ]   Non-accelerated filer  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The number of shares outstanding of the Registrant's Common Stock as of May 15, 2006 is 19,340,188

                             EARTHSHELL CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2006

       INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES



PART I. FINANCIAL INFORMATION

   Item 1. Condensed Consolidated Financial Statements                   Page

         a)    Condensed  Consolidated  Balance  Sheets as of March 31,
               2006 (unaudited) and December 31, 2005..................    1

         b)    Condensed Consolidated  Statements of Operations for
               the three month periods ended March 31, 2006 and
               March 31, 2005 (unaudited)..............................    2

         c)    Condensed Consolidated  Statements of Cash Flows for
               the three months ended March 31, 2006 and March 31, 2005
               (unaudited) ............................................    3

         d)    Notes to Condensed Consolidated Financial Statements
               (unaudited) ............................................    5

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations ................................    8

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk.   12

   Item 4.   Controls and Procedures ..................................    12

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings.........................................    12

   Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
             of Equity Securities......................................    12

   Item 3.   Defaults Upon Senior Securities...........................    13

   Item 4.   Submission of Matters to a Vote of Security Holders.......    13

   Item 5.   Other Information.........................................    13

   Item 6    Exhibits .................................................    13

SIGNATURE..............................................................    15

                             EARTHSHELL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      MARCH 31       DECEMBER 31
                                                        2006            2005
                                                   -------------    -------------
                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS
      Cash and cash equivalents ................   $     623,727    $     347,812
      Prepaid expenses and other current assets           54,529           83,473
                                                   -------------    -------------
           Total current assets ................         678,256          431,285

PROPERTY AND EQUIPMENT, NET ....................          12,504           11,991
EQUIPMENT HELD FOR SALE ........................               1                1

                                                   -------------    -------------
TOTALS .........................................   $     690,761    $     443,277
                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Accounts payable and accrued expenses ....   $   5,049,163    $   5,908,670
      Current portion of settlements ...........         234,423          300,786
      Current portion of deferred revenues .....         100,000          100,000
      Contingent settlement ....................       1,816,937        2,375,000
      Note payable, net of discount of $168,901               --        2,355,296
      Payable to a related party ...............       1,000,000          850,000
                                                   -------------    -------------
                 Total current liabilities .....       8,200,523       11,889,752

DEFERRED REVENUES, LESS CURRENT PORTION.........         762,500          787,500
Note payable, net of discount of $1,927,345            2,572,655               --
OTHER LONG-TERM LIABILITIES ....................          88,794          117,914
                                                   -------------    -------------
           Total liabilities ...................      11,624,472       12,795,166

STOCKHOLDERS' DEFICIT
Preferred Stock, $.01 par value, 10,000,000
  shares authorized; 9,170,000 Series A shares
  designated: no shares issued and
  outstanding as March 31, 2006 and
  December 31 2005 .............................              --               --

Common Stock, $.01 par value, 40,000,000 shares
  authorized: 19,340,188 and
  18,981,167 shares issued and
  outstanding as of March 31, 2006 and
  December 31 2005, respectively................         193,402          189,812
Additional paid-in common capital ..............     317,907,809      315,306,825
Accumulated deficit.............................    (328,977,790)    (327,786,868)
Accumulated other comprehensive loss ...........         (57,132)         (61,658)
                                                   -------------    -------------
      Total stockholders' deficit ..............     (10,933,711)     (12,351,889)
                                                   -------------    -------------

TOTALS .........................................   $     690,761    $     443,277
                                                   =============    =============

            See Notes to Condensed Consolidated Financial Statements.

                             EARTHSHELL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     FOR THE
                                                                  THREE MONTHS
                                                                ENDED MARCH 31,
                                                        ----------------------------
                                                             2006            2005
                                                        ------------    ------------
Revenues ............................................   $     25,000    $     75,000

Operating Expenses
    Other research and development expenses .........         30,643         103,595
    Related party general and administrative expenses         20,000             578
    Other general and administrative expenses .......        921,402       1,032,313
    Depreciation and amortization ...................          1,103             837
                                                        ------------    ------------
        Total operating expenses ....................        973,148       1,137,323

Operating Loss ......................................        948,148       1,062,323

Other (Income) Expense
    Interest income .................................         (3,360)           (478)
    Related party interest expense ..................         28,372             556
    Other interest expense ..........................        498,882          21,461
    Gain on sales of property and equipment .........        (26,096)         (7,105)
    Gain on settlement of debt.......................       (255,024)             --
                                                        ------------    ------------
Loss Before Income Taxes ............................      1,190,922       1,076,757

Income taxes ........................................             --             800
                                                        ------------    ------------
Net Loss ............................................   $  1,190,922    $  1,077,557
                                                        ============    ============

Basic and Diluted Loss Per Common Share .............   $       0.06    $       0.06
Weighted Average Number of Common Shares ............     19,302,932      18,250,260

            See Notes to Condensed Consolidated Financial Statements.

                             EARTHSHELL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                             --------------------------
                                                                                 2006           2005
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .................................................................   $(1,190,922)   $(1,077,557)
Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and amortization ..........................................         1,103            838
  Amortization of debt discount......... ......................... .......       344,114          5,922
  (Gain) Loss on sale, disposal, or impairment of property and equipment .       (26,096)        (7,105)
  (Gain) on settlements of debt...........................................      (255,024)            --
  Other non-cash expense items ...........................................        39,367        (89,354)
Changes in operating assets and liabilities
  Prepaid expenses and other current assets ..............................        28,944         58,382
  Deferred revenues ......................................................       (25,000)       175,000
  Accounts payable and accrued expenses ..................................      (480,528)        90,869
  Other long-term liabilities ............................................         2,828            485
                                                                             -----------    -----------
     Net cash used in operating activities ...............................    (1,561,214)      (842,520)
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment .......................................        (1,615)            --
Proceeds from sales of property and equipment ............................        26,096          7,105
                                                                             -----------    -----------
     Net cash provided by investing activities ...........................        24,481          7,105
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock ...................................            --         25,000
Proceeds from issuance of warrants (net of costs of $39,366)..............        60,634
Proceeds from issuance of notes payable to related party .................       150,000        251,000
Repayment of notes payable to related party ..............................            --      (250,000)

Principal payments on settlements ........................................       (98,311)       (93,412)
Proceeds from issuance of note payable ...................................     1,975,803      1,150,000
Note payable issuance costs ..............................................      (280,000)      (187,000)
                                                                             -----------    -----------
     Net cash provided by financing activities ...........................     1,808,126        895,588
                                                                             -----------    -----------

Effect of exchange rate changes on cash and cash equivalents .............         4,522         (4,686)
                                                                             -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................       275,915         55,487

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................       347,812        272,371
                                                                             -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................................   $   623,727    $   327,858
                                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
    Income taxes ...............................                             $        --    $      800
    Interest ...................................                             $   105,924    $    3,657

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In March of 2005, in consideration for a loan guarantee, the Company issued a warrant to Benton Wilcoxon to purchase 65,000 shares of common stock of the Company at an exercise price of $ 3.00 per share. The warrant expires on March 23, 2008. Using the Black-Scholes pricing model, the warrant was valued at $34,980. Also in March of 2005, in consideration for consulting services rendered in connection with the company obtaining financing, the Company issued a warrant to Douglas Metz for 80,000 shares of common stock of the Company at an exercise price of $3.00 per share. The warrant expires on March 23, 2008. Using the Black-Scholes pricing model, the warrant was valued at $43,048.

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

In August 2005, the Company issued a warrant to CCP to purchase 50,000 shares of common stock of the Company in consideration for consolidating the two CCP promissory notes and extending the date upon which amortization and repayment of the notes is to begin. The warrant expires on the later of: (a) August 26, 2007 or (b) the date sixty days after the date the $2,500,000 in promissory notes issued to Cornell Capital are fully repaid. The warrant has an exercise price of $4.00 per share of common stock. Using the Black-Scholes pricing model, the warrant was valued at $3,788.

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

In connection with a Securities Purchase Agreement dated December 30, 2005, the Company issued to Cornell Capital Partners a warrant to purchase up to 350,000 shares of common stock (the "Cornell Capital Warrant"). This Cornell Capital Warrant has an exercise price of $4.00 per share, which may be adjusted under certain conditions to as low as $3.00 per share and expires two years from the date it was issued. Furthermore, in connection with the Company's sale of Cornell Capital Debentures, in January 2006 the Company issued to Mr. Benton Wilcoxon, in consideration of his pledge of shares of common stock of Composite Technology Corporation pursuant to the terms of the IPEA, a warrant to purchase up to 125,000 shares of common stock. This warrant has an exercise price of $4.00 per share and expires three years from the date it was issued. Using the Black-Scholes pricing model, the warrants were valued at $241,155.

On January 11, 2006, the Company issued 186,021 shares of the Company's common stock to SF Capital Partners pursuant to a conversion right related to the Contingent Settlement of $2.375 million reached under the September 30, 2004 Amended and Restated Debenture Purchase Agreement. Under the terms of the agreement, SF Capital has the right to convert any or all of the Contingent Settlement amount into the Company's common stock at $3.00 per share. SF Capital Partners delivered a conversion notice to the Company requesting conversion of $558,063 of the Contingent Settlement into shares of the Company's common stock. Following the conversion, the remaining balance of the Contingent Settlement was approximately $1.8 million. The Company recorded that difference between the conversion value and the fair value of the common stock at the time of the conversion as a settlement gain in the amount of $213,924.

On February 9, 2006, the Company issued 123,000 shares of stock in settlement of certain outstanding payables and settlement of litigation with Van Dam Machine Corporation. A gain on the settlements amounting to $41,100 was recorded in the quarter ended March 31, 2006.

On February 10, 2006, in connection with the issuance of a license and stock purchase agreement, the Company issued a warrant to EarthShell Asia to purchase 1,033,033 shares of the Company's common stock at $3.90 per share, which, under certain circumstances, may be adjusted to an exercise price of not less than $3.00 per share. The warrant expires December 27, 2010. The Company received the remaining $100,000 (less fees of $39,366) due under the license and stock purchase agreement and subsequently issued the warrant.

On March 6, 2006, the Company issued a total of 50,000 shares of common stock to current and past Directors pursuant to restricted stock grants given to the directors in June 2005 as a bonus in recognition for their willingness to defer their cash compensation since 2004. An accrual to compensation expense was recorded in 2005.


            See Notes to Condensed Consolidated Financial Statements.

                             EARTHSHELL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2006

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

The EarthShell Technology has been developed over many years in consultation with leading material scientists and environmental experts to reduce the environmental burdens of foodservice disposable packaging through the careful selection of raw materials, processes, and suppliers. EarthShell Packaging, including hinged-lid sandwich containers, plates, bowls, foodservice wraps, and cups, is primarily made from commonly available natural raw materials such as natural ground limestone and vegetable starches such as corn and potato. EarthShell believes that EarthShell Packaging has comparable or superior performance characteristics and can be commercially produced and sold at prices that are competitive with comparable paper and plastic foodservice disposables.

EarthShell was a development stage enterprise through the first quarter of 2004. With the recognition of the Company's first revenues in the second quarter of 2004, the Company was no longer a development stage enterprise.

BASIS OF PRESENTATION OF FINANCIAL INFORMATION

The foregoing financial information has been prepared from the books and records of EarthShell Corporation. EarthShell Corporation's consolidated financial statements include the accounts of its wholly-owned subsidiary, PolarCup EarthShell GmbH. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the financial information reflects all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception, has minimal revenues and has a working capital deficit of $7.5 million at March 31, 2006. These factors, along with others, indicate substantial doubt that the Company will be able to continue as a going concern for the next 12 months.

On December 30, 2005 the Company entered into a financing transaction with Cornell Capital Partners to borrow $4.5 million, of which, the Company received $1.7 million in net proceeds after repayment of prior loans of $2.5 million and payment of fees in the amount of $0.3 million (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Financial Resources). On January 6, 2006, the Company received this funding. The Company will have to raise additional funds to meet its current obligations and to cover operating expenses through the year ending December 31, 2006. If the Company is not successful in raising additional capital it may not be able to continue as a going concern. Management plans to address this need by raising cash through the sale of licenses, the generation of royalty revenues, short term borrowings, and the issuance of debt or equity securities. However, the Company cannot assure that additional financing will be available to it, or, if available, that the terms will be satisfactory, or that it will be able to sell additional licenses and receive any royalty payments in 2006. Management will also continue in its efforts to reduce expenses, but cannot assure that it will be able to reduce expenses below current levels. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations.

PROPERTY AND EQUIPMENT AND EQUIPMENT HELD FOR SALE

The cost and accumulated depreciation of property and equipment and equipment held for sale at March 31, 2006 and December 31, 2005 were as follows:



                                                     MARCH 31,     DECEMBER 31,
                                                       2006            2005
                                                   -----------     -----------
Total office furniture and equipment ...........       160,469         158,854
Less:  Accumulated depreciation and amortization      (147,965)       (146,863)
                                                      ---------       ---------
Property and equipment - net ...................   $    12,504     $    11,991
                                                   ===========     ===========
Equipment held for sale ........................   $         1     $         1
                                                   ===========     ===========


ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following is a summary of accounts payable and accrued expenses at March 31, 2006 and December 31, 2005:


                                                      2006            2005
                                                   ----------      ----------
     Accounts payable and other accrued expenses   $4,180,039      $3,137,261
     Legal accruals ............................      208,442       1,920,575
     Deferred officer compensation .............      456,923         453,544
     Accrued property taxes ....................      116,002         116,002
     Accrued salaries, wages and benefits ......       87,757         281,288
                                                   ----------      ----------
     Total accounts payable and accrued expenses   $5,049,163      $5,908,670
                                                   ==========      ==========

NOTES PAYABLE

Cornell Capital Debentures. On December 30, 2005, EarthShell entered into a Securities Purchase Agreement with Cornell Capital Partners (the "Cornell Capital Debenture Purchase Agreement") pursuant to which the Company issued to Cornell Capital Partners $4.5 million in principal amount of secured convertible debentures (the "Cornell Capital Debentures") on the terms described below. This agreement was consummated on January 6, 2006. The Cornell Capital Debentures are convertible into shares of the Company's common stock on the terms discussed below. The Company received the net proceeds of $1.7 million from the issuance of the Cornell Capital Debentures on January 6, 2006, after repayment of prior loans to Cornell Capital Partners of $2.5 million and payment of fees in the amount of $0.3 million.


The Cornell Capital Debentures are secured by (i) a Pledge and Escrow Agreement, by and among the Company, Cornell Capital Partners, and David Gonzalez, Esq.,
(ii) an Insider Pledge Agreement and Escrow Agreement (the "IPEA"), by and among the Company, Cornell Capital Partners, David Gonzalez, Esq. and Mr. Benton Wilcoxon and (iii) an Amended and Restated Security Agreement, by and between the Company and Cornell Capital Partners. The Cornell Capital Debentures are secured by substantially all of the Company's assets, have a three year term and accrue interest at 12% per annum. The Cornell Capital Debenture Purchase Agreement required the Company to register the shares of the Company's common stock into which the Cornell Capital Debentures are convertible under the Securities Act of 1933. On February 14, 2006, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission ("SEC") in order to register 6,700,000 shares of common stock that may be issuable to the holders of the Cornell Capital Debentures upon conversion. Beginning 60 days after the SEC declares the registration statement effective, Cornell Capital Partners is entitled, at its option, to convert and sell up to $250,000 of the principal amount of the Cornell Capital Debentures, plus accrued interest, into shares of the Company's common stock, within any 30 day period at the lesser of
(i) a price equal to $3.00 or (ii) 88% of the average of the two lowest volume weighted average prices of the common stock during the ten trading days immediately preceding the conversion date, as quoted by Bloomberg, LP.

In connection with the Cornell Capital Debenture Purchase Agreement, on December 30, 2005, the Company issued to Cornell Capital Partners a warrant to purchase up to 350,000 shares of common stock (the "Cornell Capital Warrant"). This Cornell Capital Warrant has an exercise price of $4.00 per share, which may be adjusted under certain conditions to as low as $3.00 per share and expires two years from the date it was issued. Furthermore, in connection with the Company's issuance of the Cornell Capital Debentures, the Company issued to Mr. Benton Wilcoxon, in consideration of his pledge of shares of common stock of Composite Technology Corporation pursuant to the terms of the IPEA, a warrant to purchase up to 125,000 shares of common stock. This warrant has an exercise price of $4.00 per share and expires three years from the date it was issued. Using the Black-Scholes pricing model, the warrants were valued at $241,155.

The Company has valued the convertible note payable, related warrants and the beneficial conversion feature to convert the principal balance into shares, using the "Relative Fair Value" approach. Accordingly, the Company recognized a discount of $2.1 million (which includes $0.3 million of issue costs) on the $4.5 million principal value of the convertible note payable and is amortizing the debt discount over the 36 month life of the note.

STOCK OPTIONS

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment: An Amendment of FASB Statements No. 123 and 95" using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and adopted the disclosure only alternative of SFAS No. 123. For stock-based awards issued on or after January 1, 2006, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards existing on December 31, 2005 that are unvested as of the effective date of SFAS No. 123(R) are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used previously under SFAS No. 123.

In accordance SFAS 123(R), the required pro forma disclosure for the three month period ended March 31, 2005 is shown below:


Net Loss as reported ..........................      $ 1,077,557
Deduct: Stock-based employee compensation
   expense included in reported net loss, net
   of tax .....................................               --
Add: Total stock-based employee compensation
   determined under fair value based method
   for all awards, net of tax
                                                     $     5,275
                                                     -----------

Pro forma net loss ............................      $ 1,082,832
                                                     ===========
Basic diluted loss per common share
   As reported ................................      $      0.06
   Pro forma ..................................      $      0.06

STOCK TRANSACTIONS

On January 11, 2006, the Company issued 186,021 shares of the Company's common stock to SF Capital Partners pursuant to a conversion right related to the Contingent Settlement of $2.375 million reached under the September 30, 2004 Amended and Restated Debenture Purchase Agreement. Pursuant to the Contingent Settlement, EarthShell must pay $2.375 million to SF Capital Partners from 33% of any equity funding received by the Company (excluding the first $2.7 million funded by MBS) or 50% of the royalties received by EarthShell in excess of $250,000 per month (as determined on a cumulative basis commencing July 1, 2004). The Company has the right to convert the unpaid portion of the $2.375 million into shares of the Company's common stock at a price equal to the lesser of $3.00 per share, or the price per share that EarthShell shall subsequently receive upon the issuance of its common stock (or other convertible security) during the three year period commencing September 30, 2004. SF Capital Partners delivered a conversion notice to the Company on January 11, 2006 requesting conversion of $558,063 of the Contingent Settlement into shares of the Company's common stock. Following the conversion, the remaining balance of the Contingent Settlement was approximately $1.8 million. The Company recorded that difference between the conversion value and the fair value of the common stock at the time of the conversion as a settlement gain in the amount of $213,924.

On February 9, 2006, the Company issued 123,000 shares of stock in settlement of certain outstanding payables and settlement of litigation with Van Dam Machine Corporation. As a result, the Company recorded settlement gains of $41,100 during the quarter ended March 31, 2006.

On February 10, 2006, in connection with the issuance of a license and stock purchase agreement, the Company issued a warrant to EarthShell Asia to purchase 1,033,033 shares of the Company's common stock at $3.90 per share, which, under certain circumstances, may be adjusted to an exercise price of not less than $3.00 per share. The warrant expires on December 27, 2010. The Company received the remaining $100,000 (less legal fees of $39,366) due under the license and stock purchase agreement and subsequently issued the warrant.

On March 6, 2006, the Company issued a total of 50,000 shares of common stock to current and past Directors pursuant to restricted stock grants given to the directors in June 2005 as a bonus in recognition for their willingness to defer their cash compensation since 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Information contained in this Quarterly Report on Form 10-Q, including but not limited to "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "believe," "estimate," or "continue," or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial results to differ substantially from those anticipated by management that are described herein. Investors should carefully review the risk factors set forth in other Company reports or documents filed with the Securities and Exchange Commission, including Forms 10-Q, 10-K, and 8-K. Factors influencing the Company's operating performance and financial results include, but are not limited to, the performance of licensees, changes in the general economy, the availability of financing, governmental regulations concerning, but not limited to, environmental issues, and other risks and unforeseen circumstances affecting the Company's business. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company's financial statements and the accompanying notes. The amounts of assets and liabilities reported in the Company's balance sheet and the amounts of revenues and expenses reported for each fiscal period are affected by estimates and assumptions which are used for, but not limited to, the accounting for asset impairments and transactions involving the Company's equity securities. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Going Concern Basis. The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception, has minimal revenues and has a working capital deficit of $7.5 million at March 31, 2006. These factors, along with others, may indicate that the Company will be unable to continue as a going concern for the next 12 months. The Company will have to raise additional funds to meet its current obligations and to cover operating expenses through the year ending December 31, 2006. If the Company is not successful in raising additional capital it may not be able to continue as a going concern. Management plans to address this need by raising cash through short term borrowings and/or the issuance of debt or equity securities. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2005.

The Company's net loss increased by approximately $0.1 million to approximately $1.2 million from approximately $1.1 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, respectively.

REVENUES. The Company recorded revenues of approximately $0.03 million for the three months ended March 31, 2006 as compared to $0.08 for the three months ended March 31, 2005. These revenues reflect realization of technology fees receivable under the sublicense agreements. The decrease is due to the termination of the MBS Sublicense Agreement in June, 2005 and the consummate elimination of the prepaid technology fee being amortized.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses are comprised of related party license fee and research and development expenses and other research and development expenses. Total research and development expenses for the development of EarthShell Packaging(R) decreased $0.07 million to $0.03 million for the three months ended March 31, 2006 from approximately $0.1 million for the three months ended March 31, 2005.

The related party license fee agreement was discontinued in 2005.Therefore, the related party research and development expenses decreased to zero for 2006.

Other research and development expenses are comprised of fees paid to the USDA under a Cooperative Research and Development Agreement, personnel costs, travel and direct overhead for development and demonstration production. Other research and development expenses decreased $0.07 million to $0.03 million for the three months ended March 31, 2006 from $0.1 million for the three months ended March 31, 2005. The reduction is due to the Company focusing its efforts on the licensing business model whereby licensees and future licensees will install and run the equipment to produce EarthShell Packaging in their facilities.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses are comprised of personnel costs, travel and direct overhead for marketing, finance and administration. Total general and administrative expenses decreased by approximately $0.09 million to approximately $0.94 million from approximately $1.03 million for the three months ended March 31, 2006, compared to the three months ended March 31, 2006, respectively. The largest reductions were in personnel costs, legal and professional fees as the Company works to control expenses given the limited cash availability.

INTEREST EXPENSE. Interest expense is comprised of related party interest expense and other interest expense.

      o Related party interest expense increased by approximately $0.03 million to $0.03 for the three months ended March 31, 2006 from approximately $0.001 million for the three months ended March 31, 2005. The related party interest expense is comprised of interest accrued on the $1.0 million note payable to E. Khashoggi Industries, LLC.
      o Other interest expense increased by approximately $0.48 million to approximately $0.5 million for the three months ended March 31, 2006 from approximately $0.02 million for the three months ended March 31, 2005.Other interest expense in the first three months of 2006 was primarily composed of amortization of the debt discount and interest accrued on Cornell Capital Debentures.

OTHER INCOME. Other income increased by approximately $0.3 million to $0.3 million for the three months ended March 31, 2006 from $0.008 million for the three months ended March 31, 2005. This other income was the result of a gain on the sale of certain minor pieces of equipment which had previously been scrapped and consigned to an equipment dealer and recognition of gains on settlement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow. The Company's principal uses of cash for the three months ended March 31, 2006 were to fund operations, repay notes and payment of accounts payable and accrued expenses. Net cash used in operations was $1.6 million and $0.8 million for the three months ended March 31, 2006 and 2005, respectively. The use for 2006 was primarily from the loss incurred plus an additional $0.5 million decrease in accounts payable and accrued expenses. In the first three months of 2005, the use of cash was comprised of the net loss offset by an increase in deferred revenue of $0.2 million Net cash provided by investing activities was $0.02 million and $0.007 million for the three months ended March 31, 2006 and 2005, respectively. Net cash provided by financing activities was $1.8 million and $0.9 million for the three months ended March 31, 2006 and 2005, respectively. For 2006, the cash provided by financing activities was comprised of $1.6 million from the issuance of notes (net of issue costs of $0.3 million) and $0.2 million from the proceeds of a note payable to a related party. As of March 31, 2006, the Company had cash and related cash equivalents totaling $0.6 million.

Capital Requirements. The Company only made minor capital expenditures during the three months ended March 31, 2006 and does not anticipate additional significant capital expenditures in 2006.

Contractual Obligations. The following table summarizes the Company's known obligations to make future payments pursuant to certain contracts as of March 31, 2006, as well as an estimate of the timing in which these obligations are expected to be satisfied:

                                                     Payments due
                                                       by period
                                                    (in thousands)  Less than      1-3
Contractual Obligations                                  Total       1 year       Years
--------------------------------------------------  --------------  ---------    -------
Note payable to related party (including interest)  $        1,225  $      75    $ 1,150
Convertible debenture                                        4,500         --      4,500
Other long-term liability
                                                               323        234         89
                                                    --------------  ---------    -------
Totals                                              $        6,048  $     309    $ 5.739
                                                    --------------  ---------    -------

Sources of Capital - Financing and Restructuring Transactions.

The 2006 Debentures. On March 5, 2003, the Company issued to a group of institutional investors 416,667 shares of common stock and $10.55 million in aggregate principal amount of secured convertible debentures due in March 5, 2006 (the"2006 Debentures"), for which the Company received proceeds of approximately $9.0 million, net of financing costs of approximately $1.5 million. In connection with the March 2003 financing transactions, the Company issued 54,167 shares of common stock to the lead purchaser of these 2006 Debentures and two warrants to a placement agent, both of whom received the instruments as compensation for their services rendered in connection with the transaction. In 2003, $5.75 million principal amount of the 2006 Debentures was converted into 958,334 shares of common stock. At December 31, 2003, the outstanding principal balance of 2006 Debentures was $6.8 million. The remaining shares under a December 2001 shelf registration statement were used to reserve shares potentially issuable upon conversion of the 2006 Debentures. Although the Company was in compliance with all covenants of the 2006 Debentures at December 31, 2003, on March 8, 2004 the Company's common stock was delisted from the Nasdaq SmallCap Market because the Company's market capitalization failed to meet the minimum required standard for continued listing. In addition, the Company did not make interest payments related to the 2006 Debentures as required on January 31, 2004. These actions put the Company in non-compliance with its covenants under the 2006 Debentures. During 2004, the Company sold $2.7 million of its common stock in a private equity transaction, received $1.5 million in prepaid technology fees related to the granting of new licenses, and worked to negotiate settlements with each of the remaining holders of its 2006 Debentures to retire the 2006 Debentures, to resolve the defaults, and to restructure its long-term debt. As of December 31, 2004, the 2006 Debentures had been retired and the Company booked a contingent settlement of $2.375 million owing to SF Capital Partners, one of the former 2006 Debenture holders.

On January 11, 2006, the Company issued 186,021 shares of the Company's common stock to SF Capital Partners pursuant to a conversion right related to the Contingent Settlement of $2.375 million reached under the September 30, 2004 Amended and Restated Debenture Purchase Agreement. Pursuant to the Contingent Settlement, EarthShell must pay $2.375 million to SF Capital Partners from 33% of any equity funding received by the Company (excluding the first $2.7 million funded by MBS) or 50% of the royalties received by EarthShell in excess of $250,000 per month (as determined on a cumulative basis commencing July 1, 2004). The Company has the right to convert the unpaid portion of the $2.375 million into shares of the Company's common stock at a price equal to the lesser of $3.00 per share, or the price per share that EarthShell shall subsequently receive upon the issuance of its common stock (or other convertible security) during the three year period commencing September 30, 2004. SF Capital Partners delivered a conversion notice to the Company on January 11, 2006 requesting conversion of $558,063 of the Contingent Settlement into shares of the Company's common stock. Following the conversion, the remaining balance of the Contingent Settlement was approximately $1.8 million. The Company recorded that difference between the conversion value and the fair value of the common stock at the time of the conversion as a settlement gain in the amount of $213,924.

EarthShell Asia License. On August 22, 2005, the Company entered into an agreement with Earthshell Asia in connection with the granting of certain licenses to use a new embodiment of EarthShell Technology for various applications in certain Asian territories (the "EA License"). Shortly after executing a letter agreement, both the Company and EA entered into negotiations to restructure the transaction and ultimately entered into an amended and restated letter agreement dated December 9, 2005. As part of such restructuring, the Company may receive a total of up to $2.6 million from a combination of (i) prepaid technology fees (up to $1.7 million), (ii) the sale of up to 266,667 shares of its common stock for $0.5 million and (iii) the issuance of a warrant to purchase 1,033,333 shares of the Company's common stock at $3.90 per share, which, under certain circumstances, may be adjusted to an exercise price of not less than $3.00 per share. The realization of the full potential of the transaction is dependent on the Company successfully demonstrating the commercial viability of its technology in certain new applications. The Company received $0.5 million in 2005 from EA as an initial partial payment and agreed to issue 166,667 shares of its common stock in connection with this payment. The Company received an additional $0.3 million in December 2005 and $0.1 million in February of 2006 pursuant to the amended and restated agreement with EA, which was dated December 9, 2005, but which was not effective until February 10, 2006 when the final cash payment was received. On February 10, 2006 the Company issued a warrant to EarthShell Asia to purchase 1,033,033 shares of the Company's common stock at $3.90 per share, which, under certain circumstances, may be adjusted to an exercise price of not less than $3.00 per share. The Company received the remaining $100,000 (less fees of $39,366) due under the license and stock purchase agreement and subsequently issued the warrant.

Financing Transactions and Arrangements with EKI. During 2002 and 2003, EKI, an affiliated entity, made a series of simple interest loans to the Company totaling approximately $5.8 million. In addition as part of the settlement transactions, EKI purchased the Company's 2006 Debentures. On September 30, 2004, EKI entered into an agreement with EarthShell to sell back to the Company the 2006 Debentures it had purchased on the same terms originally paid by EKI. The Company retired the 2006 Debentures shortly thereafter.

In October 2004, in connection with the settlement of the 2006 Debentures, EKI converted all of its outstanding loans to EarthShell ($2,755,000) into unregistered common stock at $3.00 per share and $532,644 of accumulated interest at $4.00 per share for a total of 1,051,494 shares received by EKI. As of December 31, 2004, the loans from EKI to EarthShell had all been retired.

In May 2005, an additional 44,387 shares were issued to EKI pursuant to a ninety day price protection in the clause, which provided for an adjustment in the effective conversion price of the interest portions of the EKI loans from $4.00 per share to $3.00 per share. The Company also granted a ten year warrant to EKI to purchase one million shares of the Company's common stock at $3.00 per share in consideration of EKI's continued support of the Company since its inception, including providing bridge loans at below market terms from time to time. This warrant was cancelled and subsequently a new warrant with similar terms was reissued in August 2005 to Essam Khashoggi, beneficial owner of EKI and the then chairman of the board of the Company. On October 11, 2005, the Company entered into the 2005 EKI Loan with EKI pursuant to which the Company issued to EKI a promissory note in the principal amount of $1.0 million. As of December 31, 2005, EKI had advanced $0.85 million with the balance being funded by the second week of January 2006. Interest accrues on the principal balance of the 2005 EKI Loan at a variable per annum rate, as of any date of determination, that is equal to the rate published in the "Money Rates" section of The Wall Street Journal as being the "Prime Rate", compounded monthly. All accrued but unpaid interest and outstanding principal is due and payable on the earliest to occur of the following: (i) the second anniversary of the date of the 2005 EKI Loan;
(ii) five days following the date the Company has received $3.0 million or more in aggregate net cash proceeds from all financing transactions, equity contributions, and transactions relating to the sale, licensing, sublicensing or disposition of assets or the provision of services (including advance royalty payments, proceeds from the sale of the Company's common stock and fees for technological services rendered to third parties), measured from the date of the 2005 EKI Loan and not taking into account the proceeds advanced under the 2005 EKI Loan; or (iii) the occurrence of an Event of Default (as defined in the 2005 EKI Loan).

Cornell Capital Partners Financings. On March 23, 2005, the Company entered into a financing arrangement with Cornell Capital Partners whereby the Company issued promissory notes to, and entered into a security agreement with, Cornell Capital Partners. Pursuant to the financing, the Company issued promissory notes (collectively, the "CCP Notes") to Cornell Capital Partners with a total principal amount of $2.5 million. Upon consummation of the Cornell Capital Debenture Purchase Agreement with Cornell Capital Partners on January 6, 2006, described below, the CCP Notes and all accrued interest thereon have been paid in full.

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

On May 26, 2005, the Company issued a common stock purchase warrant to Cornell Capital Partners to purchase 625,000 shares of common stock of the Company. This May Warrant expires on May 26, 2006, has an exercise price which was adjusted to $3.00 per share of common stock and has "piggy back" and demand registration rights. In August 2005 Cornell Capital Partners agreed to consolidate the CCP Notes and to defer the commencement of repayment installments. In consideration of this modification to CCP Notes, the Company issued a warrant to Cornell Capital Partners to purchase 50,000 shares of common stock of the Company. This Warrant expires on August 26, 2007, has an exercise price, which was adjusted to $3.00 per share of common stock as of December 30, 2005, and has "piggy back" and demand registration rights.

Cornell Capital Debentures. On December 30, 2005, EarthShell entered into a Securities Purchase Agreement with Cornell Capital Partners (the "Cornell Capital Debenture Purchase Agreement") pursuant to which the Company issued and sold to Cornell Capital Partners $4.5 million in principal amount of secured convertible debentures (the "Cornell Capital Debentures") on the terms described below. This agreement was consummated on January 6, 2006. The Cornell Capital Debentures are convertible into shares of the Company's common stock on the terms discussed below The Company received the aggregate proceeds of $4.5 million from the sale of the Cornell Capital Debentures on January 6, 2006, of which approximately $2.6 million was used to repay prior loans to Cornell Capital Partners of $2.5 million.

The Cornell Capital Debentures are secured by (i) a Pledge and Escrow Agreement, by and among the Company, Cornell Capital Partners, and David Gonzalez, Esq.,
(ii) an Insider Pledge Agreement and Escrow Agreement (the "IPEA"), by and among the Company, Cornell Capital Partners, David Gonzalez, Esq. and Mr. Benton Wilcoxon and (iii) an Amended and Restated Security Agreement, by and between the Company and Cornell Capital Partners. The Cornell Capital Debentures are secured by substantially all of the Company's assets, have a three year term and accrue interest at 12% per annum. The Cornell Capital Debenture Purchase Agreement required the Company to register the shares of the Company's common stock into which the Cornell Capital Debentures are convertible under the Securities Act of 1933. On February 14, 2006, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission ("SEC") in order to register 6,700,000 shares of common stock that may be issuable to the holders of the Cornell Capital Debentures upon conversion. Beginning 60 days after the SEC declares the registration statement effective, Cornell Capital Partners is entitled, at its option, to convert and sell up to $250,000 of the principal amount of the Cornell Capital Debentures, plus accrued interest, into shares of the Company's common stock, within any 30 day period at the lesser of
(i) a price equal to $3.00 or (ii) 88% of the average of the two lowest volume weighted average prices of the common stock during the ten trading days immediately preceding the conversion date, as quoted by Bloomberg, LP.

The holder of the Cornell Capital Debentures may not convert the Cornell Capital Debentures or receive shares of the Company's common stock as payment of interest thereunder to the extent such conversion or receipt of such interest payment would result in the holder, together with any affiliate thereof, beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder) in excess of 4.9% of the then issued and outstanding shares of common stock, including shares issuable upon conversion of, and payment of interest on, the Cornell Capital Debentures held by such holder after application of this 4.9% restriction. This 4.9% restriction may be waived by the holder (but only as to itself and not to any other holder) upon not less than 65 days prior notice to the Company.

The Company may redeem, with three business days advance written notice to Cornell Capital Partners, a portion or all amounts outstanding under the Cornell Capital Debentures prior to the maturity date provided that the closing bid price of the of the Company's common stock, as reported by Bloomberg, LP, is less than $3.00 at the time of the redemption notice. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to ten percent of the principal amount being redeemed, and accrued interest, to be delivered to the Cornell Capital Partners on the third business day after the redemption notice, provided, however, this redemption premium does not apply until the outstanding principal balance of the Cornell Capital Debentures has been reduced by $2.5 million. The amount that Cornell may convert in any 30 day period will be reduced by the amount that the Company redeems.

In connection with the Cornell Capital Debenture Purchase Agreement, on December 30, 2005, the Company issued to Cornell Capital Partners a warrant to purchase up to 350,000 shares of common stock (the "Cornell Capital Warrant"). This Cornell Capital Warrant has an exercise price of $4.00 per share, which may be adjusted under certain conditions to as low as $3.00 per share and expires two years from the date it was issued. Furthermore, in connection with the Company's sale of Cornell Capital Debentures, the Company issued to Mr. Benton Wilcoxon, in consideration of his pledge of shares of common stock of Composite Technology Corporation pursuant to the terms of the IPEA, a warrant to purchase up to 125,000 shares of common stock. This warrant has an exercise price of $4.00 per share and expires three years from the date it was issued.

The Company has valued the convertible note payable, related warrants and the beneficial conversion option to convert the principal balance into shares, using the "Relative Fair Value" approach. Accordingly, the Company recognized a discount of $2.1 million on the $4.5 million principal value of the convertible note payable and is amortizing the debt discount over the 36 month life of the note.

      In addition to (a) the $0.9 million received pursuant to the EA agreements
(b) the $1.0 million received pursuant to the 2005 EKI Loan and (c) the $1.7 million in net proceeds received from the $4.5 million note to Cornell Capital Partners' Cornell Capital Debentures, the Company believes it will have to raise additional funds to meet its current obligations and to cover operating expenses through the year ending December 31, 2006. The Company expects to receive additional technology fees in connection with the granting of additional new licenses during 2006. If the Company is not successful in raising additional capital it may not be able to continue as a going concern. Management plans to address this need by raising cash through the sale of licenses, the generation of royalty revenues, short term borrowings, and the issuance of debt or equity securities. However, the Company cannot assure that additional financing will be available to it, or, if available, that the terms will be satisfactory, or that it will be able to sell additional licenses and receive any royalty payments in 2006. Management will also continue in its efforts to reduce expenses, but cannot assure that it will be able to reduce expenses below current levels. If the Company is not successful in raising additional capital it may not be able to continue as a going concern.

Off-Balance Sheet Arrangements. The Company does not have any off-balance sheet arrangements as of March 31, 2006, and has not entered into any transactions involving unconsolidated, limited purpose entities.


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


ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and
(ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The deficiencies in disclosure controls and procedures relate to the deficiencies in our internal control over financial reporting noted below.

(b) Changes in Internal Control Over Financial Reporting. The Company has begun taking remediation steps to enhance its internal control over financial reporting and reduce control deficiencies. In the 4th Quarter 2005, the Company employed a new Controller, a CPA, with 15 years' experience in public and private accounting. The new Controller is in the process of developing revised accounting systems and procedures that will strengthen the Company's controls over financial reporting. Additionally, the Company has hired an accounting employee to assist the Controller.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 1A.  RISK FACTORS

There has been no material change to the risk factors required to be disclosed by us in our Form 10-K for the year ended December 31, 2005.


ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On January 11, 2006, the Company issued 186,021 shares of the Company's common stock to SF Capital Partners pursuant to a conversion right related to the Contingent Settlement of $2.375 million reached under the September 30, 2004 Amended and Restated Debenture Purchase Agreement. Pursuant to the Contingent Settlement, EarthShell must pay $2.375 million to SF Capital Partners from 33% of any equity funding received by the Company (excluding the first $2.7 million funded by MBS) or 50% of the royalties received by EarthShell in excess of $250,000 per month (as determined on a cumulative basis commencing July 1, 2004). The Company has the right to convert the unpaid portion of the $2.375 million into shares of the Company's common stock at a price equal to the lesser of $3.00 per share, or the price per share that EarthShell shall subsequently receive upon the issuance of its common stock (or other convertible security) during the three year period commencing September 30, 2004. SF Capital Partners delivered a conversion notice to the Company on January 11, 2006 requesting conversion of $558,063 of the Contingent Settlement into shares of the Company's common stock. Following the conversion, the remaining balance of the Contingent Settlement was approximately $1.8 million. The Company recorded that difference between the conversion value and the fair value of the common stock at the time of the conversion as a settlement gain in the amount of $213,924.

On February 9, 2006, the Company issued 123,000 shares of stock in settlement of certain outstanding payables and settlement of litigation with Van Dam Machine Corporation. As a result, the Company recorded settlement gains of $41,100 during the quarter ended March 31, 2006.

On February 10, 2006, in connection with the issuance of a license and stock purchase agreement, the Company issued a warrant to EarthShell Asia to purchase 1,033,033 shares of the Company's common stock at $3.90 per share, which, under certain circumstances, may be adjusted to an exercise price of not less than $3.00 per share. The warrant expires on December 27, 2010. The Company received the remaining $100,000 (less fees of $39,366) due under the license and stock purchase agreement and subsequently issued the warrant.

On March 6, 2006, the Company issued a total of 50,000 shares of common stock to current and past Directors pursuant to restricted stock grants given to the directors in June 2005 as a bonus in recognition for their willingness to defer their cash compensation since 2004.

On March 7, 2005, the Company entered into an agreement with Capital Group Communications ("CGC") in which CGC would perform investor relations function on behalf of the Company in return for up to 600,000 shares of the Company's common stock. During the past year, the Company has accrued for this expense. Pursuant to a letter agreement dated February 27, 2006, the EarthShell and CGC reached an agreement in which CGC agreed to accept a total of 320,000 unregistered shares of EarthShell's Common Stock under this agreement as payment in full for its services. EarthShell agreed to include 300,000 of such shares in the next registration statement it files with the Securities and Exchange Commission. The 320,000 shares were issued to CGC on May 2, 2006.

The foregoing transactions were consummated without registration under the Securities Act of 1933, as amended (the "1933 Act"), in reliance upon the exemption from registration pursuant to Section 4 (2) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder. All of the purchasers are believed by the Company to be "accredited investors" within the meaning of the 1933 Act


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5. OTHER INFORMATION


In connection with the settlement of the 2006 Debentures and the related restructuring of the Company's debt, the Company provided registration rights with respect to newly issued unregistered shares of its common stock. Such registration rights required the Company to, among other things, file a registration statement with the SEC in December 2004 registering the resale of such shares of common stock. Under certain of the agreements, the Company's not filing such a registration statement (or the registration statement not being declared effective) within the required timeframe provides the holders of the registerable securities with a right to liquidated damages which, in the aggregate, may amount to approximately $50,000 per month until the registration statement is filed. If the Company fails to pay such liquidated damages, the Company must also pay interest on such amount at a rate of 10% per year (or such lesser amount as is permitted by law).

Because this registration statement was not filed, in December 2005 the Company became obligated on the direct financial obligation described above. In light of the Company's current liquidity and financial position any such claim could have a negative effect on the Company

During the first quarter of 2006, the Company issued certain equity securities for cash and in settlement transactions as disclosed in Item 2 of Part II hereof.


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

  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 15, 2006.





May 17, 2006                            EARTHSHELL CORPORATION


                                        By: /s/ D. Scott Houston
                                            ---------------------------
                                        Name:   D. Scott Houston,
                                        Title:  Chief Financial Officer

(Mr. Houston is the Principal Financial Officer and has been duly authorized to sign on behalf of the registrant.)