Form 10-Q
period 2006-06-30
EARTHSHELL CORP
filed 2006-08-14
CIK 911801

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                  June 30, 2006

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


                            1301 YORK ROAD, SUITE 200
                               BALTIMORE, MD 21093
               (Address of principal executive office) (Zip Code)

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

   Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      The number of shares outstanding of the Registrant's Common Stock as of July 28, 2006 is 20,095,190

                             EARTHSHELL CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2006

       INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES



PART I. FINANCIAL INFORMATION

   Item 1. Condensed Consolidated Financial Statements                   Page

         a)    Condensed Consolidated Balance Sheets as of June 30,
               2006 (unaudited) and December 31, 2005..................    1

         b)    Condensed Consolidated  Statements of Operations for
               the three month and six month periods ended June 30, 2006
               and June 30, 2005 (unaudited)............................   2

         c)    Condensed Consolidated  Statements of Cash Flows for
               the six months ended June 30, 2006 and June 30, 2005
               (unaudited) ............................................    3

         d)    Notes to Condensed Consolidated Financial Statements
               (unaudited) ............................................    6

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations ................................   11

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk.  16

   Item 4.   Controls and Procedures ..................................   16

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings.........................................   17

   Item 1A.  Risk Factors..............................................   17

   Item 2.   Unregistered Sales of Securities and Use of Proceeds......   17

   Item 3.   Defaults Upon Senior Securities...........................   18

   Item 4.   Submission of Matters to a Vote of Security Holders.......   18

   Item 5.   Other Information.........................................   18

   Item 6    Exhibits .................................................   19

SIGNATURE..............................................................   20

                             EARTHSHELL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      JUNE 30        DECEMBER 31
                                                        2006            2005
                                                   -------------    -------------
                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS
      Cash and cash equivalents ................   $     404,374    $     347,812
      Prepaid expenses and other current assets           72,506           83,473
                                                   -------------    -------------
           Total current assets ................         476,880         431,285

PROPERTY AND EQUIPMENT, NET ....................          12,039           11,991
EQUIPMENT HELD FOR SALE ........................               1                1

                                                   -------------    -------------
TOTALS .........................................   $     488,920    $     443,277
                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Accounts payable and accrued expenses ....   $   4,417,564    $   5,908,670
      Current portion of settlements ...........         179,160          300,786
      Current portion of deferred revenues .....         100,000          100,000
      Contingent settlement ....................       1,816,937        2,375,000
      Note payable, net of discount of $168,901               --        2,355,296
      Payable to a related party ...............       1,000,000          850,000
                                                   -------------    -------------
                 Total current liabilities .....       7,513,661       11,889,752

DEFERRED REVENUES, LESS CURRENT PORTION.........         737,500          787,500
NOTE PAYABLE, NET OF DISCOUNT OF $1,752,132            2,747,868               --
OTHER LONG-TERM LIABILITIES ....................          59,436          117,914
                                                   -------------    -------------
           Total liabilities ...................      11,058,465       12,795,166

STOCKHOLDERS' DEFICIT
Preferred Stock, $.01 par value, 10,000,000
  shares authorized; 400,000 Series D
  shares designated - 128,205 and 0 Series D
  shares issued and outstanding as of June 30,
  2006 and December 31, 2005, respectively......           1,282              --

Common Stock, $.01 par value, 40,000,000
  shares authorized: 19,845,190 and
  18,981,167 shares issued and outstanding
  as of June 30, 2006 and December 31 2005,
  respectively..................................         198,452          189,812
Common Stock to be issued.......................         106,500               --
Additional paid-in capital......................     319,627,214      315,306,825
Accumulated deficit.............................    (330,455,124)    (327,786,868)
Accumulated other comprehensive loss ...........         (47,869)         (61,658)
                                                   -------------    -------------
      Total stockholders' deficit ..............     (10,569,545)     (12,351,889)
                                                   -------------    -------------

TOTALS .........................................   $     488,920    $     443,277
                                                   =============    =============

            See Notes to Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  For the                        For the
                                                                Three Months                     Six Months
                                                                Ended June 30,                  Ended June 30,
                                                         ----------------------------    ----------------------------
                                                             2006            2005            2006            2005
                                                         ------------    ------------    ------------    ------------
Revenues .............................................   $     25,000    $     58,333    $     50,000    $    133,333

Operating Expenses

     Research and development expenses ...............         61,317         119,183          61,317         222,778
     Related party general and administrative expenses
          (reimbursements) ...........................         10,000          (4,218)         30,000          (3,640)
     Other general and administrative expenses .......      1,122,877       1,577,688       2,074,923       2,610,001
     Depreciation and amortization ...................          1,218             838           2,321           1,675
                                                         ------------    ------------    ------------    ------------
         Total operating expenses ....................      1,195,412       1,693,491       2,168,561       2,830,814

Operating Loss .......................................      1,170,412       1,635,158       2,118,561       2,697,481

Other (Income) Expenses
     Interest income .................................         (3,861)         (2,274)         (7,221)         (2,752)
     Related party interest expense ..................         19,965         100,758          48,337         101,314
     Other interest expense ..........................        340,392         144,364         839,274         165,825
     Gain on sales of property and equipment .........             --         (16,600)        (26,096)        (23,705)
     Gain on settlement of debt ......................        (49,575)             --        (304,599)             --
Loss Before Income Taxes .............................      1,477,333       1,861,406       2,668,256       2,938,163

Income taxes .........................................             --              --              --             800
                                                         ------------    ------------    ------------    ------------
Net Loss .............................................   $  1,477,333    $  1,861,406    $  2,668,256    $  2,938,963
                                                         ============    ============    ============    ============

Basic and Diluted Loss Per Common Share ..............   $       0.07    $       0.10    $       0.14    $       0.16
Weighted Average Number of Common Shares Outstanding .     19,629,584      18,394,967      19,429,242      18,323,013

            See Notes to Condensed Consolidated Financial Statements.

                             EARTHSHELL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                             ----------------------------------
                                                                                   2006               2005
                                                                             ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .................................................................   $    (2,668,256)   $    (2,938,963)
Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and amortization ..........................................             2,321              1,675
  Amortization of debt discount ..........................................           519,327            100,196
  (Gain) Loss on sale, disposal, or impairment of property and equipment .           (26,096)           (23,705)
  (Gain) on settlements of debt ..........................................          (304,599)                --
  Stock option and restricted stock compensation expense .................           260,837            251,692
  Other non-cash expense items ...........................................            39,367           (196,526)
Changes in operating assets and liabilities
  Prepaid expenses and other current assets ..............................            10,966             30,172
  Deferred revenues ......................................................           (50,000)          (133,333)
  Accounts payable and accrued expenses ..................................             8,849          1,076,893
  Payables to a related party ............................................                --            (37,854)
  Other long-term liabilities ............................................             4,955                 --
                                                                             ---------------    ---------------
     Net cash used in operating activities ...............................        (2,202,329)        (1,869,753)
                                                                             ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment .......................................            (2,368)                --
Proceeds from sales of property and equipment ............................            26,096             23,705
                                                                             ---------------    ---------------
     Net cash provided by investing activities ...........................            23,728             23,705
                                                                             ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock ................................           500,000                 --
Proceeds from issuance of common stock ...................................                --             25,000
Proceeds from issuance of warrants (net of costs of $39,366) .............            60,634
Proceeds from issuance of notes payable to related party .................           150,000            322,000
Repayment of notes payable to related party ..............................                --           (322,000)
Principal payments on settlements ........................................          (185,059)          (146,270)
Proceeds from issuance of note payable ...................................         1,975,803          2,500,000
Note payable issuance costs ..............................................          (280,000)          (402,500)
                                                                             ---------------    ---------------
     Net cash provided by financing activities ...........................         2,221,378          1,976,230
                                                                             ---------------    ---------------

Effect of exchange rate changes on cash and cash equivalents .............            13,785             (7,465)
                                                                             ---------------    ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................            56,562            122,717

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................           347,812            272,371
                                                                             ---------------    ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................................   $       404,374    $       395,088
                                                                             ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
    Income taxes .........................................................   $            --    $           800
    Interest .............................................................   $       105,924    $        12,619


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

On December 30, 2005 in connection with a Securities Purchase Agreement, the Company issued to Cornell Capital Partners a warrant to purchase up to 350,000 shares of common stock (the "Cornell Capital Warrant"). This Cornell Capital Warrant has an exercise price of $4.00 per share, which may be adjusted under certain conditions to as low as $3.00 per share and expires two years from the date it was issued. Furthermore, in connection with the Company's sale of Cornell Capital Debentures, in January 2006 the Company issued to Mr. Benton Wilcoxon, in consideration of his pledge of shares of common stock of Composite Technology Corporation pursuant to the terms of a security and pledge agreement a warrant to purchase up to 125,000 shares of common stock. This warrant has an exercise price of $4.00 per share and expires three years from the date it was issued. Using the Black-Scholes pricing model, the warrants were valued at $241,155.

On January 11, 2006, the Company issued 186,021 shares of the Company's common stock to SF Capital Partners pursuant to a conversion right related to the Contingent Settlement of $2.375 million reached under the September 30, 2004 Amended and Restated Debenture Purchase Agreement. Pursuant to the Contingent Settlement, EarthShell must pay $2.375 million to SF Capital Partners from 33% of any equity funding received by the Company (excluding certain funding) or 50% of the royalties received by EarthShell in excess of $250,000 per month (as determined on a cumulative basis commencing July 1, 2004). The Company has the right to convert the unpaid portion of the $2.375 million into shares of the Company's common stock at a price equal to the lesser of $3.00 per share, or the price per share that EarthShell shall subsequently receive upon the issuance of its common stock (or other convertible security) during the three year period commencing September 30, 2004. Following the conversion of $558,063 into 186,021 shares of common stock, the remaining balance of the Contingent Settlement was approximately $1.8 million. The Company recorded that difference between the conversion value and the fair value of the common stock at the time of the conversion as a settlement gain in the amount of $213,924.


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


            See Notes to Condensed Consolidated Financial Statements.

On March 6, 2006, the Company issued a total of 50,000 shares of common stock to current and past Directors pursuant to restricted stock grants given to the directors in June 2005 as a bonus in recognition for their willingness to defer their cash compensation since 2004. An accrual to compensation expense was recorded in 2005.

On March 7, 2005, the Company entered into an agreement with Capital Group Communications ("CGC") in which CGC would perform investor relations functions on behalf of the Company in return for up to 600,000 shares of the Company's common stock. During the past year, the Company has accrued for this expense. Pursuant to a letter agreement dated February 27, 2006, EarthShell and CGC reached an agreement in which CGC agreed to accept a total of 320,000 unregistered shares of EarthShell's Common Stock under this agreement as payment in full for its services. EarthShell agreed to include 300,000 of such shares in the next registration statement it files with the Securities and Exchange Commission. The 320,000 shares were issued to CGC on May 2, 2006.

During June, 2006, the Company issued a total of 160,000 shares of restricted common stock to two individuals in connection with the termination of a license agreement, mutual release, and settlement of claims between the parties.

On June 21, 2006, EarthShell Corporation (the "Company") entered into a Securities Purchase Agreement (the "SPA") by and among the Company and certain investors named therein (the "Investors") pursuant to which the Company sold an aggregate of 128,205 shares of Series D convertible preferred stock (the "Series D Preferred Stock") for a total purchase price of $500,000. The Series D Preferred Stock, which was sold to the Investors in a private offering, pays a cumulative 20% annual dividend, which shall be paid on conversion or liquidation of the Company. The Series D Preferred Stock is callable in certain circumstances by the Company. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series D Preferred Stock will be entitled to receive, prior and in preference to any distribution of the assets or surplus funds of the Company to the holders of any shares of common stock by reason of the ownership thereof, an amount equal to the Liquidation Value of $3.90 per share and any accrued dividends. Each share of Series D Preferred Stock is convertible into one share of the Company's common stock, par value $0.01 per share, subject to adjustment. In order to (i) effect an amendment of the Company's Certificate of Incorporation or By-Laws (except to increase the number of directors), (ii) issue, or permit any Subsidiaries to issue, any additional shares of capital stock or other equity interests at less than Fair Market Value, or (iii) change the Company's business or business model, the affirmative vote of the holders of at least seventy-five percent (75%) of the then outstanding shares of Series D Preferred Stock must first be obtained. In connection with the issuance and sale of the Series D Preferred Stock, the Company granted the Investors immediately exercisable warrants to purchase an aggregate of 555,555 shares of the Company's common stock at an exercise price of $3.90 per share, subject to adjustment (the "Warrants"). The Investors also have been granted certain registration rights with respect to the shares of common stock underlying the Series D Preferred Stock and the Warrants as set forth in Section 3 of the SPA.

            See Notes to Condensed Consolidated Financial Statements.

                             EARTHSHELL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2006

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

BASIS OF PRESENTATION OF FINANCIAL INFORMATION

The foregoing condensed financial information has been prepared from the books and records of EarthShell Corporation Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2005.

EarthShell Corporation's condensed consolidated financial statements include the accounts of its wholly-owned subsidiary, PolarCup EarthShell GmbH. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, thefinancial information reflects all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception, has minimal revenues and has a working capital deficit of $7.0 million at June 30, 2006. These factors, along with others, indicate substantial doubt that the Company will be able to continue as a going concern for the next 12 months. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations.

On December 30, 2005 the Company entered into a financing transaction with Cornell Capital Partners to borrow $4.5 million, of which, the Company received $1.7 million in net proceeds after repayment of prior loans of $2.5 million and payment of fees in the amount of $0.3 million. On January 6, 2006, the Company received this funding. Additionally, on June 21, 2006, EarthShell Corporation entered into a Securities Purchase Agreement (the "SPA") by and among the Company and certain investors named therein pursuant to which the Company sold an aggregate of 128,205 shares of Series D convertible preferred stock for a total purchase price of $500,000. (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Financial Resources. Also see Subsequent Events). The Company will have to raise additional funds to meet its current obligations and to cover operating expenses through the year ending December 31, 2006. If the Company is not successful in raising additional capital it may not be able to continue as a going concern. Management plans to address this need by raising cash through the sale of licenses, the generation of royalty revenues, short term borrowings, and the issuance of debt or equity securities. However, the Company cannot assure that additional financing will be available to it, or, if available, that the terms will be satisfactory, or that it will be able to sell additional licenses and receive any royalty payments in 2006. Management will also continue in its efforts to reduce expenses, but cannot assure that it will be able to reduce expenses below current levels.

PROPERTY AND EQUIPMENT AND EQUIPMENT HELD FOR SALE

The cost and accumulated depreciation of property and equipment and equipment held for sale at June 30, 2006 and December 31, 2005 were as follows:

                                                         JUNE 30,       DECEMBER 31,
                                                          2006            2005
                                                       ------------    ------------
Total office furniture and equipment ...............         96,737         158,854
Less:  Accumulated depreciation and amortization ...        (84,698)       (146,863)
                                                       ------------    ------------
Property and equipment - net .......................   $     12,039    $     11,991
                                                       ============    ============
Equipment held for sale ............................   $          1    $          1
                                                       ============    ============


ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following is a summary of accounts payable and accrued expenses at June 30, 2006 and December 31, 2005:

                                                 JUNE 30,    DECEMBER 31,
                                                  2006           2005
                                              ------------   ------------
Accounts payable and other accrued expenses   $  3,505,779   $  3,137,261
Legal accruals ............................        235,610      1,920,575
Deferred officer compensation .............        489,683        453,544
Accrued property taxes ....................        111,002        116,002
Accrued salaries, wages and benefits ......         75,490        281,288
                                              ------------   ------------
Total accounts payable and accrued expenses   $  4,417,564   $  5,908,670
                                              ============   ============


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


The Cornell Capital Debentures are secured by (i) a Pledge and Escrow Agreement, by and among the Company, Cornell Capital Partners, and David Gonzalez, Esq.,
(ii) an Insider Pledge Agreement and Escrow Agreement (the "IPEA"), by and among the Company, Cornell Capital Partners, David Gonzalez, Esq. and Mr. Benton Wilcoxon and (iii) an Amended and Restated Security Agreement, by and between the Company and Cornell Capital Partners. The Cornell Capital Debentures are secured by substantially all of the Company's assets, have a three year term and accrue interest at 12% per annum. The Cornell Capital Debenture Purchase Agreement required the Company to register the shares of the Company's common stock into which the Cornell Capital Debentures are convertible under the Securities Act of 1933. On February 14, 2006, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission ("SEC") which was subsequently amended on August 2, 2006 in order to register 6,700,000 shares of common stock that may be issuable to the holders of the Cornell Capital Debentures upon conversion. Beginning 60 days after the SEC declares the registration statement effective, Cornell Capital Partners is entitled, at its option, to convert and sell up to $250,000 of the principal amount of the Cornell Capital Debentures, plus accrued interest, into shares of the Company's common stock, within any 30 day period at the lesser of (i) a price equal to $3.00 or (ii) 88% of the average of the two lowest volume weighted average prices of the common stock during the ten trading days immediately preceding the conversion date, as quoted by Bloomberg, LP.

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

STOCK OPTIONS

In 1995 the Company subsequently established the EarthShell Corporation 1995 Stock Incentive Plan (the "Plan"). The Plan as amended provides that the Company may grant an aggregate number of options for up to 1,250,000 shares of common stock to employees, directors and other eligible persons as defined by the Plan. Options issued to date under the Plan generally vest over varying periods from 0 to 5 years and generally expire 5 to 10 years from the date of grant. Some of the options granted are subject to approval by the shareholders of an increase in the number of shares reserved for issuance under the Plan.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment: An Amendment of SFAS No. 123" using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and adopted the disclosure only alternative of SFAS No. 123. For stock-based awards issued on or after January 1, 2006, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards existing on December 31, 2005 that are unvested as of the effective date of SFAS No. 123(R) are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used previously under SFAS No. 123. As of January 1, 2006, the Company had 379,167 shares for which the requisite service period has not yet been met. The compensation expense recorded for the portion of these whose requisite service period had been rendered for the six months ended June 30, 2006 was $0.3 million.

Information with respect to stock options is as follows for the six months ended June 30, 2006:

                                                                            Weighted-Average
                                                                                Remaining         Aggregate
                                                     Weighted-Average        Contractual Term     Intrinsic
                                       Shares         Exercise Price            (in years)         Value
                                       ---------         -----------         -----------         -----------
Outstanding as of January 1,
2006........................           1,629,425         $      6.68                  --                  --

Granted ....................                  --                  --                  --                  --

Exercised ..................                  --                  --                  --                  --

Forfeited / Cancelled ......              18,705         $     57.45                  --                  --
                                       ---------         -----------         -----------         -----------

Outstanding as of June
30, 2006 ...................           1,610,720         $      6.09                7.35         $   324,000
                                       =========         ===========         ===========         ===========

Options exercisable as of
June 30, 2006 ..............           1,033,220         $      6.51                6.40         $   192,000
                                       =========         ===========         ===========         ===========

For 2005, prior to adoption of SFAS 123(R) the company did not record compensation expense related to the options granted. If the Company had applied the fair value based method to recognize compensation cost for the options granted, the net loss and net loss per share would have been changed to the following pro forma amounts for the six months ended June 30, 2005:


                                                                         2005
                                                                      ----------
Net Loss as reported .......................................          $2,938,863
Deduct: Stock-based employee compensation
   expense included in reported net loss, net
   of tax ..................................................                  --
Add: Total stock-based employee compensation
   determined under fair value based method
   for all awards, net of tax
   Relates to warrants issued to executive
   Officers ................................................          $2,326,408
                                                                      ----------

Pro forma net loss .........................................          $5,265,371

Basic diluted loss per common share
   As reported .............................................          $     0.16
   Pro forma ...............................................          $     0.29


In May of 2005, the Company granted to its chairman of the Board of Directors (and majority beneficial stockholder) a warrant to purchase one million shares of the Company's common stock at $3 per share in consideration of the stockholder's continued support of the Company since its inception and providing bridge loans from time to time. The warrant expires in May of 2015.

STOCK TRANSACTIONS

On January 11, 2006, the Company issued 186,021 shares of the Company's common stock to SF Capital Partners pursuant to a conversion right related to the Contingent Settlement of $2.375 million reached under the September 30, 2004 Amended and Restated Debenture Purchase Agreement. Pursuant to the Contingent Settlement, EarthShell must pay $2.375 million to SF Capital Partners from 33% of any equity funding received by the Company (excluding certain funding) or 50% of the royalties received by EarthShell in excess of $250,000 per month (as determined on a cumulative basis commencing July 1, 2004). The Company has the right to convert the unpaid portion of the $2.375 million into shares of the Company's common stock at a price equal to the lesser of $3.00 per share, or the price per share that EarthShell shall subsequently receive upon the issuance of its common stock (or other convertible security) during the three year period commencing September 30, 2004. Following the conversion of $558,063 into 186,021 shares of common stock, the remaining balance of the Contingent Settlement was approximately $1.8 million. The Company recorded that difference between the conversion value and the fair value of the common stock at the time of the conversion as a settlement gain in the amount of $213,924.

On February 9, 2006, the Company issued 123,000 shares of stock in settlement of certain outstanding payables and settlement of litigation with Van Dam Machine Corporation. As a result, the Company recorded settlement gains of $41,100 during the Quarter ended March 31, 2006,

On February 10, 2006, in connection with the issuance of a license and stock purchase agreement, the Company issued a warrant to EarthShell Asia to purchase 1,033,033 shares of the Company's common stock at $3.90 per share, which, under certain circumstances, may be adjusted to an exercise price of not less than $3.00 per share. The warrant expires on December 27, 2010. The Company received the remaining $100,000 (less legal fees of $39,366) due under the license and stock purchase agreement and subsequently issued the warrant.

On March 6, 2006, the Company issued a total of 50,000 shares of common stock to current and past Directors pursuant to restricted stock grants given to the directors in June 2005 as a bonus in recognition for their willingness to defer their cash compensation since 2004.

On March 7, 2005, the Company entered into an agreement with Capital Group Communications ("CGC") in which CGC would perform investor relations functions on behalf of the Company in return for up to 600,000 shares of the Company's common stock. During the past year, the Company has accrued for this expense. Pursuant to a letter agreement dated February 27, 2006, the EarthShell and CGC reached an agreement in which CGC agreed to accept a total of 320,000 unregistered shares of EarthShell's Common Stock under this agreement as payment in full for its services. EarthShell agreed to include 300,000 of such shares in the next registration statement it files with the Securities and Exchange Commission. The 320,000 shares were issued to CGC on May 2, 2006.

During June, 2006, the Company issued a total of 160,000 shares of restricted common stock to two individuals in connection with the termination of a license agreement, mutual release, and settlement of claims between the parties.

On June 21, 2006, EarthShell Corporation (the "Company") entered into a Securities Purchase Agreement (the "SPA") by and among the Company and certain investors named therein (the "Investors") pursuant to which the Company sold an aggregate of 128,205 shares of Series D convertible preferred stock (the "Series D Preferred Stock") for a total purchase price of $500,000. The Series D Preferred Stock, which was sold to the Investors in a private offering, pays a cumulative 20% annual dividend, which shall be paid on conversion or liquidation of the Company. The Series D Preferred Stock is callable in certain circumstances by the Company. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series D Preferred Stock will be entitled to receive, prior and in preference to any distribution of the assets or surplus funds of the Company to the holders of any shares of common stock by reason of the ownership thereof, an amount equal to the Liquidation Value of $3.90 per share and any accrued dividends. Each share of Series D Preferred Stock is convertible into one share of the Company's common stock, par value $0.01 per share, subject to adjustment. In order to (i) effect an amendment of the Company's Certificate of Incorporation or By-Laws (except to increase the number of directors), (ii) issue, or permit any Subsidiaries to issue, any additional shares of capital stock or other equity interests at less than Fair Market Value, or (iii) change the Company's business or business model, the affirmative vote of the holders of at least seventy-five percent (75%) of the then outstanding shares of Series D Preferred Stock must first be obtained. In connection with the issuance and sale of the Series D Preferred Stock, the Company granted the Investors immediately exercisable warrants to purchase an aggregate of 555,555 shares of the Company's common stock at an exercise price of $3.90 per share, subject to adjustment (the "Warrants"). The Investors also have been granted certain registration rights with respect to the shares of common stock underlying the Series D Preferred Stock and the Warrants as set forth in Section 3 of the SPA.

SUBSEQUENT EVENTS

On July 12, 2006, the Company entered into a Letter Agreement with Cornell Capital Partners, pursuant to which Cornell Capital Partners has agreed to forbear from exercising certain rights and remedies under the Cornell Capital Debentures and pursuant to a Registration Rights Agreement. The Company has acknowledged that an event of default under the Cornell Capital Debentures occurred as of June 30, 2006 with the Company failing to timely register with the U.S. Securities and Exchange Commission the common stock underlying the Cornell Capital Debentures. The Company also acknowledged that Cornell Capital Partners is entitled to liquidated damages equal to one percent (1%) of the liquidated value of the Cornell Capital Partners for each thirty (30) day period after May 31, 2006. Pursuant to the Agreement, Cornell Capital Partners has agreed to waive the default, including all liquidated damages that may have accrued through the date of the Agreement and during the Forbearance Period (as defined below), in exchange for the issuance of 250,000 shares of common stock and the Company obtaining the effectiveness by September 30, 2006 of the Registration Statement originally filed with the U.S. Securities and Exchange Commission on February 14, 2006, which includes the shares of common stock underlying the Cornell Capital Debentures. Furthermore, Cornell Capital Partners has agreed not to make any conversions under the Cornell Capital Debentures until the earlier of September 30, 2006 or the expiration of the Forbearance Period, which commences on the date of the execution of the Agreement and continues for so long as (i) the Company strictly complies with the terms of the agreement and (ii) there is no occurrence or existence of any event of default other than the default under the transaction documents or any other agreement that the Company has entered into with Cornell Capital Partners. Cornell Capital Partners shall also have the right to demand the registration of the 250,000 shares of common stock by providing to the Company with thirty (30) days prior written notice of such request and also has certain "piggy-back" registration rights.

On July 28, 2006, the Company entered into a Loan and Mutual Release Agreement (the "LMRA") pursuant to which E. Khashoggi Industries, LLC ("EKI") advanced $350,000 directly to the Company and an additional $150,000 to a law firm on behalf of the Company to cover legal fees related to patent renewals (together, the "2006 EKI Loans". The Company executed two separate promissory notes to EKI on July 28, 2006; one in the amount of $350,000 and the other in the amount of $150,000. Interest accrues on the principal balance of the $350,000 note at a variable per annum rate, as of any date of determination, that is equal to the rate published in the "Money Rates" section of The Wall Street Journal as being the "Prime Rate", compounded monthly. The $150,000 note is non-interest bearing. All accrued but unpaid interest and outstanding principal under the 2006 EKI Loans is due and payable on the earliest to occur of the following: (i) the second anniversary of the date of the 2006 EKI Loans; (ii) five days following the date the Company has received $3.0 million or more in aggregate net cash proceeds from all financing transactions, equity contributions, and transactions relating to the sale, licensing, sublicensing or disposition of assets or the provision of services (including advance royalty payments, proceeds from the sale of the Company's common stock and fees for technological services rendered to third parties), measured from the date of the 2006 EKI Loans and not taking into account the proceeds advanced under the 2005 EKI Loan or the 2006 EKI Loans; or (iii) the occurrence of an Event of Default (as defined in the 2006 EKI Loan).

The Company has been engaged in litigation with two (2) equipment suppliers related to the purchase of manufacturing equipment for the Company's former Goettingen, Germany manufacturing line that is no longer in service. The entire amount claimed in the litigation has already been accrued as part of the Company's accounts payable. During the July 2006, the Company reached settlements with both of these equipment suppliers and the litigation matters are being dismissed. The Company will record a gain on the settlement of this litigation amounting to approximately $1.0 million in the third fiscal quarter.

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

Going Concern Basis. The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception, has minimal revenues and has a working capital deficit of $7.0 million at June 30, 2006. These factors, along with others, may indicate that the Company will be unable to continue as a going concern for the next 12 months. The Company will have to raise additional funds to meet its current obligations and to cover operating expenses through the year ending December 31, 2006. If the Company is not successful in raising additional capital it may not be able to continue as a going concern. Management plans to address this need by raising cash through short term borrowings and/or the issuance of debt or equity securities. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2005.

The Company's net loss decreased by approximately $0.4 million to approximately $1.4 million from approximately $1.8 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, respectively.

REVENUES. The Company recorded revenues of approximately $0.03 million for the three months ended June 30, 2006 as compared to $0.06 for the three months ended June 30, 2005. These revenues reflect realization of technology fees receivable under the sublicense agreements. The decrease is due to the termination of the MBS Sublicense Agreement in June, 2005 and the related elimination of the prepaid technology fee being amortized.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses are comprised of fees paid to the USDA under a Cooperative Research and Development Agreement, personnel costs, travel and direct overhead for development and demonstration production. Research and development expenses decreased $0.06 million to $0.06 million for the three months ended June 30, 2006 from $0.12 million for the three months ended June 30, 2005. The reduction is due to the Company focusing its efforts on the licensing business model whereby licensees and future licensees will install and run the equipment to produce EarthShell Packaging in their facilities.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses are comprised of personnel costs, travel and direct overhead for marketing, finance and administration. Total general and administrative expenses decreased by approximately $0.5 million to approximately $1.1 million from approximately $1.6 million for the three months ended June 30, 2006, compared to the three months ended June 30, 2006, respectively. The largest reductions were in personnel costs, legal and professional fees as the Company works to control expenses given the limited cash availability.

INTEREST EXPENSE. Interest expense is comprised of related party interest expense and other interest expense.

o Related party interest expense decreased by approximately $0.08 million to $0.02 for the three months ended June 30, 2006 from approximately $0.1 million for the three months ended June 30, 2005. The decrease is due to interest expense being recorded on the EKI stock issuance and debt conversion during the first quarter of 2005. The related party interest expense in 2006 is comprised of interest accrued on the $1.0 million note payable to E. Khashoggi Industries, LLC.

o Other interest expense increased by approximately $0.2 million to approximately $0.3 million for the three months ended June 30, 2006 from approximately $0.1 million for the three months ended June 30, 2005.Other interest expense for the second quarter of 2006 was primarily composed of amortization of the debt discount and interest accrued on debentures issued to Cornell Capital Partners (the "Cornell Capital Debentures").

OTHER INCOME. Other income increased by approximately $0.03 million to $0.05 million for the three months ended June 30, 2006 from $0.02 million for the three months ended June 30, 2005. This other income was the result of recognition of gains on settlement of debt in 2006.


SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2005.

The Company's net loss decreased by approximately $0.3 million to approximately $2.6 million from approximately $2.9 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, respectively.

REVENUES. The Company recorded revenues of approximately $0.05 million for the six months ended June 30, 2006 as compared to $0.1 for the six months ended June 30, 2005. These revenues reflect realization of technology fees receivable under the sublicense agreements. The decrease is due to the termination of the MBS Sublicense Agreement in June, 2005 and the related elimination of the prepaid technology fee being amortized.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses are comprised of fees paid to the USDA under a Cooperative Research and Development Agreement, personnel costs, travel and direct overhead for development and demonstration production. Research and development expenses decreased $0.16 million to $0.06 million for the six months ended June 30, 2006 from $0.22 million for the six months ended June 30, 2005. The reduction is due to the Company focusing its efforts on the licensing business model whereby licensees and future licensees will install and run the equipment to produce EarthShell Packaging in their facilities.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses are comprised of personnel costs, travel and direct overhead for marketing, finance and administration. Total general and administrative expenses decreased by approximately $0.6 million to approximately $2.0 million from approximately $2.6 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, respectively. The largest reductions were in personnel costs, legal and professional fees as the Company works to control expenses given the limited cash availability.

INTEREST EXPENSE. Interest expense is comprised of related party interest expense and other interest expense.

o Related party interest expense decreased by approximately $0.05 million to $0.05 million for the six months ended June 30, 2006 from approximately $0.1 million for the six months ended June 30, 2005. The decrease is due to interest expense being recorded on the EKI stock issuance and debt conversion during the first quarter of 2005. The related party interest expense for 2006 is comprised of interest accrued on the $1.0 million note payable to E. Khashoggi Industries, LLC.

o Other interest expense increased by approximately $0.6 million to approximately $0.8 million for the six months ended June 30, 2006 from approximately $0.2 million for the six months ended June 30, 2005. Other interest expense in the first six months of 2006 was primarily composed of amortization of the debt discount and interest accrued on Cornell Capital Debentures.

OTHER INCOME. Other income increased by approximately $0.3 million to $0.33 million for the six months ended June 30, 2006 from $0.03 million for the six months ended June 30, 2005. This other income was the result of a gain on the sale of certain minor pieces of equipment which had previously been scrapped and consigned to an equipment dealer in 2005 and 2006 and recognition of gains on settlement of debt in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow. The Company's principal uses of cash for the six months ended June 30, 2006 were to fund operations, repay notes and payment of accounts payable and accrued expenses. Net cash used in operations was $2.2 million and $1.9 million for the six months ended June 30, 2006 and 2005, respectively. The use of cash for 2006 was primarily from the loss incurred. In the first six months of 2005, the use of cash was comprised of the net loss offset by a change in accounts payable and accrued expenses of $1.0 million. Net cash provided by investing activities was $0.02 million and $0.02 million for the six months ended June 30, 2006 and 2005, respectively which was primarily the proceeds from the sale of property and equipment. Net cash provided by financing activities was $2.2 million and $2.0 million for the six months ended June 30, 2006 and 2005, respectively. For 2006, the cash provided by financing activities was comprised of $1.6 million from the issuance of notes (net of issue costs of $0.3 million), $0.5 million from the issuance of preferred stock and $0.2 million from the proceeds of a note payable to a related party. As of June 30, 2006, the Company had cash and related cash equivalents totaling $0.4 million.

Capital Requirements. The Company only made minor capital expenditures during the six months ended June 30, 2006 and does not anticipate additional significant capital expenditures in 2006.

Financing and Restructuring Transactions.

SF Capital Settlement. On January 11, 2006, the Company issued 186,021 shares of the Company's common stock to SF Capital Partners pursuant to a conversion right related to the Contingent Settlement of $2.375 million reached under the September 30, 2004 Amended and Restated Debenture Purchase Agreement. Pursuant to the Contingent Settlement, EarthShell must pay $2.375 million to SF Capital Partners from 33% of any equity funding received by the Company (excluding certain funding) or 50% of the royalties received by EarthShell in excess of $250,000 per month (as determined on a cumulative basis commencing July 1, 2004). The Company has the right to convert the unpaid portion of the $2.375 million into shares of the Company's common stock at a price equal to the lesser of $3.00 per share, or the price per share that EarthShell shall subsequently receive upon the issuance of its common stock (or other convertible security) during the three year period commencing September 30, 2004. Following the conversion of $558,063 into 186,021 shares of common stock, the remaining balance of the Contingent Settlement was approximately $1.8 million. The Company recorded that difference between the conversion value and the fair value of the common stock at the time of the conversion as a settlement gain in the amount of $213,924.

EarthShell Asia License. The Company is party to an amended licensing agreement with EarthShell Asia ("EA") pursuant to which the Company has received a total of $0.5 million from a combination of (i) prepaid technology fees (up to $1.7 million), (ii) the sale of up to 266,667 shares of its common stock for $0.5 million and (iii) the issuance of a warrant to purchase 1,033,333 shares of the Company's common stock at $3.90 per share, which, under certain circumstances, may be adjusted to an exercise price of not less than $3.00 per share. The realization of further licensing fees under the agreement is dependent on the Company successfully demonstrating the commercial viability of its technology in certain new applications.

Financing Transactions and Arrangements with EKI. On October 11, 2005, the Company borrowed $1.0 million from EKI under a promissory note (the "2005 EKI Loan"). Interest accrues on the principal balance of the 2005 EKI Loan at a variable per annum rate, as of any date of determination, that is equal to the rate published in the "Money Rates" section of The Wall Street Journal as being the "Prime Rate", compounded monthly. All accrued but unpaid interest and outstanding principal is due and payable on the earliest to occur of the following: (i) the second anniversary of the date of the 2005 EKI Loan; (ii) five days following the date the Company has received $3.0 million or more in aggregate net cash proceeds from all financing transactions, equity contributions, and transactions relating to the sale, licensing, sublicensing or disposition of assets or the provision of services (including advance royalty payments, proceeds from the sale of the Company's common stock and fees for technological services rendered to third parties), measured from the date of the 2005 EKI Loan and not taking into account the proceeds advanced under the 2005 EKI Loan; or (iii) the occurrence of an Event of Default (as defined in the 2005 EKI Loan).

Subsequent to June 30, 2006, on July 28, 2006, the Company entered into a Loan and Mutual Release Agreement (the "LMRA") pursuant to which E. Khashoggi Industries, LLC ("EKI") advanced $350,000 directly to the Company and an additional $150,000 to a law firm on behalf of the Company to cover legal fees related to patent renewals (together, the "2006 EKI Loans". The Company executed two separate promissory notes to EKI on July 28, 2006; one in the amount of $350,000 and the other in the amount of $150,000. Interest accrues on the principal balance of the $350,000 note at a variable per annum rate, as of any date of determination, that is equal to the rate published in the "Money Rates" section of The Wall Street Journal as being the "Prime Rate", compounded monthly. The $150,000 note is non-interest bearing. All accrued but unpaid interest and outstanding principal under the 2006 EKI Loans is due and payable on the earliest to occur of the following: (i) the second anniversary of the date of the 2006 EKI Loans; (ii) five days following the date the Company has received $3.0 million or more in aggregate net cash proceeds from all financing transactions, equity contributions, and transactions relating to the sale, licensing, sublicensing or disposition of assets or the provision of services (including advance royalty payments, proceeds from the sale of the Company's common stock and fees for technological services rendered to third parties), measured from the date of the 2006 EKI Loans and not taking into account the proceeds advanced under the 2005 EKI Loan or the 2006 EKI Loans; or (iii) the occurrence of an Event of Default (as defined in the 2006 EKI Loan).

Cornell Capital Debentures. On January 6, 2006, the Company issued and sold to Cornell Capital Partners $4.5 million in principal amount of secured convertible debentures (the "Cornell Capital Debentures") on the terms described below. This agreement was consummated on January 6, 2006. The Cornell Capital Debentures are convertible into shares of the Company's common stock on the terms discussed below The Company received the aggregate proceeds of $4.5 million from the sale of the Cornell Capital Debentures on January 6, 2006, of which approximately $2.6 million was used to repay prior loans to Cornell Capital Partners of $2.5 million.

The Cornell Capital Debentures are secured by substantially all of the Company's assets, have a three year term and accrue interest at 12% per annum. On February 14, 2006, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission ("SEC") which was subsequently amended on August 2, 2006 in order to register 6,700,000 shares of common stock that may be issuable to the holders of the Cornell Capital Debentures upon conversion. Beginning 60 days after the SEC declares the registration statement effective, Cornell Capital Partners is entitled, at its option, to convert and sell up to $250,000 of the principal amount of the Cornell Capital Debentures, plus accrued interest, into shares of the Company's common stock, within any 30 day period at the lesser of (i) a price equal to $3.00 or (ii) 88% of the average of the two lowest volume weighted average prices of the common stock during the ten trading days immediately preceding the conversion date, as quoted by Bloomberg, LP.

The Company may redeem, with three business days advance written notice to Cornell Capital Partners, a portion or all amounts outstanding under the Cornell Capital Debentures prior to the maturity date provided that the closing bid price of the Company's common stock, as reported by Bloomberg, LP, is less than $3.00 at the time of the redemption notice. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to ten percent of the principal amount being redeemed, and accrued interest, to be delivered to the Cornell Capital Partners on the third business day after the redemption notice; provided, however, this redemption premium does not apply until the outstanding principal balance of the Cornell Capital Debentures has been reduced by $2.5 million. The amount that Cornell may convert in any 30 day period will be reduced by the amount that the Company redeems.

In connection with the Cornell Capital Debenture Purchase Agreement, the Company issued to Cornell Capital Partners a two year warrant to purchase up to 350,000 shares of common stock (the "Cornell Capital Warrant"). The warrant has an exercise price of $4.00 per share, which may be adjusted under certain conditions to as low as $3.00 per share.

The Company has valued the convertible note payable, related warrants and the beneficial conversion option to convert the principal balance into shares, using the "Relative Fair Value" approach. Accordingly, the Company recognized a discount of $2.1 million on the $4.5 million principal value of the convertible note payable and is amortizing the debt discount over the 36 month life of the note.

Series D Preferred Stock. On June 21, 2006, the Company entered into a Securities Purchase Agreement by and among the Company and certain investors named therein pursuant to which the Company sold an aggregate of 128,205 shares of Series D convertible preferred stock (the "Series D Preferred Stock") in a private placement for a total purchase price of $500,000. The Series D Preferred Stock carries a cumulative 20% annual dividend, which is payable on conversion or liquidation of the Company. The Series D Preferred Stock is callable in certain circumstances by the Company and is entitled to a preferential liquidation value of $3.90 per share plus any accrued and unpaid dividends. Each share of Series D Preferred Stock is convertible into one share of the Company's common stock, par value $0.01 per share, subject to adjustment. Holders of Series D Preferred Stock also have approval rights with respect to certain corporate matters.

In connection with the issuance and sale of the Series D Preferred Stock, the Company granted the Investors immediately exercisable warrants to purchase an aggregate of 555,555 shares of the Company's common stock at an exercise price of $3.90 per share, subject to adjustment. The Investors also have been granted certain registration rights with respect to the shares of common stock underlying the Series D Preferred Stock and the warrants.

Financial Outlook. The Company believes it will have to raise additional funds to meet its current obligations and to cover operating expenses through the next 12 months. Management plans to address this need by raising cash through the sale of licenses, the generation of royalty revenues, short term borrowings, and the issuance of debt or equity securities. If the Company is not successful in raising additional capital it may not be able to continue as a going concern. Management will also continue in its efforts to reduce expenses, but cannot assure that it will be able to reduce expenses below current levels. If the Company is not successful in raising additional capital it may not be able to continue as a going concern.

Off-Balance Sheet Arrangements. The Company does not have any off-balance sheet arrangements as of June 30, 2006, and has not entered into any transactions involving unconsolidated, limited purpose entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its obligations under the 2005 EKI Loan and the 2006 EKI Loans. Currently, the principal amount of the 2005 EKI Loan and the 2006 EKI Loans total $1.5 million, of which, $1.35 million is interest bearing. The loans bear interest on the principal balance of $1.35 million at a variable rate per annum, as of any date of determination, that is equal to the rate published in the "Money Rates" section of The Wall Street Journal as being the "Prime Rate", compounded monthly. In addition, there remain a few settlements of accounts payable obligations that will be paid out over terms from 18 months to 36 months, the long term portion of which may be exposed to interest rate risk.

Generally an increase in market interest rates will increase the Company's interest expense on this debt and decreases in rates will have the opposite effect.


ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and
(ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The deficiencies in disclosure controls and procedures were related to the deficiencies in our internal control over financial reporting and are being remedied as noted below.

(b) Changes in Internal Control Over Financial Reporting. The Company has begun taking remediation steps to enhance its internal control over financial reporting and reduce control deficiencies. In the 4th Quarter 2005, the Company employed a new Controller, a CPA, with 15 years' experience in public and private accounting. The new Controller is in the process of developing revised accounting systems and procedures that will strengthen the Company's controls over financial reporting. Additionally, the Company has hired an accounting employee to assist the Controller in March 2006. There were no changes to the Company's internal controls over Financial Reporting for the Quarter Ended June 30, 2006.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has been engaged in litigation with two (2) equipment suppliers related to the purchase of manufacturing equipment for the Company's former Goettingen, Germany manufacturing line that is no longer in service. The entire amount claimed in the litigation has already been accrued as part of the Company's accounts payable. During July 2006, the Company reached settlements with both of these equipment suppliers and the litigation matters are being dismissed. The Company will record a gain on the settlement of this litigation amounting to approximately $1.0 million in the third fiscal quarter.

The Company has been engaged in settlement discussions with Baltimore County, Maryland (the "County") related to personal property taxes that are owed to the County. The County holds a judgment against the Company in the amount of $963,648 for personal property taxes for the years 1999 through 2005. However, the amount of the taxes owed was calculated in error by the County. As a result, the County has offered to reduce to judgment to $92,287 plus accrued interest pending the Company entering into a satisfactory payment plan with the County. On June 23, 2006, the Company entered into a payment plan with the County to satisfy the judgment. As part of the settlement, the County will reduce its recorded judgment to $92,287.


ITEM 1A. RISK FACTORS

There has been no material change to the risk factors required to be disclosed by the Company in its Form 10-K for the year ended December 31, 2005.


ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On January 11, 2006, the Company issued 186,021 shares of the Company's common stock to SF Capital Partners pursuant to a conversion right related to the Contingent Settlement of $2.375 million reached under the September 30, 2004 Amended and Restated Debenture Purchase Agreement. Following the conversion of $558,063 into 186,021 shares of common stock, the remaining balance of the Contingent Settlement was approximately $1.8 million.

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

Pursuant to a letter agreement dated February 27, 2006, the EarthShell and Capital Group Communications ("CGC") reached an agreement in which CGC agreed to accept a total of 320,000 unregistered shares of EarthShell's Common Stock under this agreement as payment in full for its services. EarthShell agreed to include 300,000 of such shares in the next registration statement it files with the Securities and Exchange Commission. The 320,000 shares were issued to CGC on May 2, 2006.

During June, 2006, the Company issued a total of 160,000 shares of restricted common stock to two individuals in connection with the termination of a license agreement, mutual release, and settlement of claims between the parties.

On June 21, 2006, the Company sold an aggregate of 128,205 shares of Series D Preferred Stock for a total purchase price of $500,000. In connection with the issuance and sale of the Series D Preferred Stock, the Company issued immediately exercisable warrants to purchase an aggregate of 555,555 shares of the Company's common stock at an exercise price of $3.90 per share, subject to adjustment. The Company granted certain registration rights with respect to the shares of common stock underlying the Series D Preferred Stock and the Warrants as set forth in Section 3 of the SPA.

On July 12, 2006, the Company issued 250,000 shares of common stock to Cornell Capital Partners in connection with the letter agreement discussed in Item 3 below.

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

On July 12, 2006, the Company entered into a Letter Agreement with Cornell Capital Partners, pursuant to which Cornell Capital Partners has agreed to forbear from exercising certain rights and remedies under the Cornell Capital Debentures and pursuant to a Registration Rights Agreement. The Company has acknowledged that an event of default under the Cornell Capital Debentures occurred as of June 30, 2006 with the Company failing to timely register with the U.S. Securities and Exchange Commission the common stock underlying the Cornell Capital Debentures. The Company also acknowledged that Cornell Capital Partners is entitled to liquidated damages equal to one percent (1%) of the liquidated value of the Cornell Capital Partners for each thirty (30) day period after May 31, 2006. Pursuant to the Agreement, Cornell Capital Partners has agreed to waive the default, including all liquidated damages that may have accrued through the date of the Agreement and during the Forbearance Period (as defined below), in exchange for the issuance of 250,000 shares of common stock and the Company obtaining the effectiveness by September 30, 2006 of the Registration Statement originally filed with the U.S. Securities and Exchange Commission on February 14, 2006, which includes the shares of common stock underlying the Cornell Capital Debentures. Furthermore, Cornell Capital Partners has agreed not to make any conversions under the Cornell Capital Debentures until the earlier of September 30, 2006 or the expiration of the Forbearance Period, which commences on the date of the execution of the Agreement and continues for so long as (i) the Company strictly complies with the terms of the agreement and (ii) there is no occurrence or existence of any event of default other than the default under the transaction documents or any other agreement that the Company has entered into with Cornell Capital Partners. Cornell Capital Partners has the right to demand the registration of the 250,000 shares of common stock by providing to the Company with thirty (30) days prior written notice of such request and also has certain "piggy-back" registration rights.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5. OTHER INFORMATION


In connection with the settlement of the 2006 Debentures and the related restructuring of the Company's debt, the Company provided registration rights with respect to newly issued unregistered shares of its common stock. Such registration rights required the Company to, among other things, file a registration statement with the SEC in December 2004 registering the resale of such shares of common stock. Under certain of the agreements, the Company's registration statement not being declared effective within the required timeframe provides the holders of the registerable securities with a right to liquidated damages which, in the aggregate, may amount to approximately $47,000 per month until the registration statement is filed. If the Company fails to pay such liquidated damages, the Company must also pay interest on such amount at a rate of 10% per year (or such lesser amount as is permitted by law). Because this registration statement has not been declared effective, in December 2004 the Company began accruing the liquidated damages described above. In light of the Company's current liquidity and financial position any such claim could have a negative effect on the Company.

During the first six months of 2006, the Company issued certain equity securities for cash and in settlement transactions as disclosed in Item 2 of
Part II hereof.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report:



      Exhibit
      Number     Description
      -------    -----------

        4.1 Certificate of Designation of Series D convertible preferred stock (incorporated by reference fro Exhibit 4.1 t the Form 8-K filed by the Registrant on June 26, 2006).

        10.1 Loan and Mutual Release Agreement (the "Agreement"), dated as of July 28, 2006, by and between HarthShell Corporation Khashoggi Industries, LLC.

        10.2 Securities Purchase Agreement, dated June 21, 2006, by and among the Company and certain investors named therein.

        31.1 Certification of the CEO pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of the CFO pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized August___, 2006.



      August 14, 2006                        EARTHSHELL CORPORATION


                                             By: /s/ D. Scott Houston
                                                 ---------------------------
                                             Name:   D. Scott Houston,
                                             Title: Chief Financial Officer

      (Mr. Houston is the Chief Financial Officer and has been duly authorized to sign on behalf of the registrant.)