Form 10-K/A
period 2005-12-31
EARTHSHELL CORP
filed 2006-11-01
CIK 911801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period From _________ to __________

Commission File Number 0-23567

EARTHSHELL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	77-0322379
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1301 York Road, Suite 200
Lutherville, Maryland 21093
(Address of principal executive office) (Zip Code)

(410) 847-9420
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock $.01 par value
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. Yes ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Larger Accelerated Filer ☐  Accelerated Filer ☐   Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005 was $13,523,355.

The number of shares outstanding of the Registrant’s Common Stock as of March 7, 2006 was 18,981,167

DOCUMENTS INCORPORATED BY REFERENCE

None

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

i

EXPLANATORY NOTE

EarthShell Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 to make certain corrections to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2006 as follows:

•
Subsequent to the filing of the Form 10K for the year ended December 31, 2005, the Company identified that it had not included warrants granted to Mr. Khashoggi, its former Chairman, in its footnote disclosure of pro forma net loss and loss per share resulting from applying SFAS No. 123 for 2005. Accordingly, the Company has restated the footnote disclosure for this information for the year ended December 2005 which resulted in an increase in its pro forma net loss and loss per share from $6,924,527 and $0.37 to $9,258,471 and $0.49, respectively.

•	The Company has revised and enhanced the disclosure under Item 9A Controls and Procedures.

PART I

This amendment is not intended to update other information presented in this annual report as originally filed, except where specifically noted.

ITEM 1. BUSINESS

The Company

EarthShell Corporation (“EarthShell” or the “Company”) was organized in November 1992 to engage in the commercialization of proprietary composite material technology, designed with the environment in mind, for the manufacture of disposable packaging to be used in the foodservice industry. Current and future products include hinged-lid containers, plates, bowls, foodservice wraps, cups and cutlery (collectively, “EarthShell Packaging”). EarthShell composite material is primarily made from abundantly available and low cost natural raw materials such as limestone and starch from annually renewable crops, such as corn and potatoes. The Company has determined that foodservice disposables made of this material should offer certain environmental benefits, will have performance characteristics, such as strength and rigidity, and it believes that it should be able to commercially produce and sell these products at prices that are competitive with comparable conventional paper and plastic foodservice disposables.

The Company’s objective is to establish EarthShell Packaging as the preferred disposable packaging material for the foodservice industry throughout the world based on comparable performance, environmental superiority and competitive pricing. EarthShell’s approach for achieving this objective has been to: (i) license the EarthShell technology to strategically selected manufacturing or operating partners to manufacture, market, distribute and sell EarthShell Packaging; (ii) demonstrate customer acceptance and demand for EarthShell Packaging through key market leaders and environmental groups; and (iii) demonstrate the manufacturability and improved economics with initial strategic partners.

To date, the Company has licensed the technology to certain carefully selected partners who are working to commercialize the technology. The Company currently has three active licensees: one in the United States, one in Mexico and one in Asia. In cooperation with its licensing partners, more than 50,000,000 units of EarthShell Packaging , including plates, bowls and sandwich containers have been manufactured and sold to key customers within a variety of market segments in order to demonstrate commercial product quality, customer acceptance and demand. The Company has received support for its environmemtal claims from a number of governmental and non-environmental organizations. In addition, the Company has worked with a machinery manufacturer who has developed turn-key manufacturing machinery for EarthShell plates and bowls. The Company’s primary focus is now on supporting its licensee in the United States, Renewable Products Inc. (“RPI”), who has put in place a commercial production facility and is commencing manufacturing and distribution operations. In addition, the Company is supporting its Mexican licensee in acquiring and putting into service manufacturing capacity to serve the Mexican market. Finally, the Company has entered into various license agreements with EarthShell Asia, an Asian licensee, to demonstrate and to exploit a new aspect of the EarthShell technology.

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

	Global Market Size
	$	%
	($ in millions)

Commercial Products
Plates, Bowls	$5,700	19
Hinged-Lid Containers	1,800	6

Commercial Prototypes
Wraps	2,000	7
Hot Cups	3,300	11

Concept Prototypes
Cold Cups	5,700	19
Containers, Trays	4,200	13
Straws, Cup Lids	3,300	11
Pizza Boxes	2,000	7
Cutlery	2,000	7

Total	$30,000	100

In addition to the United States, the Company believes the market opportunity for EarthShell Packaging is particularly strong in Europe and parts of Asia due to heightened environmental concerns and government regulations. In Europe, environmental legislation, such as the so-called “Green Dot” laws have created an opportunity for environmentally preferable products. Meanwhile, new regulations in many Asian countries have mandated a reduction in polystyrene production stimulating an increased demand for foodservice packaging manufactured from acceptable alternative materials. Furthermore, improvements in the Asian and European composting and recycling infrastructure are expected to facilitate the use of environmentally preferable products.

Products

EarthShell Packaging is based on a patented composite material technology licensed on an exclusive worldwide basis from E. Khashoggi Industries, LLC (“EKI”), the largest stockholder of the Company. The Company’s licensed field of use of the technology is for the development, manufacture and sale of disposable packaging for use in the foodservice industry and for certain specific food packaging applications.

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

Environment

EarthShell’s foodservice disposable products were developed over many years based on environmental models to reduce the environmental concerns of foodservice disposable packaging through the careful selection of raw materials, manufacturing processes and suppliers. For example, EarthShell Packaging reduces risk to wildlife compared to polystyrene foam packaging because it biodegrades when exposed to moisture in nature and can be composted in a commercial facility (where available) or even in consumers’ backyards. EarthShell Packaging and the designs approach for its manufacture and disposal has received support from many governmental and non-governmental organizations.

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

Business Strategy

The Company’s objective is to establish EarthShell Packaging as the preferred foodservice disposable packaging in the foodservice industry. The Company’s strategies to achieve this objective are to:

•	Develop products which deliver comparable or greater performance, are competitively priced and offer environmental advantages as compared to traditional packaging alternatives;

•	Commercialize the plate and bowl project operated at Renewable Products, Inc. (“RPI”) and build initial brand awareness and share of market;

•	Accelerate market penetration/sales by current licensees with shallow draw foam analog, e.g. dinnerware line extensions and other related items;

•	Establish and grow international business opportunities, as well as development of pellet technology;

•	Promote and support additional products with the greatest potential for near term success: a.) deep draw foam analog products, hot cups and lids, and b.) injection molded products.

The Company’s strategy includes licensing the EarthShell technology to, or joint venturing with, strategically selected manufacturing or operating partners for the manufacture, marketing, distribution and sale of EarthShell Packaging. The Company has entered into new license agreements with RPI in the U.S. market and EarthShell Hidalgo (“ESH”) for the Mexican market. In addition, the Company has entered into an agreement with a new licensee, EarthShell Asia, granting certain licenses to use a new embodiment of the EarthShell Technology for various applications in certain Asian territories (the “EA License”). Under the license agreements, the Company may receive a total of up to $1.7 million from technology fees, plus an ongoing royalty. Prior to receiving the prepaid technology fees, the Company must successfully demonstrate the commercial viability of this new technology for certain applications.

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

Throughout the course of developing the manufacturing processes for EarthShell Products, the Company worked with an equipment manufacturer, Detroit Tool and Engineering (“DTE”), which has developed turn-key manufacturing lines for EarthShell plates and bowls. One of the Company’s more recent licensees, Renewable Products, Inc. (RPI), has acquired 16 manufacturing modules and is in the process of obtaining orders and ramping up its manufacturing and distribution operations. The Company’s primary focus is now on supporting its licensees. EarthShell believes it has a high quality and cost-effective product and a profitable business model necessary to take advantage of a significant market opportunity. With the introduction of commercial production capacity by its licensees and commercial sales of its products in 2006, EarthShell expects its products to continue to gain acceptance in the marketplace and believes it is well positioned to support capacity expansion and market penetration by its licensees, leading to growth of the Company’s royalty revenue.

Licensing Business Model

The licensing business model enables the Company to concentrate on the continuing development of quality food service packaging products with reduced impact on the environment. This approach contemplates that manufacturing, marketing, sale and distribution of EarthShell Packaging will be the responsibility of the Company’s manufacturing licensees. EarthShell believes that its licensing business model will enable it to generate a sustainable royalty revenue stream. Beyond the revenue opportunities, the Company believes the licensing business model has positive implications for the Company’s cost structure. As the Company has moved from product and process development to the product commercialization phase, it has been able to significantly reduce monthly operating costs and reposition itself to take advantage of the operating leverage provided by the licensing model.

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

While the Company believes it will be successful in developing cost competitive products with its partners, delays in developing such products could adversely impact the introduction and market acceptance of EarthShell Packaging and could have an adverse effect on the Company’s business, financial condition and results of operations.

Strategic Manufacturing and Distribution Relationships

The Company believes that it has demonstrated that the performance of EarthShell plates, bowls and hinged-lid containers is commercially competitive and that there is a customer base that is willing to buy them. The Company intends to promote the use of EarthShell Packaging in the U.S. and international markets through agreements with additional licensed partners. The following is a summary of the Company’s current sublicensing relationships.

ReNewable Products, Inc. (RPI)  The Company entered into the RPI Sublicense coupled with the RPI Merger Agreement on June 17, 2005.  Under these agreements, EarthShell has granted to RPI the exclusive rights in the U.S. to produce EarthShell plates, bowls, and other shallow-draw products for certain distribution channels, including the retail and government market segments.  In return, RPI agreed to invest in excess of $12.0 million and purchase and install the initial eight commercial modules that had been built by DTE and to order an additional eight modules.  The merger agreement gives RPI the right, ultimately, to merge with EarthShell at such time as it has invested substantial capital in building new EarthShell manufacturing capacity and the equipment is operational.  RPI currently has eight manufacturing modules in production and has recently completed the installation of the additional eight modules. RPI has commenced manufacturing and distribution operations and is actively selling EarthShell plates and bowls. The RPI Sublicense requires RPI to pay to the Company a royalty fee equal to 20% of RPI’s net sales, not to exceed 50% of RPI’s gross margin. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

EarthShell Hidalgo S.A. de C.V. (ESH) In November 2004, the Company entered into a ten year license agreement with ESH as the Company’s exclusive licensee for the country of Mexico. To date, ESH has paid to the Company a $1.0 million technology fee that will be credited against future royalty obligations. Under the terms of the ESH License, in order to retain its priority in its market segments, ESH must acquire manufacturing capacity to supply its market segments and meet other minimum performance criteria.

EarthShell Asia, Limited (EA). On August 22, 2005, the Company entered into an agreement with EA in connection with the granting of certain licenses to use a new embodiment of the EarthShell Technology for various applications in certain Asian territories (the “EA License”). Shortly after executing a letter agreement, both the Company and EA decided to restructure the transaction. As part of such restructuring, the Company has received a total of $800,000 from the sale of 266,667 shares of its common stock and may receive an additional $1.8 million from a combination of (i) prepaid technology fees (up to $1.7 million) and (ii) $0.1 million from the issuance of 1,033,333 warrants to purchase shares of the Company’s common stock at $3.90 per share. The realization of the $1.7 million in technology fees is dependent on the Company successfully demonstrating the commercial viability of its technology in certain new applications.

Meridian Business Solutions, Ltd. (MBS) On May 13, 2004, the Company entered into a 10 year license agreement with MBS and granted to MBS a priority license to supply certain retail and government market segments in the United States (the “MBS Sublicense”) and initially paid EarthShell $0.5 million in technology fees. On June 8, 2005, the Company entered into a letter agreement with MBS terminating the MBS Sublicense. At the time the letter agreement was executed, MBS had not yet implemented the sublicense granted to it under the MBS Sublicense. The parties separately agreed that the effectiveness of the termination would be conditioned upon the effectiveness of certain agreements with RPI. The Company entered into additional sublicense agreements with MBS covering non-competing technologies in other markets and territories than those covered by the past MBS Sublicense and the present RPI Sublicense. However, the effectiveness of such sublicense agreements was expressly conditioned upon the satisfaction of certain conditions before July 31, 2005, including the receipt by the Company of $2.6 million in technology fees and other payments. These agreements expired under their own terms on July 31, 2005.

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

Detroit Tool & Engineering (DTE). DTE was one of the initial equipment manufacturers to work with EarthShell in developing its first generation commercial manufacturing equipment. In 2002, EarthShell granted a license to DTE to become an approved EarthShell equipment supplier. In early 2005, the Company extended the license through 2007 with exclusivity to manufacture equipment for production of shallow draw products. Building on previous experience with EarthShell manufacturing, DTE designed and built a modular and integrated, turn-key manufacturing line for the production of EarthShell plates and bowls, comprising four plate and four bowl manufacturing modules and has demonstrated to EarthShell’s satisfaction that this equipment is fully capable of continuous commercial service. This equipment was planned for delivery, installation and start-up in early 2004 with one of EarthShell’s licensees. However, due to a change in EarthShell licensees, as well as a reorganization of DTE that was completed in late 2004, the placement of this equipment was delayed. As of early 2005, these first eight commercial modules were sold to RPI and were moved from DTE’s fabrication floor and installed in an adjacent manufacturing facility leased to RPI that is in close proximity to the fabrication facility. The Company granted a license agreement to RPI as described above. Subsequently, RPI ordered an additional 8 modules which have been installed in RPI’s facility and are being readied for operation.

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

Relationship With EKI

The Company has an exclusive, worldwide, royalty-free license in perpetuity to use and license EKI technology to manufacture and sell disposable, single-use containers for packaging or serving food or beverages intended for consumption within a short period of time (less than twenty-four hours). Mr. Essam Khashoggi, Chairman of EKI, served as our Company’s Chairman of the Board of Directors since its organization in November 1992 through July 2005 when he retired and resigned from the Board of Directors. Mr. Khashoggi, personally and through affiliated entities, currently beneficially owns 7,933,603 shares of the Company’s common stock, which represents approximately 31.79% of the shares outstanding as of December 31, 2005. On July 29, 2002, the Company entered into an amendment to its previously Amended and Restated License Agreement with EKI expanding the field of use for the EarthShell Technology to include noodle bowls used for packaging instant noodles, a worldwide market that the Company estimates to be approximately $1 billion. Because the noodle bowl development was made at nominal cost to EarthShell and is an incremental field of use, EarthShell will pay to EKI 50% of any royalty or other consideration it receives in connection with the sale of products within this particular field of use.

Summary of EKI Agreements. During 2002 and January 2003, EKI made a series of working capital loans (the “EKI Simple Interest Loans”) to the Company totaling approximately $5.8 million. The Simple Interest Loans were interest bearing at a rate of seven percent or ten percent per annum, and were payable on demand. In connection with the issuance and sale in March 2003 of the Company’s secured convertible debentures due in 2006 (the “2006 Debentures”) to a group of institutional investors, EKI agreed to subordinate the repayment of these loans to the payment in full of the Company’s obligations under the 2006 Debentures. In addition, EKI and the Biotec Group agreed to subordinate certain payments discussed below to which they were otherwise entitled under the EKI License Agreement and the Biotec License Agreement to the satisfaction in full of the Company’s obligations under the 2006 Debentures. They further agreed not to assert any claims against the Company for breaches of the EKI License Agreement or the Biotec License Agreement until such time as the Company’s obligations under the 2006 Debentures were satisfied in full. EKI and the Biotec Group also agreed to allow the Company to pledge its interest in the EKI License Agreement to secure its obligations under the 2006 Debentures, and certain additional concessions were made by EKI and the Biotec Group to permit the Company greater flexibility in selling its rights under the EKI License Agreement and the Biotec License Agreement to third parties in an insolvency context. These rights terminated upon the satisfaction in full of the obligations under the 2006 Debentures in October of 2004. In consideration for its willingness to subordinate the payments and advances that were owed to it, the Company issued to EKI in March 2003 a warrant to acquire 83,333 shares of the Company’s common stock at a price of $6.00 per share with a ten year term.

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

Pursuant to the Board’s approval in February 2005, the Company granted to its chairman of the Board of Directors (and majority beneficial stockholder) a warrant to purchase one million shares of the Company’s common stock at $3 per share in consideration of the stockholder’s continued support of the Company since its inception and providing bridge loans from time to time. The warrant was issued in August 2005 and expires in May of 2015.

In May of 2005, an additional 44,387 shares were issued to EKI pursuant to a 90 day price protection provision, which provided for an adjustment in the effective conversion price of the interest portions of the Simple Interest Loans from $4.00 per share to $3.00 per share. In February 2005, the Board approved the grant of a ten-year option to Essam Khashoggi, its current Chairman, to purchase one million  shares of the Company’s common stock at $3.00 per share in consideration of his and his company, EKI, continued support of the Company since its inception, including providing bridge loans at below market terms from time to time. Subsequent to March 31, 2006, the Board became aware that the grant of the option exceeded options available under its Stock Option Plan and accordingly rescinded the grant. In May 2005, the Board approved the grant of a warrant under the same terms as the grant of the option to EKI which was subsequently amended to Essam Khashoggi. The warrant was issued in August 2005.

On October 11, 2005, the Company entered into a loan arrangement (the “2005 EKI Loan”) with EKI pursuant to which the Company issued to EKI a promissory note in the principal amount of $1.0 million. As of December 31, 2005, EKI had advanced $0.85 million with the balance being funded by the second week of January 2006. Interest accrues on the principal balance of the 2005 EKI Loan at a variable per annum rate, as of any date of determination, that is equal to the rate published in the “Money Rates” section of The Wall Street Journal as being the “Prime Rate”, compounded monthly. All accrued but unpaid interest and outstanding principal is due and payable on the earliest to occur of the following: (i) the second anniversary of the date of the EKI Loan; (ii) five days following the date the Company has received $3.0 million or more in aggregate net cash proceeds from all financing transactions, equity contributions, and transactions relating to the sale, licensing, sublicensing or disposition of assets or the provision of services (including advance royalty payments, proceeds from the sale of the Company’s common stock and fees for technological services rendered to third parties), measured from the date of the EKI Loan and not taking into account the proceeds advanced under the EKI Loan; or (iii) the occurrence of an Event of Default (as defined in the 2005 EKI Loan).

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

Under the terms of the EKI License Agreement and an amended and restated Patent Agreement for the Allocation of Patent Costs by and between the Company and EKI, EarthShell has the obligation to pay the patent prosecution and maintenance costs for those patents which i) “directly relate to” its field of use, and which ii) “primarily benefit” EarthShell. Any patents granted in connection with the EarthShell Technology are the property of EKI, and EKI may obtain a benefit therefrom, including the utilization and/or licensing of the patents and related technology in a manner or for uses unrelated to the license granted to the Company in the foodservice disposables field of use. Effective January 1, 2001, EarthShell assumed direct responsibility to manage and maintain the patent portfolio underlying the EKI License Agreement with EKI and continues to pay directly all relevant costs.

See Notes to Consolidated Financial Statements - Related Party Transactions for a further discussion of the relationship with EKI and other related party matters.

Biotec License Agreement. On July 29, 2002 the Company entered into a license and information transfer agreement (the “Biotech License Agreement”) with bio-tec Biologische Naturverpackungen GmbH & Co. KG and bio-tec Biologische Naturverpackungen Forschungs und Entwicklungs GmbH (the “Biotec Group”) to utilize the Biotec Group technology for foodservice disposable packaging applications. EKI had previously granted to the Company priority rights to license certain product applications on an exclusive basis from the Biotec Group in consideration for the Company’s payment of a $100,000 minimum monthly payment to Biotec. In addition, in consideration for the monthly payment, the Biotec Group agreed to render technical services to the Company at the Biotec Group’s cost plus five percent . The licensing fee and services arrangements were continued in the Biotec License Agreement. Under the terms of the Biotec License Agreement, the Biotec Group was entitled to receive 25% percent of any royalties or other consideration that the Company receives in connection with the sale of products utilizing the Biotec Group technology, after applying a credit for all minimum monthly payments received. In connection with the issuance of the 2006 Debentures, the Biotec Group agreed to subordinate the licensee fee payments due from EarthShell until the debentures were retired. During this period, the license fees due to the Biotec Group were accrued.

In September of 2004, as part of an overall restructuring of its debt, EarthShell and Biotec entered into an agreement to convert $1.475 million of the $2.475 million of accrued license fees as of September 1, 2004, plus accrued interest into 491,778 shares of EarthShell common stock and to eliminate, for two years, the $100,000 per month minimum license fee. In December of 2004, the amended Biotec License Agreement was further amended and EarthShell paid to Biotech $125,000, leaving a balance owing of approximately $875,000, which was subsequently reduced to approximately $837,000. On August 31, 2005, in connection with the sale of Biotec by EKI, Biotec License Agreement was again amended and restated (the “Amended and Restated Biotec License”) and the minimum monthly payment to retain exclusivity was completely eliminated and the balance of approximately $837,000 owing to EarthShell was assigned by the Biotec Group to EKI. Under the Amended and Restated Biotec License, the Company has a fully paid up license to use the Biotec technology in the EarthShell fields of use, with certain limited exclusions, exclusively through June 2008. The Company can maintain its exclusivity provided it has been successful in commercializing the Biotec technology and is making certain minimum royalty payments under the license by June 2008. As of October 11, 2005, the Company has paid to the Biotec Group $125,000 in cash, has converted approximately $1.475 million into 491,778 shares of unregistered stock, and has assigned the balance owing to the Biotec Group of $837,000 to EKI. The $837,000 balance was ultimately converted by EKI in October 2005 into shares of EarthShell common stock at $3.00 per share (see “Relationship with EKI” above).

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

Several paper and plastic disposable packaging manufacturers and converters and others have made efforts to increase the recycling of these products. Increased recycling of paper and plastic products could lessen their harmful environmental impact, one major basis upon which the Company intends to compete. A number of companies have introduced or are attempting to develop biodegradable starch-based materials, plastics, or other materials that may be positioned as potential environmentally superior packaging alternatives. It is expected that many existing packaging manufacturers may actively seek to develop competitive alternatives to the Company’s products and processes. While the Company believes the patents it licenses from EKI uniquely position the Company to incorporate a proportion of low cost, inorganic fillers with its material, which, relative to other starch-based or specialty polymers, will result in lower material costs, the development of competitive, environmentally attractive, disposable foodservice packaging could render the Company’s technology obsolete and could have an adverse effect on the business, financial condition and results of operations of the Company.

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

Employees

As of January 1, 2006, the Company had six employees. The Company’s employees are not represented by a labor union, and the Company believes it has a good relationship with its employees.

Available Information

The Company’s internet website is www.earthshell.com. The Company makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and amendments to those reports as soon as reasonably practicable after such materials are electronically filed or furnished to the SEC. Materials the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. This information may also be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company will provide a copy of any of the foregoing documents to shareholders upon request.

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

Our obligations under the $4.5 million of secured convertible debentures (the “December Debentures”), issued to Cornell Capital Partners on December 30, 2005 are secured by substantially all of our assets. As a result, if we default under the terms of the December Debentures, Cornell Capital Partners could foreclose its security interest and liquidate substantially all of our assets. This would cause us to cease operations.

We have a limited operating history upon which you can evaluate our business.

Although the Company earned its first revenues in 2004 and is no longer classified as a “developmental stage company”, it has limited operating history, therefore, it remains subject to the inherent challenges and risks of establishing a new business enterprise. The Company may not be successful in addressing such risks. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible. To date, production volumes of EarthShell Packaging products have been low relative to intended and necessary capacity of the manufacturing lines.

The initial plates, bowls, and sandwich containers to be sold commercially were produced on lab equipment, pilot machinery, or first generation commercial equipment.  Although we have produced and sold 40-50 million pieces, the commercial equipment envisioned by the Company that will allow for the manufacturing to be done profitably needed to be operated at higher speeds and good part throughput rates than was experienced during the early stages of production.  Ultimately the Company discontinued production using the pilot and first generation equipment to allow Detroit Tool and Engineering Company (“DTE”) to finish the machinery development to achieve the commercial levels of quality and throughput.

As of December 31, 2005, the first modules of DTE equipment have been purchased by ReNewable Products, Inc. (“RPI”), as EarthShell’s U.S. licensee, and are operational at commercial throughput rates. Production and distribution has begun and commercial quality product is beginning to be re-introduced into the market.

The success of future operations depends upon the ability of RPI and other licensees to manufacture and sell EarthShell Packaging Products in sufficient quantities so as to be commercially feasible and then to distribute and sell those products at competitive prices. Consistent commercially feasible production volumes had not been achieved and assured competitive price figures had not yet been fully proven as of December 31, 2005. As a result of the foregoing factors, the Company expects to incur losses for at least the next 12 months and, depending on the success of the Company’s products and services in the marketplace, for potentially an even longer period.

We have a working capital deficit, which means that our current assets at December 31, 2005 were not sufficient to satisfy our current liabilities on that date
For the year ended December 31, 2004, the Company had reported operating revenues of $0.1 million and aggregate net losses of approximately $7.3 million. In addition, for the year ended December 31, 2005, the Company had reported operating revenues of $0.2 million and an aggregate net loss of approximately $6.2 million. Although the Company hopes to achieve break-even cash flow by the end of 2006, the Company does not expect to operate profitably during the current fiscal year. Although the Company is actively seeking equity financing to restructure the debt on its balance sheets and to meet its operating and capital needs, additional funding may not be available to the Company, and, even if it is available, such financing may be (i) extremely costly, (ii) dilutive to existing stockholders and/or (iii) restrictive to the Company’s ongoing operations. If the Company is unable to obtain such additional capital, the Company may be required to reduce the scope of its anticipated expansion, which could adversely affect the Company’s business, financial condition and results of operations or cease operations.

We are the subject of a “Going Concern” Opinion from our Independent Auditors

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

On August 22, 2005, the Company entered into an agreement with EarthShell Asia (EA) in connection with the granting of certain licenses to use EarthShell Technology for various applications in certain Asian territories (the “EA License”). Shortly after executing a letter agreement, both the Company and EA entered into negotiations to restructure the transaction and ultimately entered into an amended and restated letter agreement dated December 9, 2005. As part of such restructuring, the Company may receive a total of up to $2.6 million from a combination of (i) prepaid technology fees (up to $1.7 million), (ii) the sale of up to 266,667 shares of its common stock and (iii) the issuance of 1,033,333 warrants to purchase shares of the Company’s common stock at $3.90 per share, which, under certain circumstances, may be adjusted to an exercise price of not less than $3.00 per share. The realization of the full potential of the transaction is dependent on the Company successfully demonstrating the commercial viability of its technology in certain new applications. The Company received $0.5 million from EA as an initial partial payment and agreed to issue 166,667 shares of its common stock in connection with this payment. The Company received an additional $0.3 million in December 2005 and $0.1 million in February 2006 pursuant to the amended and restated agreement with EA dated December 9, 2005, but which was not effective until February 10, 2006 when the final cash payment was received. Under the amended and restated agreement, upon receipt of the final payment, the Company issued a total of 266,667 shares and the warrants to purchase the 1,033,333 shares.

On October 11, 2005, EKI entered into an agreement with the Company to advance to it up to $1.0 million under the 2005 EKI Loan. On December 30, 2005, the Company entered into a Purchase Agreement with Cornell Capital Partners whereby the Company received aggregate proceeds of $4.5 million on January 6, 2006 from the sale of the convertible debentures. Of the aggregate proceeds, approximately $2.6 million were used to payoff the existing $2.5 million promissory note to Cornell Capital Partners and others. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional financing may not be available to the Company, or, if available, the terms may not be satisfactory or if we may not receive any further technology fee payments in 2006 pursuant to its sublicense agreements. Management also plans to continue in its efforts to minimize expenses, but it may not be able to reduce expenses below current levels. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has identified the following material weaknesses in the Company’s internal controls over financial reporting:

•
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

•
There are weaknesses in the Company’s information technology controls which makes the Company’s financial data vulnerable to error or fraud. Specifically, there is a lack of documentation regarding the roles and responsibilities of the IT function, lack of security management and monitoring and inadequate segregation of duties involving IT functions.

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

The Company has begun taking remediation steps to enhance its internal control over financial reporting and reduce control deficiencies in general, including the material weaknesses enumerated above. In the 4th Quarter 2005, the Company employed a new Controller, CPA, with 15 years’ experience in public and private accounting. The new Controller is in the process of developing revised accounting systems and procedures that will strengthen the Company’s controls over financial reporting. The Company anticipates hiring an additional accounting employee as resources become available.

We need additional capital to finance our operating deficit and to fund capital requirements

For the year ended December 31, 2005, the Company had reported operating revenues of $0.2 million and aggregate net losses of approximately $6.2 million. Although the Company hopes to achieve break-even cash flow by the end of 2006, the Company does not expect to operate profitably during this fiscal year. Although the Company is actively seeking equity financing to restructure the debt on its balance sheets and to meet its operating and capital needs, additional funding may not be available to the Company, and, even if it is available, such financing may be (i) extremely costly, (ii) dilutive to existing stockholders and/or (iii) restrictive to the Company's ongoing operations. If the Company is unable to obtain such additional capital, the Company may be required to reduce the scope of its anticipated expansion, which could adversely affect the Company’s business, financial condition and results of operations or cease operations.

Our Common Stock is deemed to be a “Penny Stock,” which may make it more difficult for stockholders to sell their shares
The Company’s common stock is no longer traded on the NASDAQ Small Cap Market. SEC regulations generally define a “penny stock” to be any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Based upon the price of EarthShell common stock as currently traded, EarthShell common stock is subject to Rule 15g-9 under the Securities and Exchange Act of 1934 which imposes additional sales practice requirements on broker-dealers which sell securities to persons other than established customers and “accredited investors.” For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received a purchaser’s written consent to the transaction prior to sale. Consequently, this rule may have a negative effect on the ability of stockholders to sell common shares of the Company in the secondary market.

We are dependent on our licensees, which could have a material adverse effect on our business

The Company’s current business model is to license the manufacturing and distribution of EarthShell Packaging foodservice disposables to licensees. Agreements with the licensees permit them to manufacture and sell other foodservice disposable packaging products that are not based on EarthShell Packaging. The licensees may also manufacture paper or polystyrene packaging which could compete with EarthShell products, and they may not devote sufficient resources or otherwise be able successfully to manufacture, distribute or market EarthShell Packaging. Their failure to do so would be grounds for termination of exclusivity provisions in their license agreement, but might also delay the rollout of EarthShell Packaging into the marketplace, which could have an adverse affect on our business.

We have not yet fully evaluated all of the EarthShell Packaging products and it is possible that some of the products may not perform as well as conventional packaging products

Although we believe that we can engineer EarthShell Packaging products to meet many of the critical performance requirements for specific applications, individual products may not perform as well as conventional foodservice disposables; for example, some consumers may prefer clear cups and clear lids on take-home containers which are not available with our foam technology. We are still developing many of our EarthShell Packaging products and we have not yet evaluated the performance of all of them. If we fail to develop EarthShell Packaging products that perform comparably to conventional foodservice disposables, this could cause consumers to prefer our competitors’ products.

Established manufacturers in the foodservice disposables industry could improve their ability to recycle their existing products or develop new environmentally preferable disposable foodservice containers, which could render our technology obsolete and could negatively impact our ability to compete

Competition among existing food and beverage container manufacturers in the foodservice industry is intense. Virtually all of the key participants in the industry have substantially greater financial and marketing resources at their disposal than we do, and many have well-established supply, production and distribution relationships and channels. Companies producing competitive products utilizing competitive materials may reduce their prices or engage in advertising or marketing campaigns designed to protect their respective market shares and impede market acceptance of EarthShell Packaging products. In addition, some of the Company’s licensees and joint venture partners manufacture paper, plastic or foil packaging that may compete with EarthShell Packaging products. Several paper and plastic disposable packaging manufacturers and converters and others have made efforts to increase the recycling of these products. Increased recycling of paper and plastic products could lessen their harmful environmental impact, one major basis upon which the Company intends to compete. A number of companies have introduced or are attempting to develop biodegradable starch-based materials, plastics, or other materials that may be positioned as potential environmentally superior packaging alternatives. We expect that many existing packaging manufacturers may actively seek competitive alternatives to our products and processes. The development of competitive, environmentally attractive, disposable foodservice packaging, whether or not based on our products and technology, could render our technology obsolete and could impair our ability to compete, which would have an adverse effect on our business, financial condition and results of operations.

Our anticipated international revenues are subject to risks inherent in international business activities

We expect sales of our products and services in foreign countries to account for a material portion of our revenues. These sales are subject to risks inherent in international business activities, including:

any adverse change in the political or economic environments in these countries;

economic instability;

any adverse change in tax, tariff and trade or other regulations;

the absence or significant lack of legal protection for intellectual property rights;

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

We do not own the technology necessary to manufacture EarthShell Packaging

EarthShell Packaging is based primarily on patented composite material technology licensed on an exclusive worldwide basis from EKI, the largest stockholder of the Company, and to a lesser extent, on a limited exclusive, worldwide basis from the Biotec Group. The Company does not own the technology necessary to manufacture EarthShell Packaging and is dependent upon a license agreement with EKI (the “EKI Licensing Agreement”) to use that technology. The licensed technology is limited to the development, manufacture and sale of specified foodservice disposables for use in the foodservice industry, and there is no right to exploit opportunities to apply this technology or improve it outside this field of use. If EKI were to file for or be declared bankrupt, the Company would likely be able to retain its rights under the EKI License Agreement with respect to U.S. patents; however, it is possible that steps could be taken to terminate its rights under the EKI License Agreement with respect to international patents. EKI is the largest stockholder of the Company, and conflicts could arise with regard to performance under the License Agreement, corporate opportunities or time devoted to the business of the Company by officers and employees of EKI.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is engaged in litigation with two equipment suppliers seeking to collect a total of approximately $600,000 for manufacturing equipment in connection with the Company’s former Goettingen, Germany manufacturing line that is no longer in service. The entire amount claimed in the litigation has already been accrued as part of the Company’s accounts payable. The Company believes that it has good defenses and counterclaims inasmuch as the equipment did not reach the performance requirements specified in the purchase contracts, and expects to settle the respective matters soon.

The Company is engaged in settlement discussions with Baltimore County, Maryland (the “County”) related to personal property taxes that are owed to the County. The County holds a judgment against the Company in the amount of $963,648 for personal property taxes for the years 1999 through 2005. However, the amount of the taxes owed was calculated in error by the County. As a result, the County has offered to reduce to judgment to $92,287 plus accrued interest pending the Company entering into a satisfactory payment plan with the County. The Company believes that it will execute a payment plan with the County by the 2nd quarter of 2006 and have the judgment reduced to the correct amount listed above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is currently listed on the Bulletin Board published by the National Quotation Bureau, Inc., and prior to March 8, 2004 traded on the Nasdaq SmallCap Market. The Company’s common stock trades under the symbol “ERTH.OB.” For the periods indicated, the following table presents the range of high and low closing sale prices for the Company’s common stock.

	Quarterly Prices
	First	Second	Third	Fourth	Total Year
2005
Market price per common share
High	$2.52	$3.20	$2.96	$2.50	$3.20
Low	1.49	1.65	1.78	1.74	1.49
2004
Market price per common share
High	$2.52	$2.03	$3.75	$2.97	$3.75
Low	1.49	0.45	1.75	1.95	0.45

The Company’s common stock sales prices have been restated, where applicable, to reflect the one-for-twelve reverse split of the Company’s common stock effective as of October 31, 2003. Quotations since the Company’s stock began trading on the OTC Bulletin Board may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The number of stockholders of record of the Company’s common stock at February 9, 2006 was 1,195. At March 24, 2006, Mr. Essam Khashoggi, directly or indirectly, owned approximately 31.79% of the outstanding common stock of the Company.

The Company does not intend to declare or pay cash dividends on its common stock in the foreseeable future nor has it paid dividends in the past two years. The Company’s ability to pay cash dividends is restricted under certain debt obligations to which the Company is a party.

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

With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding the Company so as to make an informed investment decision. More specifically, we had a reasonable basis to believe that each purchaser was an “accredited investor” as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in our securities.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the Company’s Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Selected Financial Data

(in thousands, except per share data)

	For the Year Ended December 31
	2005	2004	2003	2002	2001

Statement of Operations Data
Revenues	$183	$138	$--	$--	$--
Research and development expenses (1)	201	1,170	9,547	26,890	47,148
General and administrative expenses	5,485	3,749	5,786	9,590	9,634
Depreciation and amortization	3	42	380	3,099	5,874
Gain on sale of property and equipment	(23)	(168)	(452)	(441)	--
Interest expense (income), net	696	1,068	1,791	132	(356)
Debenture conversion cost	--	--	166	321	--
Net loss	6,179	7,257	18,517	39,591	62,302
Average shares outstanding	18,503	15,047	13,267	11,277	9,353
Balance Sheet Data
Cash and cash equivalents	$348	$272	$1,902	$111	$828
Working capital (deficit)	(11,485)	(7,289)	(9,438)	(8,315)	(6,941)
Total assets	443	483	2,287	18,024	19,886
Total long-term obligations	905	1,475	4,408	--	--
Deficit accumulated during development stage	(321,669)	(321,607)	(314,351)	(295,834)	(256,243)
Stockholders’ equity (deficit)	(12,352)	(8,755)	(12,269)	(3,473)	11,536
Shares outstanding	18,981	18,235	14,129	12,055	9,860
Per Common Share
Basic and diluted loss per share	$0.33	$0.48	$1.40	$3.51	$6.66

(1)
During 1998, the Company entered into a 5 year purchase commitment with a supplier whereby the supplier would be entitled to a minimum fee of $3.5 million. The fee would be waived if supplier received an aggregate of $70 million in orders over the 5 year period from 1998 through 2003. As of December 31, 2002, it was apparent that the purchase commitment would not be met and the Company recorded the liability for the $3.5 million fee and as a charge to Other Research and Development Expense. However, during the 4th quarter of 2003, the Company was able to negotiate a reduction of the $3.5 million fee to approximately $1.7 million. Accordingly, the difference of $1.8 million was recorded as a credit to Other Research and Development Expense in 2003. See “Commitments” in the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Selected Financial Data and the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect the Company’s operations for the three years ended December 31, 2005 and the assets and liabilities of the Company as of December 31, 2005 and 2004.

Information in this Annual Report on Form 10-K including but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company’s actual operating performance or financial results to differ from those anticipated by management that are described herein. Factors influencing the Company’s operating performance and financial results include, but are not limited to, changes in the general economy, the availability of financing, governmental regulations concerning, but not limited to, environmental issues, and other risks and unforeseen circumstances affecting the Company’s business which may be discussed elsewhere in this Annual Report on Form 10-K.

Overview

Organized in November 1992 as a Delaware corporation, EarthShell Corporation (the “Company”) is engaged in the commercialization of composite material technology for the manufacture of foodservice disposable packaging designed with the environment in mind. EarthShell Packaging is based on patented composite material technology (collectively, the “EarthShell Technology”), licensed on an exclusive, worldwide basis from E. Khashoggi Industries LLC and its wholly owned subsidiaries.

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

EarthShell was a development stage enterprise through the first quarter of 2004. With the recognition of the Company’s first revenues resulting from the receipt of $0.5 million in technology fees in connection with granting a license to a strategic partner in the second quarter of 2004, the Company was no longer a development stage enterprise.

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

Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or readily determinable and collectibility is probable. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (SAB 101), as amended by SAB 104. EarthShell’s revenues consist of technology fees that are recognized ratably over the life of the related agreements and royalties based on product sales by licensees that are recognized in the quarter that the licensee reports the sales.

Results of Operations

Year Ended December 31, 2005 Compared with the Year Ended December 31, 2004

The Company’s net loss decreased $1.1 million to $6.2 million from $7.3 million for the year ended December 31, 2005 compared to the year ended December 31, 2004, respectively.

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

•
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

•
Related party interest expense decreased $0.3 million to $0.1 million from $0.4 million for the years ended December 31, 2005 and 2004, respectively. Related party interest expense includes interest accrued on outstanding loans made to the Company by EKI under the Loan Agreement (see “Business - Relationship with EKI”), accretion of the discount related to the warrants issued to EKI in conjunction with the March 2003 financing transactions, plus accrued interest payable on amounts owed to EKI for monthly licensing fees that were accrued rather than being paid in accordance with the terms of the subordination agreements entered into in connection with the 2006 Debentures (see “Business - Relationship with EKI”). During the third quarter of 2004, agreements were negotiated with EKI to convert the EKI Simple Interest Loans, and accrued but unpaid interest, into common stock of the Company and to restructure the unpaid licensing fees under the Biotec License Agreement (see “Item 1 - Business Relationship with EKI”).

•
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

Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003

The Company’s net loss decreased $11.2 million to $7.3 million from $18.5 million for the year ended December 31, 2004 compared to the year ended December 31, 2003, respectively.

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

•
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

•
Other research and development expenses are comprised of personnel costs, travel and direct overhead for development and demonstration production, as well as impairment charges on manufacturing property and equipment constructed for demonstration production purposes. Other research and development expenses decreased $7.8 million to $0.4 million from $8.2 million for the year ended December 31, 2004 compared to the year ended December 31, 2003, respectively. The reduction was due to the non-recurrence of the following 2003 activities: the winding down of on-going demonstration manufacturing in Goleta, California in the first quarter of 2003, the start-up in mid-May of a new manufacturing line for plates and bowls built and financed by Detroit Tool and Engineering Company (DTE) at their Lebanon, Missouri facility, expenses incurred to vacate the Company’s demonstration manufacturing facility in Goleta at the expiration of the lease on May 31, 2003, costs incurred in connection with testing of the Goettingen, Germany manufacturing equipment during the third quarter, the write down of the Goettingen manufacturing equipment to $1 as of December 31, 2003 due to the uncertainty of the proceeds to be realized upon sale of the equipment, and the losses of the Company’s joint venture. In early August 2003, the Company discontinued its day-to-day support of manufacturing activities at DTE. In keeping with its business model, in 2004 the Company primarily focused on the licensing of its foam analog material and other technologies to new licensees, and these licensees and future licensees will install and run equipment to produce EarthShell Packaging in their own facilities.

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

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.34 million to $0.04 million from $0.38 million for the year ended December 31, 2004 compared to the year ended December 31, 2003, respectively. The decrease in depreciation expense is primarily attributable to taking the remainder of EarthShell’s manufacturing and development assets out of service as of the end of 2003.

Interest Expense. Interest expense is comprised of related party interest expense and other interest expense.

•
Related party interest expense was $0.4 million for both the year ended December 31, 2004 and the year ended December 31, 2003. Related party interest expense includes interest accrued on outstanding loans made to the Company by EKI under the Simple Interest Loan Agreement (see “Related Party Transactions”), accretion of the discount related to the warrants issued to EKI in conjunction with the March 2003 financing transactions, plus accrued interest payable on amounts owed to EKI for monthly licensing fees that were accrued rather than being paid in accordance with the terms of the subordination agreements entered into in connection with the 2006 Debentures (see “Business - Relationship with EKI”). During the third quarter of 2004, agreements were negotiated with EKI to convert the EKI Simple Interest Loans, and accrued but unpaid interest, into common stock of the Company and to restructure the unpaid licensing fees under the Biotec License Agreement (see “Item 1 Business Relationship with EKI”).

•
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

(Gain) Loss on Extinguishment of Debentures. There was a gain on extinguishment of debentures of $.1 million for the year ended December 31, 2004 compared to a loss on extinguishment of debentures of $1.7 million for the year ended December 31, 2003. The $0.1 million gain for the year ended December 31, 2004 relates to interest payable on the 2006 Debentures that was not paid by the Company upon conversion of the Debentures. In connection with the March 2003 financing transactions, the Company prepaid $5.2 million aggregate principal amount of the 2007 Debentures, resulting in a prepayment penalty of approximately $0.2 million. The Company also issued to the holders of the prepaid 2007 Debentures 52,083 shares of common stock, valued at approximately $0.2 million based upon the closing price of the Company’s common stock of $4.56 per share on March 5, 2003. In addition, one of the holders of the 2007 Debentures exchanged $2.0 million aggregate principal amount of 2007 Debentures for $2.0 million aggregate principal amount of 2006 Debentures. In connection with the prepayment and exchange transactions, the Company incurred cash transaction costs of approximately $0.3 million, excluding the prepayment penalty. In addition, the Company incurred a charge of approximately $0.9 million for the prorated portion of the original discount attributed to the $7.2 million of the 2007 Debentures repaid and exchanged. Therefore, the Company recognized a $1.7 million loss upon extinguishment of the 2007 debentures through the prepayment and exchange.

Debenture Conversion Cost. Debenture Conversion Cost was $0.2 million for the year ended December 31, 2003. The expense represents the prorated portion of the original discount attributed to the 2007 Debentures whose conversion was forced by the Company in the respective periods.

Liquidity and Capital Resources

Cash Flow. The Company’s principal uses of cash for the year ended December 31, 2005 were to fund operations, repay notes, and pay accounts payable and accrued expenses. Net cash used in operations was $3.4 million and $2.7 million for the years ended December 31, 2005 and 2004, respectively. The uses for 2005 and 2004 were mainly from losses incurred offset by $2.1 million increase in accounts payable and accrued expenses in 2005, changes in other operating assets and liabilities and premium due to debenture default in 2004. Net cash provided by investing activities was $0.02 million and $0.2 million for the years ended December 31, 2005 and 2004, respectively. Net cash provided by financing activities was $3.4 million and $0.9 million for the years ended December 31, 2005 and 2004, respectively. For 2005, the cash provided by financing activities was comprised of $0.8 million from the issuance of common stock, $2.5 million from the issuance of notes (net of issue costs of $0.4 million), $0.9 million from the proceeds of notes payable to a related party (net of principal payments on settlements of $0.3 million). As of December 31, 2005, the Company had cash and related cash equivalents totaling $0.3 million.

Capital Requirements. The Company only made minor capital expenditures during the years ended December 31, 2005 and 2004 and does not anticipate significant capital expenditures in 2006.

Contractual Obligations. The following table summarizes the Company’s known obligations to make future payments pursuant to certain contracts as of March 31, 2006, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payments due by period (in thousands)	Less than	1-3
Contractual Obligations	Total	1 year	Years
Note payable to related party (including interest)	$1,225	$75	$1,150
Notes payable	2,600	2,600
Convertible debenture	4,500	—	4,500
Other long-term liability	427	307	120
Totals	$8,507	$2,982	$5,770

Sources of Capital - Financing and Restructuring Transactions.

To date, the Company’s operations have been financed through a series of debt and equity issuances and to a lesser extent through the receipt of a limited amount of technology and licensing fees. Since January 1, 2003, the Company has received: (i) an aggregate of $2.9 million through private placements of its capital stock and warrants; (ii) an aggregate of $16.9 million through the sale of debentures other debt securities; and $0.3 million in licensing and technology fees. The discussion below summarizes these financings and arrangements and the terms of various restructuring transactions the Company has undertaken to continue to finance its operations.

The 2006 Debentures. On March 5, 2003, the Company issued to a group of institutional investors 416,667 shares of common stock and $10.55 million in aggregate principal amount of secured convertible debentures due in March 5, 2006 (the“2006 Debentures”), for which the Company received proceeds of approximately $9.0 million, net of financing costs of approximately $1.5 million. In connection with the March 2003 financing transactions, the Company issued 54,167 shares of common stock to the lead purchaser of these 2006 Debentures and two warrants to a placement agent, both of whom received the instruments as compensation for their services rendered in connection with the transaction. In 2003, $5.75 million principal amount of the 2006 Debentures was converted into 958,334 shares of common stock. At December 31, 2003, the outstanding principal balance of 2006 Debentures was $6.8 million. The remaining shares under a December 2001 shelf registration statement were used to secure shares potentially issuable upon conversion of the 2006 Debentures. Although the Company was in compliance with all covenants of the 2006 Debentures at December 31, 2003, on March 8, 2004 the Company’s common stock was delisted from the Nasdaq SmallCap Market because the Company’s market capitalization failed to meet the minimum required standard for continued listing. In addition, the Company did not make interest payments related to the 2006 Debentures as required on January 31, 2004. These actions put the Company in non-compliance with its covenants under the 2006 Debentures. During 2004, the Company sold $2.7 million of its common stock in a private equity transaction, received $1.5 million in prepaid technology fees related to the granting of new licenses, and worked to negotiate settlements with each of the remaining holders of its 2006 Debentures to retire the 2006 Debentures, to resolve the defaults, and to restructure its long-term debt.

2006 Debenture Settlements. As of September 30, 2004, the Company entered into agreements with each of the holders of the 2006 Debentures to amend and restate the secured debenture purchase agreements entered into in July 2004 by and among EarthShell and the Holders (as amended and restated, the “Debenture Purchase Agreements”) and the transactions contemplated therein (collectively, the “Debenture Transactions”). The 2006 Debentures were in default and their outstanding principal balance totaled $6.5 million prior to their repurchase. Collectively, the Debenture Purchase Agreements required (i) EKI to pay $1.0 million in cash (EarthShell was obligated to reimburse EKI for this cash payment as discussed below), (ii) the Holders to convert the 2006 Debentures in accordance with their terms, resulting in the issuance by EarthShell of 1,091,666 shares of its common stock, which shares were previously registered for resale by the Company in connection with the issuance of the 2006 Debentures, (iii) EarthShell to issue to the Holders an aggregate of 512,500 additional shares of EarthShell common stock and (iv) EarthShell to pay $2.3 million to SF Capital Partners from 33% of any equity funding received by the Company (excluding the first $2.7 million funded by MBS) or 50% of the royalties received by EarthShell in excess of $250,000 per month (as determined on a cumulative basis commencing July 1, 2004). EarthShell has the right to convert the unpaid portion of the $2.3 million into shares of the Company’s common stock at a price equal to the lesser of $3.00 per share, or the price per share that EarthShell shall subsequently receive upon the issuance of its common stock (or other convertible security) during the three year period commencing September 30, 2004. The 512,500 shares of common stock issued to the Holders on October 6, 2004 have been included in a Form S-1 registration statement filed with the Securities and Exchange Commission on February 14, 2006, which has not yet become effective. The consideration for the repurchase of the 2006 Debentures has been paid or issued, and the 2006 Debentures have been retired by EarthShell.

In connection with the settlement of the 2006 Debentures and the related restructuring of the Company’s debt, the Company provided registration rights with respect to newly issued unregistered shares of its common stock. Such registration rights required the Company to, among other things, file a registration statement with the SEC in December 2004 registering the resale of such shares of common stock. Under certain agreements, the Company not filing such a registration statement (or the registration statement not being declared effective) within a required timeframe provided the holders of the registrable securities with a right to liquidated damages which, in the aggregate, may amount to approximately $50,000 per month until a registration statement is filed. If the Company fails to pay such liquidated damages, the Company must also pay interest on such amount at a rate of 10% per year (or such lesser amount as is permitted by law). Because this Registration Statement was not filed as planned, in December 2004 the Company became obligated on the direct financial obligation described above. In light of the Company’s current liquidity and financial position any such claim could have a negative effect on the Company.

Agreements with MBS. On May 13, 2004, the Company entered into a ten year license agreement with MBS and granted to MBS a priority license to supply certain retail and government market segments in the United States (the “MBS Sublicense”). MBS has paid EarthShell $0.5 million in technology fees to date. On June 8, 2005, the Company terminated the MBS Sublicense as set forth herein below.

On August 5, 2004, EarthShell and MBS entered into a stock purchase agreement (the “MBS SPA”) pursuant to which MBS agreed to fund $5.0 million to EarthShell in exchange for EarthShell’s issuance of 1,666,666 shares of common stock at $3.00 per share. On August 20, 2004, EarthShell received $0.5 million from MBS, for which the Company issued to MBS 166,666 shares of its common stock. On October 1, 2004, EarthShell received an additional $1.2 million of the $5.0 million commitment, and the Company issued to MBS 400,000 shares of its common stock. On October 11, 2004, MBS purchased an additional 333,333 shares for $1.0 million, of which it had paid $0.5 million as of December 31, 2004 and $0.5 million was still due. During 2005, the unamortized balance of MBS’ deferred technology fee of $0.3 million was applied to the stock receivable. The shares of common stock issued to MBS were not registered for resale under the 1933 Act. The cash received from MBS was used, in part, to fund the repurchase of the 2006 Debentures and to restructure the Company’s long-term debt.

On June 8, 2005, the Company entered into a letter agreement with MBS terminating its sublicense agreement (the “MBS Sublicense”), dated as of May 13, 2004. At the time the letter agreement was executed, MBS had not yet implemented the sublicense granted to it under the MBS Sublicense. The parties separately agreed that the effectiveness of the termination would be conditioned upon the effectiveness of the agreements with RPI as described herein below. The Company entered into additional sublicense agreements with MBS covering non-competing technologies in other markets and territories than those covered by the MBS Sublicense and the present RPI Sublicense. The effectiveness of such sublicense agreements was expressly conditioned upon the satisfaction of certain conditions before July 31, 2005, including the receipt by the Company of $2.6 million in technology fees and other payments. These agreements expired under their own terms.

RPI Agreements. On June 17, 2005, EarthShell entered into a sublicense agreement with RPI (the “RPI Sublicense”), a newly formed subsidiary of Thompson Street Capital Partners (“Thompson Street”), pursuant to which the Company granted to RPI an exclusive license to produce plates, bowls, and certain other EarthShell products incorporating the Company’s technology and to sell these products in the retail and governmental market segments in the United States. The Company has been advised that RPI has received the full $12.0 million funding commitment from Thompson Street in order to begin production of EarthShell Packaging products. The RPI Sublicense requires RPI to pay to the Company a royalty fee equal to 20% of RPI’s net sales, not to exceed 50% of RPI’s gross margin

On June 17, 2005, the Company, RPI and RPI’s sole stockholder, Renewable Products, LLC (“RPI LLC”), entered into an agreement and plan of merger (the “RPI Merger”), which contemplates the Company’s eventual acquisition of RPI in exchange for 8.0 million shares of the Company’s Series C Convertible Preferred stock (the “Series C Preferred”) at such time as the following conditions, among others, are achieved: (i) RPI’s procurement, installation and start-up of 16 manufacturing modules for producing the Company’s product, which equipment is to be designed to produce an aggregate of approximately $16.0 million of EarthShell products per year, (ii) RPI’s establishment of plant facilities to support the full commercial operations of such machines, (iii) RPI’s receipt of funding to support additional working capital needs of $1.0 million, (iv) RPI’s receipt of at least $12.0 million of capital to purchase the machines described above, and (v) the 20% royalty described above having become payable and either accrued or paid to the Company pursuant to the RPI Sublicense. At such time as the conditions to the transactions contemplated by the RPI Merger are met, RPI has the right, through March 31, 2006, to call for the merger to occur. The parties have mutually agreed to extend RPI’s call date to December 31, 2006. At the time the merger is triggered, a valuation of RPI will be obtained and the Company will acquire RPI pursuant to the terms of the RPI Merger in exchange for 8.0 million shares of Series C Preferred, as described above. The Series C Preferred will be convertible on a share for share basis into 8.0 million shares of the Company’s common stock which will be subject to registration rights.

EA License. On August 22, 2005, the Company entered into an agreement with EA in connection with the granting of certain licenses to use a new embodiment of EarthShell Technology for various applications in certain Asian territories (the “EA License”). Shortly after executing a letter agreement, both the Company and EA entered into negotiations to restructure the transaction and ultimately entered into an amended and restated letter agreement dated December 9, 2005. As part of such restructuring, the Company may receive a total of up to $2.6 million from a combination of (i) prepaid technology fees (up to $1.7 million), (ii) the sale of up to 266,667 shares of its common stock for $0.5 million and (iii) the issuance of 1,033,333 warrants to purchase shares of the Company’s common stock at $3.90 per share, which, under certain circumstances, may be adjusted to an exercise price of not less than $3.00 per share. The realization of the full potential of the transaction is dependent on the Company successfully demonstrating the commercial viability of its technology in certain new applications. The Company received $0.5 million from EA as an initial partial payment and agreed to issue 166,667 shares of its common stock in connection with this payment. The Company received an additional $0.3 million in December 2005 and $0.1 million in February of 2006 pursuant to the amended and restated agreement with EA dated December 9, 2005, but which was not effective until February 10, 2006 when the final cash payment was received. Under the amended and restated agreement, upon receipt of the final payment, the Company issued a total of 266,667 shares and the warrants to purchase the 1,033,333 shares.

Financing Transactions and Arrangements with EKI. During 2002 and 2003, EKI, an affiliated entity, made a series of Simple Interest Loans to the Company totaling approximately $5.8 million. In addition, EKI purchased $1.0 million of the Company’s 2006 Debentures. On September 30, 2004, EKI entered into an agreement with EarthShell to sell back to the Company the 2006 Debentures it had purchased for $1.0 million in cash, the cash price originally paid by EKI. The Company retired the 2006 Debentures shortly thereafter.

In October 2004, in connection with the settlement of the 2006 Debentures, EKI converted all of its outstanding loans to EarthShell ($2,755,000) into unregistered common stock at $3.00 per share and $532,644 of accumulated interest at $4.00 per share for a total of 1,051,494 shares received by EKI. As of December 31, 2004, the loans from EKI to EarthShell had all been retired.

In May 2005, an additional 44,387 shares were issued to EKI pursuant to a ninety day price protection in the clause, which provided for an adjustment in the effective conversion price of the interest portions of the EKI loans from $4.00 per share to $3.00 per share. In February 2005, the Board approved the grant of a ten year warrant to Essam Khasshoggi, beneficial owner of EKI, to purchase one million shares of the Company’s common stock at $3.00 per share in consideration of his continued support of the Company since its inception, including providing bridge loans at below market terms from time to time. The warrant was actually issued in August 2005.

On October 11, 2005, the Company entered into the 2005 EKI Loan with EKI pursuant to which the Company issued to EKI a promissory note in the principal amount of $1.0 million. As of December 31, 2005, EKI had advanced $0.85 million with the balance being funded by the second week of January 2006. Interest accrues on the principal balance of the 2005 EKI Loan at a variable per annum rate, as of any date of determination, that is equal to the rate published in the “Money Rates” section of The Wall Street Journal as being the “Prime Rate”, compounded monthly. All accrued but unpaid interest and outstanding principal is due and payable on the earliest to occur of the following: (i) the second anniversary of the date of the 2005 EKI Loan; (ii) five days following the date the Company has received $3.0 million or more in aggregate net cash proceeds from all financing transactions, equity contributions, and transactions relating to the sale, licensing, sublicensing or disposition of assets or the provision of services (including advance royalty payments, proceeds from the sale of the Company’s common stock and fees for technological services rendered to third parties), measured from the date of the 2005 EKI Loan and not taking into account the proceeds advanced under the 2005 EKI Loan; or (iii) the occurrence of an Event of Default (as defined in the 2005 EKI Loan).

Also on October 11, 2005, the Company entered into a debt conversion and mutual release agreement (the “Debt Conversion Agreement”) with EKI. Pursuant to the Debt Conversion Agreement, the Company and EKI agreed that a payable in an amount equal to $837,145 (previously owed the Biotec Group, but which payable was subsequently assigned to EKI) be converted into 279,048 shares of common stock of the Company. The conversion price equals $3.00 per share. Pursuant to the Debt Conversion Agreement, the Company and EKI released each other from any and all claims in connection with the payable.

Cornell Capital Partners Financings. On March 23, 2005, the Company entered into a financing arrangement with Cornell Capital Partners whereby the Company issued promissory notes to, and entered into a security agreement with, Cornell Capital Partners. Pursuant to the financing, the Company issued promissory notes (collectively, the “CCP Notes”) to Cornell Capital Partners with a total principal amount of $2.5 million. Upon consummation of the December Debenture Purchase Agreement with Cornell Capital Partners on January 6, 2006, described below, the CCP Notes and all accrued interest thereon have been paid in full.

On March 23, 2005, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with Cornell Capital Partners whereby the Company was entitled to, at its sole discretion, periodically sell to Cornell Capital Partners shares of its common stock for a total aggregate purchase price of up to $10.0 million. On June 9, 2005, the Company filed a registration statement on Form S-1 with the SEC to register shares of its common stock underlying the SEDA. On September 27, 2005, the registration statement was withdrawn and, on December 30, 2005, the parties terminated the SEDA.

On May 26, 2005, the Company issued a common stock purchase warrant to Cornell Capital Partners to purchase 625,000 shares of common stock of the Company. This May Warrant expires on May 26, 2006, has an exercise price which was adjusted to $3.00 per share of common stock and has “piggy back” and demand registration rights. In August 2005 Cornell Capital Partners agreed to consolidate the CCP Notes and to defer the commencement of repayment installments. In consideration of this modification to CCP Notes, the Company issued a warrant to Cornell Capital Partners to purchase 50,000 shares of common stock of the Company. This Warrant expires on May 26, 2006, has an exercise price, which was adjusted to $3.00 per share of common stock as of December 30, 2005, and has “piggy back” and demand registration rights.

December Debentures. On December 30, 2005, EarthShell entered into a Securities Purchase Agreement with Cornell Capital Partners (the “December Debenture Purchase Agreement”) pursuant to which the Company issued and sold to Cornell Capital Partners $4.5 million in principal amount of secured convertible debentures (the “December Debentures”) on the terms described below. This agreement was consummated on January 6, 2006. The December Debentures are convertible into shares of the Company’s common stock on the terms discussed below The Company received the aggregate proceeds of $4.5 million from the sale of the December Debentures on January 6, 2006, of which approximately $2.6 million was used to payoff the CCP Notes.

The December Debentures are secured by (i) a Pledge and Escrow Agreement, by and among the Company, Cornell Capital Partners, and David Gonzalez, Esq., (ii) an Insider Pledge Agreement and Escrow Agreement (the “IPEA”), by and among the Company, Cornell Capital Partners, David Gonzalez, Esq. and Mr. Benton Wilcoxon and (iii) an Amended and Restated Security Agreement, by and between the Company and Cornell Capital Partners. The December Debentures are secured by substantially all of the Company’s assets, have a three year term and accrue interest at 12% per annum. The December Debenture Purchase Agreement required the Company to register the shares of the Company’s common stock into which the December Debentures are convertible under the Securities Act of 1933. On February 14, 2006, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) in order to register 6,700,000 shares of common stock that may be issuable to the holders of the December Debentures upon conversion. Beginning 60 days after the SEC declares the registration statement effective, Cornell Capital Partners is entitled, at its option, to convert and sell up to $250,000 of the principal amount of the December Debentures, plus accrued interest, into shares of the Company’s common stock, within any 30 day period at the lesser of (i) a price equal to $3.00 or (ii) 88% of the average of the two lowest volume weighted average prices of the common stock during the ten trading days immediately preceding the conversion date, as quoted by Bloomberg, LP.

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

The Company may redeem, with three business days advance written notice to Cornell Capital Partners, a portion or all amounts outstanding under the December Debentures prior to the maturity date provided that the closing bid price of the of the Company’s common stock, as reported by Bloomberg, LP, is less than $3.00 at the time of the redemption notice. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to ten percent of the principal amount being redeemed, and accrued interest, to be delivered to the Cornell Capital Partners on the third business day after the redemption notice, provided, however, this redemption premium does not apply until the outstanding principal balance of the December Debentures has been reduced by $2.5 million. The amount that Cornell may convert in any 30 day period will be reduced by the amount that the Company redeems.

In connection with the December Debenture Purchase Agreement, on December 30, 2005, the Company issued to Cornell Capital Partners the warrant to purchase up to 350,000 shares of common stock (the “December Warrant”). This December Warrant has an exercise price of $4.00 per share, which may be adjusted under certain conditions to as low as $3.00 per share and expires two years from the date it was issued. Furthermore, in connection with the Company’s sale of December Debentures, the Company issued to Mr. Benton Wilcoxon, in consideration of his pledge of shares of common stock of Composite Technology Corporation pursuant to the terms of the IPEA, a warrant to purchase up to 125,000 shares of common stock. This warrant has an exercise price of $4.00 per share and expires three years from the date it was issued.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its obligations under the 2005 EKI Loan. Currently, the principal amount of the 2005 EKI Loan totals $1.0 million. The loan bears interest on the principal balance of $1.0 million at a variable rate per annum, as of any date of determination, that is equal to the rate published in the “Money Rates” section of The Wall Street Journal as being the “Prime Rate”, compounded monthly.  In addition, there remain a few settlements of accounts payable obligations that will be paid out over terms from 18 months to 36 months, the long term portion of which may be exposed to interest rate risk.

Generally an increase in market interest rates will increase the Company’s interest expense on this debt and decreases in rates will have the opposite effect.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a)(1) of Part IV of this form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company's assessment of its internal control over financial reporting identified the following material weaknesses for the years ended December 31, 2004 and these weaknesses continued through December 31, 2005:

•
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

•
The departure of the Company's Controller in November 2004 resulted in the accounting and reporting functions being centralized under the Chief Financial Officer, with no additional personnel in the Company having an adequate knowledge of accounting principles and practices. As a result, certain transactions had not been recorded in a timely manner and several adjustments to the financial statements that were considered material to the financial position at December 31, 2005 and 2004 and results of operations for the years then ended were recorded.

•
There are weaknesses in the Company's information technology ("IT") controls which makes the Company's financial data vulnerable to error or fraud. Specifically, there is a lack of documentation regarding the roles and responsibilities of the IT function, lack of security management and monitoring and inadequate segregation of duties involving IT functions.

Additionally, at the conclusion of our independent auditor's examination of the Company's internal control over financial reporting, our independent auditor noted several other areas of operations which could be improved, but were not listed as significant deficiencies. Accordingly, these items are not discussed herein.

(b) Changes in Internal Control Over Financial Reporting. In consultation with its independent auditors, as of December 31, 2005, the Company had begun taking the following remediation steps, among others, to enhance its internal control over financial reporting and reduce control deficiencies in general, including the material weaknesses enumerated above:

•
Management interviewed multiple qualified candidates to perform the Controller responsibilities, and as of October 31, 2005 hired a new controller who is a CPA, with 15 years experience in public and private accounting. The new Controller is in the process of developing revised accounting systems and procedures that will strengthen the Company's controls over financial reporting. Subsequent to December 31, 2005, the Company hired an additional accounting employee on March 30, 2006 to help segregate critical accounting functions to improve internal control over financial reporting.

•
Management employs an outside firm, to monitor and maintain the Company's information systems. This group was been directed to develop and implement Company-wide information management control procedures in response to the control weaknesses noted by the Company's auditors and in consultation with the Company's internal auditors. A first draft was completed in July 2005. In connection with the recent move of its corporate offices to Maryland, a new group was retained to perform a similar function. It is expected that a final information technology controls policy and procedures document will be finalized and implemented by year-end, 2007.

Management is continuing its efforts to improve its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Pursuant to transactions described more fully in Item 5 under the subheading “Recent Sales of Unregistered Securities” and in Management’s Discussion and Analysis, in connection with the settlement of the March 2006 Debentures and the related restructuring of the Company’s debt, the Company provided registration rights with respect to newly issued unregistered shares of its common stock. Such registration rights required the Company to, among other things, file a registration statement with the SEC in December 2004 registering the resale of such shares of common stock. Under certain of the agreements, the Company’s not filing such a registration statement (or the registration statement not being declared effective) within the required timeframe provides the holders of the registrable securities with a right to liquidated damages which, in the aggregate, may amount to approximately $50,000 per month until the registration statement is filed. If the Company fails to pay such liquidated damages, the Company must also pay interest on such amount at a rate of 10% per year (or such lesser amount as is permitted by law).

Because this registration statement was not filed, in December 2005 the Company became obligated on the direct financial obligation described above. In light of the Company’s current liquidity and financial position any such claim could have a negative effect on the Company.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information responsive to this item is incorporated herein by reference to EarthShell’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference to EarthShell’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this item is incorporated herein by reference to EarthShell’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information responsive to this item is incorporated herein by reference to EarthShell’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this item is incorporated herein by reference to EarthShell’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a) Index to Consolidated Financial Statements

1. Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2005, and 2004	F-3

Consolidated Statements of Operations for the years ended
December 31, 2005, 2004 and 2003	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the
years ended December 31, 2005, 2004 and 2003	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2005, 2004 and 2003	F-6

Notes to the Consolidated Financial Statements	F-9

2. Consolidated Financial Statement Schedules:

All schedules have been omitted because they are not required, not applicable, or the information required to be set forth therein is included in the Company’s Consolidated Financial Statements or the Notes therein.

(b) Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company.(1)

3.2	Amended and Restated Bylaws of the Company.(1)

3.3	Certificate of Designation, Preferences Relative, Participating, Optional and Other Special Rights of the Company’s Series A Cumulative Senior Convertible Preferred Stock.(1)

4.1	Specimen certificate of Common Stock.(1)

4.2	Form of Warrant to purchase Common Stock dated August 12, 2002.(9)

4.3	Form of Note under Loan Agreement dated as of September 9, 2002 between the Company and E. Khashoggi Industries, LLC.(11)

4.4	Form of Secured Convertible Debenture due March 5, 2006.(13)

4.5	Intellectual Property Security Agreement dated as of March 5, 2003 among the Company, E. Khashoggi Industries, LLC and the investors signatory thereto.(13)

4.6	Waiver and Amendment to Debentures and Warrants dated as of March 5, 2003 among the Company and the purchasers identified on the signature pages thereto.(13)

4.7	Exchange Agreement dated as of March 5, 2003 between the Company and the institutional investor signatory thereto.(13)

4.8	Investor Rights Agreement dated as of December 9, 2005, by and among EarthShell Corporation and the parties signatory thereto. (19)

4.9	Form of EarthShell Corporation Common Stock Warrant dated February 10, 2006 (19)

10.1	Amended and Restated License Agreement dated February 28, 1995 by and between the Company and E. Khashoggi Industries(“EKI”).(1)

10.2	Registration Rights Agreement dated as of February 28, 1995 by and between the Company and EKI, as amended.(1)

10.3	EarthShell Container Corporation 1994 Stock Option Plan.(1)

10.4	EarthShell Container Corporation 1995 Stock Incentive Plan.(1)

10.5	Form of Stock Option Agreement under the EarthShell Container Corporation 1994 Stock Option Plan.(1)

10.6	Form of Stock Option Agreement under the EarthShell Container Corporation 1995 Stock Incentive Plan.(1)

10.7	Warrant to Purchase Stock issued July 2, 1996 by the Company to Imperial Bank.(1)

10.8	Amended and Restated Technical Services and Sublease Agreement dated October 1, 1997 by and between the Company and EKI.(1)

10.9	Amended and Restated Agreement for Allocation of Patent Costs dated October 1, 1997 by and between the Company and EKI.(1)

10.10	Warrant to Purchase Stock issued October 6, 1997 by the Company to Imperial Bank.(1)

10.11	Warrant to Purchase Stock dated December 31, 1997 by the Company to Imperial Bank.(1)

10.12	Letter Agreement re Haas/BIOPAC Technology dated February 17, 1998 by and between the Company and EKI.(1)

10.13	Second Amendment to 1995 Stock Incentive Plan of the Company.(1)

10.14	Amendment No. 2 to Registration Rights Agreement dated as of September 16, 1993.(1)

10.15	Amendment No. 2 to Registration Rights Agreement dated February 28, 1995.(1)

10.16	Employment Agreement dated April 15, 1998 by and between the Company and Vincent J. Truant.(3)

10.17	First Amendment dated June 2, 1998 to the Amended and Restated License Agreement by and between the Company and E. Khashoggi Industries(“EKI”).(4)

10.18	First Amendment to 1995 Stock Incentive Plan of the Company.(5)

10.19	Third Amendment to 1995 Stock Incentive Plan of the Company.(6)

10.20	Fourth Amendment to 1995 Stock Incentive Plan of the Company.(6)

10.21	Lease Agreement dated August 23, 2000 by and between the Company and Heaver Properties, LLC.(7)

10.22	Settlement Agreement with Novamont dated August 3, 2001.(8)

10.23	Amendment to Common Stock Purchase Agreement dated March 28, 2001.(8)

10.24	Securities Purchase Agreement dated as of August 12, 2002 between the Company and the investors signatory thereto.(9)

10.25	Amendment #1 to Employment Agreement dated as of May 15, 2002 by and between the Company and Vince Truant.(10)

10.26	Loan Agreement dated as of September 9, 2002 between the Company and E. Khashoggi Industries, LLC.(11)

10.27	Second Amendment dated 29 July, 2002 to Amended and Restated License Agreement between E. Khashoggi Industries, LLC and the Company.(12)

10.28	License and Information Transfer Agreement dated 29 July, 2002 between the Biotec Group and the Company.(12)

10.29	Loan and Securities Purchase Agreement dated as of March 5, 2003 between the Company and the investors signatory thereto.(13)

10.30	Sublicense Agreement dated February 20, 2004 by and between the Company and Hood Packaging Corporation. (15)

10.31	Operating and Sublicense Agreement dated October 3, 2002 by and between the Company and Sweetheart Cup Company, Inc. (15)

10.32	First Amendment to Operating and Sublicense Agreement dated July 2003 by and between the Company and Sweetheart Cup Company, Inc. (15)

10.34	Lease Agreement dated July 2003 between the Company and Sweetheart Cup Company, Inc. (15)

10.35	First Amendment to Lease Agreement dated December 16, 2003 between the Company and Sweetheart Cup Company, Inc. (15)

10.37	Sublicense Agreement dated November 11, 2004 by and between the Company and EarthShell Hidalgo S.A. de C.V.. (18)

10.38	Standby Equity Distribution Agreement dated as of March 23, 2005 between the Company and Cornell Capital Partners, LP. (16)

10.39	Registration Rights Agreement dated as of March 23, 2005 between the Company and Cornell Capital Partners, LP. (16)

10.40	Placement Agent Agreement dated as of March 23, 2005 by and among the Company, Cornell Capital Partners, LP and Sloan Securities Corporation. (16)

10.41	Security Agreement dated as of March 23, 2005 between the Company and Cornell Capital Partners, LP. (16)

10.42	Promissory Note dated as of March 23, 2005 issued to Cornell Capital Partners, LP. (16)

10.43	Meridian Business Solutions Sublicense Agreement dated May 13, 2004. (17)

10.44	Amended and Restated Debenture Purchase Agreement by and among the Company, EKI and SF Capital Partners, Ltd. dated September 30, 2004. (17)

10.45	Amended and Restated Debenture Purchase Agreement by and among the Company, EKI and Omicron Master Trust dated September 29, 2004. (17)

10.46	Amended and Restated Debenture Purchase Agreement by and among the Company, EKI and Islandia, Ltd. dated September 29, 2004. (17)

10.47	Amended and Restated Debenture Purchase Agreement by and among the Company, EKI and Midsummer Investment, Ltd. dated September 29, 2004. (17)

10.48	Conversion Agreement by and among the Company, EKI and RHP Master Fund, Ltd. dated July 20, 2004. (17)

10.49	Amended and Restated Debenture Purchase Agreement by and among the Company, EKI and Straus-GEPT L.P. dated September 29, 2004. (17)

10.50	Amended and Restated Debenture Purchase Agreement by and among the Company, EKI and Straus Partners L.P. dated September 29, 2004. (17)

10.51	Amended and Restated Debenture Purchase Agreement by and among the Company and EKI dated September 30, 2004. (17)

10.52	Agreement with EKI dated July 16, 2004 to convert debt to equity. (17)

10.53	Agreement dated September 1, 2004 for conversion of Biotec indebtedness. (17)

10.54	Stock Purchase Agreement between the Company and Meridian Business Solutions, LLC dated August 5, 2004. (17)

10.55	Warrant, dated May 26, 2005, issued by the Company to Cornell Capital Partners, LP (20)

10.56	Letter Agreement dated as of December 9, 2005, by and between EarthShell Corporation and EarthShell Asia, Limited. (19)

10.57	Securities Purchase Agreement dated as of December 30, 2005, by and between EarthShell Corporation and Cornell Capital Partners, LP (21)

10.58	Investor Registration Rights Agreement dated as of December 30, 2005 by and between EarthShell Corporation and Cornell Capital Partners, LP (21)

10.59	Secured Convertible Debenture dated as of December 30, 2005, issued to Cornell Capital Partners, LP (21)

10.60	Amended and Restated Security Agreement dated as of December 30, 2005, by and between EarthShell Corporation and Cornell Capital Partners, LP (21)

10.61	Warrant dated as of December 30, 2005 issued to Cornell Capital Partners, LP (21)

10.62	Pledge and Escrow Agreement dated as of December 30, 2005 among Corporation, Cornell Capital Partners, LP and David Gonzalez, Esq. (21)

10.63	Escrow Agreement dated December 30, 2005 among EarthShell Corporation, Cornell Capital Partners, LP and David Gonzalez, Esq. (21)

10.64	Irrevocable Transfer Agent Instructions dated as of December 30, 2005, by and between EarthShell Corporation and Cornell Capital Partners, LP (21)

10.65	Insider Pledge and Escrow Agreement dated December 30, 2005 by and among EarthShell Corporation, Cornell Capital Partners, LP, David Gonzalez, Esq. and Benton Wilcoxon (21)

10.66	Termination Agreement dated December 30, 2005 by and between EarthShell Corporation, Cornell Capital Partners, LP and Sloan Securities Corporation (21)

10.77
Irrevocable Transfer Agent Instructions dated as of December 30, 2005 by and between EarthShell Corporation, Cornell Capital Partners, LP and David Gonzalez, Esq. regarding the Convertible Debentures (21)

10.78	Form of Lockup Agreement (21)

14.1	EarthShell Corporation Code of Ethics for Directors, Officers and Employees (15)

16.1	Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated July 9, 2003, regarding change in certifying accountant. (14)

31.1	Certification of the CEO pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed, as an exhibit to the Company’s Registration Statement on Form S-1 and amendments thereto, File no. 333-13287, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q, for the quarter ended March 31, 1998, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q, for the quarter ended June 30, 1998, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q, for the quarter ended September 30, 1998, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s annual report on Form 10-K, for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(6)	Previously filed as part of the Company’s definitive proxy statement on Schedule 14A, file no. 000-23567, for its 1999 annual meeting of stockholders, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s annual report on Form 10-K, for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q, for the quarter ended June 30, 2001, and incorporated herein.

(9)	Previously filed as an exhibit to the Company’s current report on Form 8-K dated August 12, 2002, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s current report on Form 8-K dated September 17, 2002, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Company’s current report on Form 8-K dated March 5, 2003, and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Company’s current report on Form 8-K dated July 11, 2003, and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Company’s annual report on Form 10-K, for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Company’s current report on Form 8-K dated March 29, 2005, and incorporated herein by reference.

(17)	Previously filed as part of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Company’s current report on Form 8-K dated February 10, 2006

(20)	Previously filed as an exhibit to the Company’s current report on Form 8-K dated May 26, 2005

(21)	Previously filed as an exhibit to the Company’s current report on Form 8-K dated December 30, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 1, 2006.

EARTHSHELL CORPORATION

By:	/s/ VINCENT J. TRUANT
Vincent J. Truant
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ VINCENT J. TRUANT	Chairman of the Board and	November 1, 2006
Vincent J. Truant	Chief Executive Officer

/s/ D. SCOTT HOUSTON	Chief Financial Officer and Secretary	November 1, 2006
D. Scott Houston

/s/ PAUL B. SUSIE	Principal Accounting Officer	November 1, 2006
Paul B. Susie

/s/ HAMLIN JENNINGS	Director	November 1, 2006
Hamlin Jennings

/s/ WALKER RAST	Director	November 1, 2006
Walker Rast

/s/ MICHAEL GORDON	Director	November 1, 2006
Michael Gordon

All schedules have been omitted because they are not required, not applicable, or the information required to be set forth therein is included in the Company’s Consolidated Financial Statements or the Notes therein.

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EarthShell Corporation:

We have audited the accompanying consolidated balance sheets of EarthShell Corporation (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to, nor were we engaged to perform, an audit of its control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company has incurred significant losses, has minimal revenues and has a working capital deficit of $11,458,467 and a stockholders’ deficit of $12,351,889 as of December 31, 2005. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley & McEwen, LLP

Camarillo, California
March 10, 2006, except as to the Stock Option footnote for which the date is October 27, 2006.

EARTHSHELL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$347,812	$272,371
Prepaid expenses and other current assets	83,473	201,467
Total current assets	431,285	473,838

PROPERTY AND EQUIPMENT, NET	11,991	9,037

EQUIPMENT HELD FOR SALE	1	1

TOTAL ASSETS	$443,277	$482,876

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,908,670	$3,899,526
Current portion of settlements	300,786	313,743
Current portion of deferred revenues	100,000	300,000
Payable to related party, current	850,000	875,000
Debenture settlement	2,375,000	2,375,000
Note Payable, net of discount of $168,901	2,355,296	—
Total current liabilities	11,889,752	7,763,269

DEFERRED REVENUES, LESS CURRENT PORTION	787,500	1,062,500
OTHER LONG-TERM LIABILITIES	117,914	412,192

Total liabilities	12,795,166	9,237,961

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred Stock, $.01 par value, 10,000,000 shares authorized; 9,170,000 Series A shares designated; no shares issued and outstanding as of December 31, 2005 and 2004	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 18,981,167 and 18,234,615 shares issued and outstanding as of December 31, 2005 and 2004, respectively	189,812	182,346
Additional paid-in common capital	315,306,825	313,196,905
Accumulated deficit	(327,786,868)	(321,607,782)
Less note receivable for stock	—	(500,000)
Accumulated other comprehensive loss	(61,658)	(26,554)
Total stockholders’ deficit	(12,351,889)	(8,755,085)

TOTAL LIABILITES AND STOCKHOLDERS’ DEFICIT	$443,277	$482,876

See Notes to Consolidated Financial Statements.

EARTHSHELL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003

Revenues	$183,333	$137,500	$—

Operating Expenses
Related party license fee and research and development expenses	—	800,000	1,312,374
Other research and development expenses	200,817	370,163	8,234,416
General and administrative expenses	5,485,358	3,753,902	5,790,473
Related party general and administrative (reimbursements)	—	(4,875)	(4,074)
Depreciation and amortization	2,939	42,236	379,949
Gain on sales of property and equipment	(23,477)	(168,458)	(451,940)
Total operating expenses	5,665,637	4,792,968	15,261,198

Operating Loss	5,482,304	4,655,468	15,261,198

Other (Income) Expenses
Interest income	(5,022)	(4,606)	(95,176)
Related party interest expense	101,314	410,965	445,628
Other interest expense	599,690	661,721	1,440,118
Premium due to debenture default	—	1,672,426	—
Other income	—	—	(399,701)
(Gain) Loss on extinguishment of debentures	—	(139,673)	1,697,380
Debenture conversion costs	—	—	166,494

Loss Before Income Taxes	6,178,286	7,256,301	18,515,941

Income Taxes	800	800	800

Net Loss	$6,179,086	$7,257,101	$18,516,741

Basic and Diluted Loss Per Common Share	$0.33	$0.48	$1.40
Weighted Average Number of Common Shares Outstanding	18,503,207	15,046,726	13,266,668

See Notes to Consolidated Financial Statements.

EARTHSHELL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-In Common	Accumulated	Stock Purchase	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Receivable	Loss	Totals
BALANCE, DECEMBER 31, 2002	12,054,637	120,546	292,257,340	(295,833,940)	—	(16,632)	(3,472,686)
Issuance of common stock	137,264	1,373	811,267	—	—	—	812,640
Common stock and common stock warrants issued in connection with issuance of convertible debentures	624,747	6,248	2,921,594	—	—	—	2,927,842
Conversion of convertible debentures to common stock	1,312,318	13,123	7,536,877	—	—	—	7,550,000
Debenture conversion costs	—	—	(1,493,332)	—	—	—	(1,493,332)
Net loss	—	—	—	(18,516,741)	—	—	(18,516,741)
Foreign currency translation adjustment	—	—	—	—	—	(76,498)	(76,498)
Comprehensive loss	—	—	—	—	—	—	(18,593,239)
BALANCE, DECEMBER 31, 2003	14,128,966	141,290	302,033,746	(314,350,681)	—	(93,130)	(12,268,775)
Issuance of common stock	2,443,272	24,432	7,181,970	—	(500,000)	—	6,706,402
Conversion of convertible debentures to common stock	1,662,377	16,624	4,970,508	—	—	—	4,987,132
Debenture conversion costs	—	—	(989,319)	—	—	—	(989,319)
Net loss	—	—	—	(7,257,101)	—	—	(7,257,101)
Foreign currency translation adjustment	—	—	—	—	—	66,576	66,576

Comprehensive loss	—	—	—	—	—	—	(7,190,525)
BALANCE, DECEMBER 31, 2004	18,234,615	$182,346	$313,196,905	$(321,607,782)	$(500,000)	$(26,554)	$(8,755,085)
Issuance of common stock	266,667	2,667	797,333	—	500,000	—	1,300,000
Conversion of related party note to common stock	323,435	3,234	934,670	—	—	—	937,904
Common stock and common stock warrants issued in connection with issuance of convertible debentures	156,450	1,565	377,917	—	—	—	379,482
Net loss	—	—	—	(6,179,086)	—	—	(6,179,086)
Foreign currency translation adjustment	—	—	—	—	—	(35,104)	(35,104)
Comprehensive loss	—	—	—	—	—	—	(6,214,190)
BALANCE, DECEMBER 31, 2005	18,981,167	$189,812	$315,306,825	$(327,786,868)	—	$(61,658)	$(12,351,889)

See Notes to Consolidated Financial Statements.

EARTHSHELL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,179,086)	$(7,257,101)	$(18,516,741)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense	183,333	—	—
Depreciation and amortization	2,939	42,236	379,949
Amortization and accretion of debenture issue costs	633,490	592,316	955,574
Compensation related to restricted stock issuance to directors	150,934	—	—
Interest paid in common stock	100,758	—	—
Premium due to debenture default	—	1,672,426	—
Debenture issuance and conversion costs	—	—	166,494
Gain on change in fair value of warrant obligation	—	—	(399,701)
(Gain) Loss on extinguishment of debentures	—	(139,673)	1,697,380
Beneficial conversion value due to change in debentures conversion price	—	—	360,000
(Gain) Loss on sale, disposal or impairment of property and equipment	(23,476)	(168,458)	3,548,059
Equity in the losses of joint venture	—	—	392,116
Accrued purchase commitment	—	—	(1,855,000)
Other non-cash expense items	(223,962)	180,171	50,198
Changes in operating assets and liabilities
Prepaid expenses and other current assets	117,994	120,549	264,153
Accounts payable and accrued expenses	2,054,721	(553,710)	(2,339,720)
Payable to related party	(34,070)	1,043,869	1,214,683
Deferred revenues	(183,333)	1,362,500	—
Accrued purchase commitment	—	—	(1,645,000)
Other long-term liabilities	28,914	378,859	33,333
Net cash used in operating activities	(3,370,844)	(2,726,016)	(15,694,223)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from release of restricted time deposit upon settlement of purchase commitment	—	—	3,500,000
Proceeds from sales of property and equipment	30,280	187,708	487,691
Investment in joint venture	—	—	(26,104)
Purchases of property and equipment	(12,697)	(8,729)	(1,320)
Net cash provided by investing activities	17,583	178,979	3,960,267

	Year Ended December 31,
	2005	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	800,000	2,086,755	—
Proceeds from issuance of common stock and convertible debentures, net of issuance costs and discounts amounting to approximately $3.4 million	—	—	8,711,844
Proceeds from issuance of note payable	2,500,000	—	—
Proceeds from payment on stock purchase receivable	25,000	—	—
Proceeds from release of restricted time deposit upon conversion of convertible debentures into common stock	—	—	1,800,000
Proceeds from release of restricted time deposit upon exchange of convertible debentures	—	—	2,000,000
Proceeds from release of restricted time deposit for repayment of convertible debentures	—	—	5,200,000
Repayment of convertible debentures	—	(1,110,294)	(5,200,000)
Principal payments on settlements	(336,149)	(66,387)	—
Proceeds from issuance of notes payable to related party	850,000	—	1,010,000
Note payable issuance costs	(402,500)	—	—
Net cash provided by financing activities	3,436,351	910,074	13,521,844

Effect of exchange rate changes on cash and cash equivalents	(7,649)	7,695	2,736

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	75,441	(1,629,268)	1,790,624

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	272,371	1,901,639	111,015

CASH AND CASH EQUIVALENTS, END OF PERIOD	$347,812	$272,371	$1,901,639

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
Income taxes	$800	$800	$800
Interest	410,772	111,353	21,058
Common stock warrants issued in connection with convertible debentures	129,161	—	745,562
Conversion of convertible debentures into common stock	837,145	6,800,000	7,550,000
Interest paid in common stock	100,758	532,644	95,339
Commission paid in common stock	—	—	29,500
Common stock issued to service providers in connection with the March 2003 financing	—	—	484,500

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

Pursuant to the Board’s approval in February 2005, the Company granted to its chairman of the Board of Directors (and majority beneficial stockholder) a warrant to purchase one million shares of the Company’s common stock at $3 per share in consideration of the stockholder’s continued support of the Company since its inception and providing bridge loans from time to time. The warrant was issued in August 2005 and expires in May of 2015.

On October 11, 2005, the Company entered into a debt conversion and mutual release agreement (the “Debt Conversion Agreement”) with EKI. Pursuant to the Debt Conversion Agreement, the Company and EKI agreed that the remaining payable of $837,145 (previously owed to Bio-Tec Biologische Naturverpackunger GmbH & Co.KG, but which payable was subsequently assigned to EKI) be converted into 279,048 shares of common stock of the Company. The conversion price equals $3.00 per share. Pursuant to the Debt Conversion Agreement, the Company and EKI released each other from any and all claims in connection with the receivable.

In connection with a Securities Purchase Agreement, on December 30, 2005, the Company issued to Cornell Capital Partners a warrant to purchase up to 350,000 shares of common stock (the “December Warrant). This December Warrant has an exercise price of $4.00 per share, which may be adjusted under certain conditions to as low as $3.00 per share and expires two years from the date it was issued. Furthermore, in connection with the Company’s sale of December Debentures, the Company issued to Mr. Benton Wilcoxon, in consideration of his pledge of shares of common stock of Composite Technology Corporation pursuant to the terms of the IPEA, a warrant to purchase up to 125,000 shares of common stock. This warrant has an exercise price of $4.00 per share and expires three years from the date it was issued.

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

See Notes to Consolidated Financial Statements.

EARTHSHELL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Overview of Operations

Organized in November 1992 as a Delaware corporation, EarthShell Corporation (the “Company”) is engaged in the commercialization of composite material technology for the manufacture of foodservice disposable packaging designed with the environment in mind. EarthShell Packaging is based on patented composite material technology (collectively, the “EarthShell Technology”), licensed on an exclusive, worldwide basis from E. Khashoggi Industries, LLC and its wholly owned subsidiaries.

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

EarthShell was a development stage enterprise through the first quarter of 2004. With the recognition of the Company’s first revenues in the second quarter of 2004, the Company was no longer a development stage enterprise.

Restatement

Subsequent to the filing of the Form 10K for the year ended December 31, 2005, the Company identified that it had not included warrants granted to Mr. Khashoggi, its former Chairman, in its footnote disclosure of pro forma net loss and loss per share resulting from applying SFAS No. 123 for 2005. Accordingly, the Company has restated the footnote disclosure for this information for the year ended December 2005 which resulted in an increase in its pro forma net loss and loss per share from $6,924,527 and $0.37 to $9,258,471 and $0.49, respectively. See Stock Option note following.

BASIS OF PRESENTATION OF FINANCIAL INFORMATION

The foregoing financial information has been prepared from the books and records of EarthShell Corporation. EarthShell Corporation’s consolidated financial statements include the accounts of its wholly-owned subsidiary, PolarCup EarthShell GmbH. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception, has minimal revenues and has a working capital deficit of $11,458,467 at December 31, 2005. These factors, along with others, indicate substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

In January 2004, the Company announced that it was not in compliance with a Nasdaq SmallCap Market minimum requirement. On March 8, 2004 the Company’s common stock was de-listed by the Nasdaq SmallCap Market and trading was moved to the over-the-counter (OTC) [Pink Sheets Electronic Quotation Service]. Since June 21, 2004, the Company’s common stock has been listed through the OTC Bulletin Board. The Company’s common stock trades under the symbol “ERTH.OB.”

Operations and Financing

The Company was engaged in initial concept development from 1993 to 1998. During this period, the Company focused on enhancing the material science technology licensed from EKI, initial development of the Company’s foam packaging products (primarily, its hinged-lid sandwich containers, which are referred to as “hinged-lid containers”), and the development of relationships with key licensees and end-users.

Since 1998, the Company has been primarily engaged in commercial validation of EarthShell Packaging for plates, bowls, hinged-lid containers, and sandwich wraps, and other market development activities. During this stage, the Company has worked to demonstrate the commercial viability of its business model by optimizing product design, garnering support from key members of the environmental community, expanding validation of the environmental profile through third party evaluations, developing commercially viable manufacturing processes, establishing and refining licensing arrangements with the Company’s licensees, and validating product performance and price acceptance through commercial contracts with influential purchasers in key segments of the foodservice market. In cooperation with its operating partners, the Company financed and built initial commercial demonstration production capacity and has sold limited quantities of plates, bowls, and hinged-lid containers. In 2003, the Company concluded commercial demonstration production activity and is relying on its equipment and manufacturing partners to demonstrate and to guarantee the long-term manufacturability of EarthShell Packaging.

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

Currently, the Company’s strategic relationships include Detroit Tool and Equipment (“DTE”) and Renewable Products, Inc. (“RPI”) in the U.S, as well as EarthShell Hidalgo (“ESH”) in Mexico and EarthShell Asia. During 2005, the Company received technology fees from ESH. During prior years, proceeds from initial sales of plates, bowls and hinged-lid containers were not significant and were recorded as an offset to the costs of its demonstration manufacturing operations.

During 2004, as a result of its stock price dropping below $3 per share for an extended period of time, the Company was de-listed from NASDAQ. Consequently, it became in default on its 2006 Debentures. In the 4th quarter of 2004, the Company sold $2.7 million of unregistered stock, negotiated a settlement with each of its debenture holders, and retired all of the outstanding debentures.

On October 11, 2005, the Company entered into the 2005 EKI Loan with EKI pursuant to which the Company issued to EKI a promissory note to EKI in the principal amount of $1,000,000. As of the second week of January 2006, EKI has advanced the full $1,000,000 to the Company. Interest accrues on the principal balance of the 2005 EKI Loan at a variable per annum rate, as of any date of determination, that is equal to the rate published in the “Money Rates” section of The Wall Street Journal as being the “Prime Rate”, compounded monthly. During 2002 and 2003, the Company’s largest shareholder, EKI, made various simple interest working capital loans to the Company. These loans bear interest at a rate of 7% or 10% per annum, and are payable on demand. As of December 31, 2003, the outstanding principal balance of these loans was $2,755,000. In connection with the March 2003 convertible debenture financing the remaining outstanding balance of these loans was subordinated to the 2006 Debentures, with strict covenants governing their repayment. In October 2004, these related party loans, including accrued interest were converted to unregistered shares of EarthShell common stock. (See Related Party Transactions).

Recent Accounting Pronouncements

The FASB recently issued the following statements:

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. This statement will require the Company to recognize the fair value of employee services received in exchange for awards of equity instruments in current earnings. The Company will adopt this pronouncement January 1, 2006 as required.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. In addition, the Statement also requires that a change in depreciation or amortization for long-lived assets be accounted for as a change in accounting estimate effected by a change in accounting principle. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt provisions of SFAS 154 for the fiscal year beginning January 1, 2006. Management currently believes the adoption of the provisions of SFAS 154 will not have a material impact on its financial position or results of operations.

Other Comprehensive Income

The Company has reflected the provisions of SFAS No. 130, “Reporting Comprehensive Income”, in the accompanying consolidated financial statements for all periods presented. The accumulated comprehensive loss and other comprehensive loss as reflected in the accompanying consolidated financial statements, respectively, consists of foreign currency translation adjustments, which historically have been insignificant to the Company’s operations.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiary, PolarCup EarthShell GmbH, are translated into United States dollars at the exchange rate in effect at the close of the period, and revenues and expenses are translated at the weighted average exchange rate during the period. The aggregate effect of translating the financial statements of PolarCup EarthShell GmbH is included as a separate component of stockholders’ equity. Foreign exchange gains/losses have been insignificant.

Reverse Stock Split

Effective as of October 31, 2003, the Company’s Board of Directors (“Board”) approved an amendment to the Company’s Certificate of Incorporation to effect a reverse split of the Company’s common stock. This action by the Board followed approval by 88% of the stockholders of a proposal at the 2003 Annual Meeting of the Company that authorized the Board to take such action. The decision by the Board was prompted by the need to maintain compliance with certain covenants of the Company’s 2006 Debentures that require the Company to retain its listing on a national market.

After careful analysis, the Board approved the final ratio for the split at one-for-twelve (1:12), whereby each twelve shares of the Company’s issued and outstanding common stock was automatically converted into one share of new common stock. The percentage of the Company’s stock owned by each shareholder remained the same. No fractional shares were issued, and instead, the Company’s transfer agent aggregated and sold any fractional shares on the open market and distributed the pro rata share of the cash proceeds to the holders of fractional share interests.

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

Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets at December 31:

	2005	2004

Prepaid expenses and other current assets	$83,473	$83,583
Receivable on sale of equipment	—	78,009
Related party receivable	—	12,875
Retainer for financing	—	27,000
Total Prepaid Expenses and Other Current Assets	$83,473	$201,467

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

Property and Equipment and Equipment Held for Sale

Property and equipment are carried at cost. Depreciation and amortization is provided for using the straight-line method for financial reporting purposes based upon the estimated useful lives of the assets, which range from three to seven years. As described further below, the Company wrote down property and equipment related to commercialization of the EarthShell Packaging products technology by $4.0 million in 2003. The impairment charges were expensed to “Other research and development” in the accompanying Statements of Operations.

The cost and accumulated depreciation of property and equipment and equipment held for sale at December 31, 2005 were as follows:

	2005	2004

Property and Equipment

Office furniture and equipment	$158,854	$245,274
Less: accumulated depreciation and amortization .	(146,863)	(236,237)

Property and equipment—net	$11,991	$9,037

Equipment held for sale	$1	$1

The Company has fully depreciated equipment (original cost of $893,657) and a commercial production line which are being held for sale. The commercial production line in Goettingen, Germany was financed and constructed by the Company for the Company’s joint venture (see Investment in Joint Venture) with Huhtamaki. During 2001, $1.2 million of the Goettingen line was written off to reflect equipment that had no further application in the product development cycle. During the third quarter of 2002 the Company concluded, after obtaining quotations from various machinery suppliers for an identical line, that $1.7 million of the cost of the line would not be recoverable and therefore the carrying value of the line was written down by this amount, of which $1.6 million was recorded in the third quarter of 2002 and the remaining $0.1 million was recorded in the fourth quarter of 2002. At December 31, 2003, the Company was negotiating to sell the line to a party who would become a licensee with rights to produce foodservice disposables. However, because the Company was unable to determine with certainty the proceeds that would be realized upon sale of the equipment, the Company wrote the line down to $1 as of December 31, 2003 and reclassified it to the long-term asset account “Equipment held for sale.” The $4.0 million impairment charge for 2003 was expensed to “Other research and development” in the accompanying Statements of Operations. If the equipment is sold, the Company will record a gain equal to the proceeds received for the equipment.

The Company sold non-essential machine shop equipment and excess office furniture and equipment in 2004 and 2005, realizing gains on the sale.

Investment in Joint Venture

On May 24, 1999, the Company entered into a joint venture agreement with Huhtamaki to commercialize EarthShell Packaging throughout Europe, Australia, New Zealand, and, on a country by country basis, Asia. The Company and Huhtamaki formed PolarCup EarthShell ApS (“PolarCup”), a Danish holding company, for the purpose of establishing operating companies to manufacture, market, sell and distribute EarthShell Packaging.

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

Related Party Transactions

In connection with the formation of the Company, the Company entered into a License Agreement (the “License Agreement”) with EKI, a stockholder of the Company. Pursuant to the license agreement, as amended, the Company has an exclusive, worldwide, royalty-free license to use and license the EKI technology to manufacture and sell disposable, single-use containers for packaging or serving food or beverages intended for consumption within a short period of time (less than 24 hours) and to use certain trademarks owned by EKI in connection with the products covered under the License Agreement. The license continues to be in effect during the life of the patents licensed under the License Agreement covering the technologies. Patents currently issued do not begin to expire until 2012 and provide some protection through 2020. Pending patents, if granted, would extend protection through 2022. On July 29, 2002, the License Agreement was amended to expand the field of use for the EarthShell technology to include noodle bowls used for packaging instant noodles. The Company will pay to EKI 50% of any royalty or other consideration it receives in connection with the sale of products within this particular field of use. In addition, on July 29, 2002 the Company entered into a License & Information Transfer Agreement with Biotec, a wholly owned subsidiary of EKI, to utilize the Biotec technology for foodservice applications, including the food wraps used in foodservice applications (the “Biotec Agreement”). Effective January 1, 2001, EKI had previously granted to the Company priority rights to license certain product applications on an exclusive basis from Biotec in consideration for the Company’s payment of a $100,000 monthly licensing fee to Biotec. In addition, in consideration of the monthly payment, Biotec agreed to render technical services to the Company at Biotec’s cost plus 5%. The licensing fee and services arrangements were continued in the Biotec Agreement. Under the terms of the Biotec Agreement, Biotec is entitled to receive 25% of any royalties or other consideration that the Company receives in connection with the sale of products utilizing the Biotec technology. As part of the convertible debenture financing completed in March 2003 (see Convertible Debentures), payment of amounts due to EKI under the License Agreement or the Biotec Agreement were subordinated to the 2006 Debentures with strict covenants governing their repayment. However, any amounts deferred pursuant to this subordination requirement shall accrue interest at the rate of 10% per annum until paid. For the years ended December 31, 2005, 2004, and 2003, the Company paid or accrued to EKI $0, $800,000, and $1,312,374 , respectively, under the License Agreement and Biotec Agreement, consisting of the $100,000 per month licensing fee, materials and services provided by EKI, which vary based on the Company’s given requirements, and interest payable on outstanding balances.

In September of 2004, as part of an overall restructuring of its debt, EarthShell entered into an agreement with Biotec to convert $1.475 million of the $2.475 million of accrued license fees owing to Biotec as of September 1, 2004, plus accrued interest into 491,778 shares of EarthShell common stock and to eliminate, the $100,000 per month minimum license fee. In December of 2004, EarthShell paid to Biotec $125,000, leaving a balance of $875,000 as of December 31, 2004. During 2005, the balance was further reduced to $837,145 and assigned to EKI. On October 11, 2005, the Company entered into a debt conversion and mutual release agreement (the “Debt Conversion Agreement”) with EKI. Pursuant to the Debt Conversion Agreement, the Company and EKI agreed that the remaining receivable of $837,145 (previously owed to Bio-Tec Biologische Naturverpackunger GmbH & Co.KG, but which receivable was subsequently assigned to EKI) be converted into 279,048 shares of common stock of the Company. The conversion price equals $3.00 per share. Pursuant to the Debt Conversion Agreement, the Company and EKI released each other from any and all claims in connection with the receivable.

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

Pursuant to the Board’s approval in February 2005, the Company granted to its chairman of the Board of Directors (and majority beneficial stockholder) a warrant to purchase one million shares of the Company’s common stock at $3 per share in consideration of the stockholder’s continued support of the Company since its inception and providing bridge loans from time to time. The warrant was issued in August 2005 and expires in May of 2015.

Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses at December 31:

	2005	2004
Accounts payable and other accrued expenses	$3,137,261	$1,333,101
Legal accruals	1,283,842	1,497,103
Deferred officer compensation	453,544	298,194
Accrued property taxes	116,002	112,159
Accrued salaries, wages and benefits	281,288	258,691
Accrued legal fees	636,733	400,278
Total accounts payable and accrued Expenses	$5,908,670	$3,899,526

Convertible Debentures

On August 12, 2002, the Company issued $10.0 million in aggregate principal amount of the 2007 Debentures to institutional investors. These debentures bore interest at a rate of 1.5% per annum, payable quarterly in arrears on each January 31, April 30, July 31 and October 31. The holders of these debentures had the right to convert the debentures into the Company’s common stock at an initial conversion price of $15.60 per share, which was reduced to $8.40 per share in November 2002 and then to $6.00 per share in March 2003 as a result of anti-dilution adjustments. Based on the conversion price relative to the fair market value of the common stock at the date of issue, the debentures were deemed to have no beneficial conversion feature. In March 2003, the conversion price of the 2007 Debentures was adjusted downward, resulting in a beneficial conversion charge of $360,000 that is included in other interest expense in the Statements of Operations. During the third quarter of 2002, the Company forced conversion of $1.0 million principal amount of the debentures for 168,696 shares of common stock, resulting in the release to the Company of $1.0 million of restricted cash. During 2003, the Company forced conversion of an additional $1.3 million principal amount of the debentures and debenture holders voluntarily converted $0.5 million principal amount of the debentures, for a total of 353,985 shares of common stock, resulting in the release to the Company of $1.8 million of restricted cash.

In connection with the issuance of the 2007 Debentures, the Company issued to the debenture holders warrants to purchase 208,333 shares of the Company’s common stock at $14.40 per share. A value of $1,521,046 was ascribed to the warrants and recorded as an original issue discount based on the Black-Scholes method of valuation. During 2002, non-cash interest expense of $144,500 and debenture conversion costs of $320,970 were recognized in the Statements of Operations to reflect amortization of the original issue discount associated with the warrants and to reflect the 15% discount to the market price of the Company’s common stock resulting from the forced conversions of the 2007 Debentures. During 2003, non-cash interest expense of $74,927 was recognized in the Statements of Operations to reflect amortization of the original issue discount associated with the warrants. In addition, $59,747 of the original issue discount associated with the debentures voluntarily converted was charged to additional paid in common capital.

In March 2003, as part of a new convertible debenture financing, the Company prepaid $5.2 million principal amount of the 2007 Debentures, resulting in a prepayment penalty of $208,000. The Company also issued to the holders of the 2007 Debentures 52,083 shares of common stock, valued at $237,500 based upon the closing price of the Company’s common stock on the Nasdaq SmallCap Market of $4.56 per share on March 5, 2003. In addition, one of the holders of the 2007 Debentures exchanged $2.0 million aggregate principal amount of 2007 Debentures for $2.0 million aggregate principal amount of 2006 Debentures and 78,989 shares of common stock valued at approximately $360,000 based upon the closing price of the Company’s common stock of $4.56 per share on March 5, 2003. In connection with the prepayment and exchange transactions, the Company incurred cash transaction costs of approximately $296,000, excluding the prepayment penalty. The Company recognized a $1.7 million loss upon extinguishment of the 2007 Debentures through the prepayment and exchange. The exchange of $2.0 million of the 2007 Debentures for 2006 Debentures resulted in the release to the Company of $2.0 million of restricted cash. There were no outstanding 2007 Debentures as of December 31, 2003.

On March 5, 2003, the Company issued to a group of institutional investors 416,667 shares of common stock and $10.55 million in aggregate principal amount of secured convertible debentures due in March 2006 (the “2006 Debentures”), for which the Company received proceeds of approximately $9.0 million, net of financing costs of approximately $1.5 million. The 2006 Debentures bore interest at a rate of 2.0% per annum, payable quarterly in arrears on each January 31, April 30, July 31 and October 31.

In accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company allocated the net proceeds of $9.0 million to the 2006 Debentures and the common stock based upon their relative fair values. A discount on the 2006 Debentures of $3.4 million and a discount on the common stock of $604,000 resulted from the fair value allocation. Based on the conversion price of the 2006 Debentures relative to the fair market value for a share of the Company’s common stock at the date of issue, the 2006 Debentures were deemed to have no beneficial conversion feature.

In addition to the $1.5 million of financing costs, the Company also incurred approximately $646,000 of non-cash costs attributable to 54,167 shares of common stock issued to the lead purchaser of the 2006 Debentures and two warrants issued to a placement agent, both of whom received the instruments as compensation for their services rendered in connection with the transaction. The fair value of the 54,167 shares of common stock issued to the lead purchaser was determined to be $247,000, based on the closing price of $4.56 per share of the Company’s common stock on the Nasdaq SmallCap Market on March 5, 2003. The fair value of approximately $42,000 of the first of the two warrants issued to the placement agent, which would expire in March 2006 and was immediately exercisable by the placement agent to purchase 28,810 shares of the Company’s common stock for $10.08 per share, was estimated using the Black Scholes option-pricing model and is reflected in the accompanying financial statements as an increase in additional paid-in capital and as a component of the $4.0 million aggregate discount on the 2006 Debentures and common stock issued in the March 2003 transaction. The second of the two warrants issued to the placement agent, which would expire in March 2006, was immediately exercisable by the placement agent to purchase $1.055 million in aggregate principal amount of the 2006 Debentures and 41,667 shares of the Company’s common stock. At September 30, 2003, the Company evaluated the current value of this warrant, considering the Company’s current cash flow projections, continued operating losses, the prospects of raising additional equity capital, the significant excess of the conversion price to the current stock price and the volatility in the Company’s stock price. Based upon these factors, the Company determined that the warrant had no value as of September 31, 2003 and December 31, 2003 and therefore reduced the balance of the warrant obligation to zero as of September 30, 2003, resulting in a $0.5 million gain that is reflected in “Other (income) expense” in the Statements of Operations.

In 2003, $5.75 million principal amount of the 2006 Debentures was converted into 958,334 shares of common stock resulting in the approximately $4.4 million carrying amount of the 2006 Debentures being transferred to common stock.

At December 31, 2003, the Company was in compliance with all covenants of the 2006 Debentures. However, on March 8, 2004, the Company’s common stock was delisted from the Nasdaq SmallCap Market because the Company’s market capitalization failed to meet the minimum required standard. In addition, the Company did not make interest payments related to the 2006 Debentures as required on January 31, 2004. These actions put the Company in non-compliance with its covenants under the 2006 Debentures. The Company negotiated with the various debenture holders to resolve the defaults. From July through October 2004, the Company reached settlements with each of the remaining debenture holders to retire the entire $6.8 million outstanding at the end of 2003. Taken together, the debenture holders converted their debenture holdings into 1,149,877 shares of registered stock, received a total of $1.11 million in cash payments, and received an additional 512,500 shares of unregistered common stock. One of the debenture holders also received a settlement payable of $2.375 million, which may be converted to common stock at the option of the holder at $3 per share. This holder also has the right to elect to be paid from up to 1/3 of the proceeds of future equity capital transactions or from up to 1/3 of future revenues until he has received a total of $2.375 million, less any portion that has already been converted. As of December 31, 2004, 100% of the outstanding debentures had been retired, the security interest held by the 2006 Debenture Holders had been released, and any and all defaults under these debentures had been waived. Because the $2.375 million settlement payable is payable only from future proceeds, it is classified on the balance sheet under Current Liabilities as a Debenture Settlement.

In connection with the March 2003 financing transactions, EKI agreed to subordinate the repayment of its outstanding loans totaling $2.755 million to the Company’s payment obligations under the 2006 Debentures. In addition, EKI and The Biotec Group agreed to subordinate certain payments to which they were otherwise entitled under the Biotec License Agreement (other than their respective percentages of any royalties received by the Company) to the satisfaction of the Company’s payment obligations under the 2006 Debentures. In consideration for its willingness to subordinate the payments and advances that are owed to it, in March 2003 the Company issued to EKI a warrant, expiring in ten years, to acquire 83,333 shares of the Company’s common stock for $6.00 per share. The fair value of the warrant was estimated to be approximately $0.3 million using the Black-Scholes option pricing model and was recorded as a discount on the outstanding loans.

On October 11, 2005, the Company entered into the 2005 EKI Loan with EKI pursuant to which the Company issued to EKI a promissory note to EKI in the principal amount of $1.0 million. As of December 31, 2005, EKI had advanced $0.85 million with the balance being funded by the second week of January 2006. Interest accrues on the principal balance of the EKI Loan at a variable per annum rate, as of any date of determination, that is equal to the rate published in the “Money Rates” section of The Wall Street Journal as being the “Prime Rate”, compounded monthly. All accrued but unpaid interest and outstanding principal is due and payable on the earliest to occur of the following: (i) the second anniversary of the date of the 2005 EKI Loan; (ii) five days following the date the Company has received $3.0 million or more in aggregate net cash proceeds from all financing transactions, equity contributions, and transactions relating to the sale, licensing, sublicensing or disposition of assets or the provision of services (including advance royalty payments, proceeds from the sale of the Company’s common stock and fees for technological services rendered to third parties), measured from the date of the EKI Loan and not taking into account the proceeds advanced under the 2005 EKI Loan; or (iii) the occurrence of an Event of Default (as defined in the 2005 EKI Loan).

Notes Payable

In March 2005, the Company entered into a promissory note and Security Agreement with Cornell Capital Partners. Pursuant to the Security Agreement, the Company issued promissory notes to Cornell Capital Partners in the original principal amount of $2.5 million. The $2.5 million was disbursed as follows: $1.15 million was disbursed on March 28, 2005 and on May 23, 2005 the remaining $1.35 million was issued in a second closing. After origination costs, the Company realized approximately $2.1 million of net proceeds. The promissory notes are secured by the assets of the Company and shares of stock of another entity pledged by an affiliate of that entity. In addition, the Company pledged to the lender 100 shares of Series B convertible preferred stock which are convertible in the event of default into approximately $3.3 million shares of the Company’s common stock. The promissory notes have a one-year term and accrue interest at 12% per year .

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

The notes above were fully repaid and refinanced through the December Debentures. See “Subsequent Events” below.

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

Commitments

During 2005,the company relocated its headquarters to its current location where it leases 3,353 square feet of office space in Lutherville, Maryland, on a month-to-month basis. The Company’s monthly lease payment with respect to this space is $5,780. Rental expenses for the years ended December 31, 2005, 2004 and 2003 amounted to $98,885, $165,382, and $558,195 respectively. During 1998, EKI entered into certain agreements with an equipment manufacturer providing for the purchase by EKI of certain technology applicable to starch-based disposable packaging. EKI licenses such technology to the Company on a royalty-free basis pursuant to the License Agreement. In connection with the purchase, and pursuant to the terms of a letter agreement with EKI, the Company agreed to pay the seller of the technology $3.5 million on or about December 31, 2003, which obligation was secured by a letter of credit. In the fourth quarter of 2002, the Company established a liability for the $3.5 million commitment as of December 31, 2002 ("Accrued Purchase Commitment") and recorded a corresponding expense to "Other research and development" in the Statements of Operations. In the fourth quarter of 2003, the Company negotiated a reduction of the obligation to $1.6 million. Upon payment of the reduced obligation amount in the fourth quarter of 2003, the seller simultaneously released the letter of credit. Therefore, as of December 31, 2003, the Accrued Purchase Commitment was considered fulfilled and the excess $1.8 million recorded in 2002 was recorded as an offset to "Other research and development" in the 2003 Statements of Operations.

Contingencies

The Company is engaged in litigation with two equipment suppliers seeking to collect a total of approximately $600,000 for manufacturing equipment in connection with the Company’s former Goettingen, Germany manufacturing line that is no longer in service. The entire amount claimed in the litigation has already been accrued as part of the Company’s accounts payable. The Company believes that it has good defenses and counterclaims inasmuch as the equipment did not reach the performance requirements specified in the purchase contracts, and expects to settle the respective matters soon.

The Company is periodically involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company’s gross liability, if any, and without any consideration given to the availability of indemnification or insurance coverage, under any pending or existing litigation or administrative proceedings, other than those separately addressed above, would not have a material adverse impact upon the Company’s financial statements.

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

Stock Options

In 1994 the Company established the EarthShell Corporation 1994 Stock Option Plan (the “1994 Plan”). In 1995 the Company subsequently established the EarthShell Corporation 1995 Stock Incentive Plan (the “1995 Plan”) which effectively superseded the 1994 Plan for options issued on or after the date of the 1995 Plan’s adoption. The 1994 and 1995 Plans as amended (the “Plans”) provide that the Company may grant an aggregate number of options for up to 1,250,000 shares of common stock to employees, directors and other eligible persons as defined by the Plans. Options issued to date under the Plans generally vest over varying periods from 0 to 5 years and generally expire 10 years from the date of grant. Some of the options granted are subject to approval by the shareholders of an increase in the number of shares reserved for issuance under the Plans.

Stock option activity for 2005, 2004 and 2003 is as follows:

	2005		2004		2003
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Outstanding at beginning of year	1,043,245	$12.58	384,912	$38.24	320,924	$50.49
Granted	1,341,520	2.00	762,498	0.78	121,699	4.87
Cancelled	—	—	(92,499)	15.00	(43,748)	34.02
Expired	(755,340)	6.52	(11,666)	68.95	(13,963)	42.14
Outstanding at end of year	1,629,425	$6.68	1,043,245	$12.58	384,912	$38.24

Options exercisable at year-end	1,051,925	$7.41	141,162	$61.35	155,228	$61.70

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding At 12/31/05	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable At 12/31/05	Weighted-Average Exercise Price
$ 0.75	100,000	8.49	$0.75	—	$—
1.85	800,000	6.53	1.85	800,000	1.85
2.10	350,000	9.67	2.10	—	—
2.15	115,000	9.18	2.15	85,000	2.15
2.55	4,166	3.58	2.55	4,166	2.55
2.85	75,000	4.56	2.85	75,000	2.85
4.80	41,666	7.72	4.80	—	—
5.64	4,471	2.42	5.64	4,471	5.64
15.00	8,334	0.19	15.00	8,334	15.00
36.00	55,834	6.53	36.00	—	—
44.04	16,666	5.36	44.04	16,666	44.04
60.00	41,667	3.79	60.00	41,667	60.00
91.56	10,371	0.08	91.56	10,371	91.56
252.00	6,250	2.38	252.00	6,250	252.00
	1,629,425	7.26	$6.68	1,051,925	$7.41

The Company accounts for the Plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the exercise price of the option or warrant. For disclosure purposes, to measure stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the fair value of each option or warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each grant will be amortized as pro forma compensation expense over the vesting period of the options. The following table sets forth the assumptions used and the pro forma net loss and loss per share resulting from applying SFAS No. 123:

	Year Ended December 31, 2005 (as restated)	Year Ended December 31, 2004	Year Ended December 31, 2003

Net Loss as reported	$6,179,086	$7,257,101	$18,516,741
Deduct: Stock-based employee compensation expense
included in reported net loss, net of tax	—	—	—
Add: Total stock-based employee compensation determined under fair value based method for all awards, net of tax	3,079,385	472,267	776,018
Pro forma net loss	$9,258,471	$7,729,368	$19,292,759
Net loss per common share
As reported	$0.33	$0.48	$1.40
Pro forma	0.49	0.51	1.45
Average risk-free interest rate	3.38%	4.05%	4.53%
Average expected life in years	7.17	9.5	9.5
Volatility	71%	80%	102%
Average fair value of options granted during the year	$1.46	$0.64	$3.99

Stock Warrants

In connection with the issuance of the convertible debentures on August 12, 2002 (see Convertible Debentures), the Company issued to the debenture holders warrants to purchase 208,333 shares of the Company’s common stock at $14.40 per share. A value of $1,521,046 was ascribed to the warrants and recorded as an original issue discount based on the Black-Scholes method of valuation. The exercise price and number of common shares issuable upon exercise of the warrants are subject to adjustment under certain circumstances, such as the occurrence of stock dividends and splits, distributions of property or securities other than common stock, equity issuances for less than the warrant exercise price and a change in control of the Company. In March 2003, in connection with the issuance of the 2006 Debentures, the exercise price of the warrants was reduced to $3.90 per share, but the number of shares of common stock issuable upon exercise remained fixed at 357,143. At the same time, the warrant agreement was amended such that any subsequent reduction in the exercise price of the warrants will not result in any increase in the number of shares of common stock issuable under the warrants. The warrants expire on August 12, 2007.

In connection with the issuance of the convertible debentures in March 2003 (see Convertible Debentures), the Company issued to the placement agent warrants to purchase $1.055 million in aggregate principal amount of the 2006 Debentures at $1,200 per $1,000 of principal amount, 28,810 shares of the Company’s common stock at $10.08 per share, and 41,667 shares of the Company’s common stock at $7.20 per share. When the 2006 Debentures were retired in 2004, the warrant to purchase $1,055 million in the aggregate principal amount of the 2006 Debentures converted to a warrant to purchase 175,833 shares of common stock at $7.20 per share. Therefore, the total number of warrants now held by Roth Capital Partners, LLC is 246,310. The exercise price and number of common shares issuable upon exercise of the warrants are subject to adjustment under certain circumstances, such as the occurrence of stock dividends and splits, distributions of property or securities other than common stock and a change in control of the Company. The warrants expire in March 2006.

Pursuant to the Board’s approval in February 2005, the Company granted to its chairman of the Board of Directors (and majority beneficial stockholder) a warrant to purchase one million shares of the Company’s common stock at $3 per share in consideration of the stockholder’s continued support of the Company since its inception and providing bridge loans from time to time. The warrant was issued in August 2005 and expires in May of 2015.

In connection with a Securities Purchase Agreement, on December 30, 2005, the Company issued to Cornell Capital Partners a warrant to purchase up to 350,000 shares of common stock (the “December Warrant). This December Warrant has an exercise price of $4.00 per share, which may be adjusted under certain conditions to as low as $3.00 per share and expires two years from the date it was issued. Furthermore, in connection with the Company’s sale of December Debentures, the Company issued to Mr. Benton Wilcoxon, in consideration of his pledge of shares of common stock of Composite Technology Corporation pursuant to the terms of the IPEA, a warrant to purchase up to 125,000 shares of common stock. This warrant has an exercise price of $4.00 per share and expires three years from the date it was issued. The related debt proceeds were received in January 2006, accordingly, the fair value of the warrants will be recorded as a debt discount in the fiscal quarter ended March 31, 2006.

Revenue Recognition Policy

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or readily determinable and collectibility is probable. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” (SAB 101), as amended by SAB 104. EarthShell’s revenues consist of technology fees that are recognized ratably over the life of the related agreements and royalties based on product sales by licensees that are recognized in the quarter that the licensee reports the sales.

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

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial and tax reporting purposes. At December 31, 2005 and 2004, deferred income tax assets, which are fully reserved, were comprised primarily of the following:

	2005	2004
Federal:
Depreciation	$1,273,296	$1,375,770
Deferred compensation	154,205	101,386
Deferred contributions	361,117	361,117
Accrued management fees	—	272,000
Accrued vacation	44,320	87,955
Other reserves	62,333	22,258
Net operating loss carryforward	104,184,369	99,808,790
Subtotal	$106,079,640	$102,029,276
Valuation Allowance	(106,079,640)	(102,029,276
Balance	$—	$—

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

The dilutive effect of potentially dilutive securities was approximately ___ million shares, 3.0 million shares, and 900,000 shares for the years ended at December 31, 2005, 2004 and 2003, respectively.

Subsequent Events

On December 30, 2005, EarthShell entered into a Securities Purchase Agreement with Cornell Capital Partners (the “December Debenture Purchase Agreement”) pursuant to which the Company issued and sold to Cornell Capital Partners $4.5 million in principal amount of secured convertible debentures (the “December Debentures”) on the terms described below. This agreement was consummated on January 6, 2006. The December Debentures are convertible into shares of the Company’s common stock on the terms discussed below The Company received the aggregate proceeds of $4.5 million from the sale of the December Debentures on January 6, 2006, of which approximately $2.6 million was used to payoff the CCP Notes.

The December Debentures are secured by (i) a Pledge and Escrow Agreement, by and among the Company, Cornell Capital Partners, and David Gonzalez, Esq., (ii) an Insider Pledge Agreement and Escrow Agreement (the “IPEA”), by and among the Company, Cornell Capital Partners, David Gonzalez, Esq. and Mr. Benton Wilcoxon and (iii) an Amended and Restated Security Agreement, by and between the Company and Cornell Capital Partners. The December Debentures are secured by substantially all of the Company’s assets, have a three year term and accrue interest at 12% per annum. The December Debenture Purchase Agreement required the Company to register the shares of the Company’s common stock into which the December Debentures are convertible under the Securities Act of 1933. On February 14, 2006, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) in order to register 6,700,000 shares of common stock that may be issuable to the holders of the December Debentures upon conversion. Beginning 60 days after the SEC declares the registration statement effective, Cornell Capital Partners is entitled, at its option, to convert and sell up to $250,000 of the principal amount of the December Debentures, plus accrued interest, into shares of the Company’s common stock, within any 30 day period at the lesser of (i) a price equal to $3.00 or (ii) 88% of the average of the two lowest volume weighted average prices of the common stock during the ten trading days immediately preceding the conversion date, as quoted by Bloomberg, LP.

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

The Company may redeem, with three business days advance written notice to Cornell Capital Partners, a portion or all amounts outstanding under the December Debentures prior to the maturity date provided that the closing bid price of the of the Company’s common stock, as reported by Bloomberg, LP, is less than $3.00 at the time of the redemption notice. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to ten percent of the principal amount being redeemed, and accrued interest, to be delivered to the Cornell Capital Partners on the third business day after the redemption notice, provided, however, this redemption premium does not apply until the outstanding principal balance of the December Debentures has been reduced by $2.5 million. The amount that Cornell may convert in any 30 day period will be reduced by the amount that the Company redeems.

In connection with the settlement of the 2006 Debentures and the related restructuring of the Company’s debt, the Company provided registration rights with respect to newly issued unregistered shares of its common stock. Such registration rights required the Company to, among other things, file a registration statement with the SEC in December 2004 registering the resale of such shares of common stock. Under certain agreements, the Company not filing such a registration statement (or the registration statement not being declared effective) within a required timeframe provided the holders of the registrable securities with a right to liquidated damages which, in the aggregate, may amount to approximately $50,000 per month until a registration statement is filed. If the Company fails to pay such liquidated damages, the Company must also pay interest on such amount at a rate of 10% per year (or such lesser amount as is permitted by law). Because this Registration Statement was not filed as planned, in December 2004 the Company became obligated on the direct financial obligation described above. In light of the Company’s current liquidity and financial position any such claim could have a negative effect on the Company.

In February 2006, the Company issued to Midsummer an additional 25, 000 shares of its common stock in settlement of certain claims relating to the settlement.

In January 2006, SF Capital Partners converted a portion of the settlement balance into shares of the Company’s common stock. In addition, the Company has agreed to register on behalf of SF Capital partners 1,000,000 shares of the Company’s common stock to be available for the conversion of the remaining balance owed to SF Capital and to pay damages stemming the Company’s non-performance under the registration rights clause of the settlement agreement.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth	Total Year

2005
Revenues	$75,000	$58,333	$25,000	$25,000	$183,333
Related party research and development	—	—	—	—	—
Other research and development	103,595	119,183	110,628	(132,589)	200,817
Related party general & administrative	578	(4,218)	(2,227)	5,867	—
Other general and administrative	1,048,384	1,804,774	1,810,481	1,497,963	6,161,602
Net loss common shareholders	$1,077,557	$1,861,406	$1,893,882	$1,346,241	$6,179,086
Basic and diluted loss per common share	$.06	$.10	$.10	$.07	$.33
Weighted average common shares outstanding	18,250,260	18,394,967	18,507,916	18,853,010	18,503,207

2004
Revenues	$—	$25,000	$50,000	$62,500	$137,500
Related party research and development	300,000	300,000	200,000	--	800,000
Other research and development	222,538	42,913	64,121	40,591	370,163
Other general and administrative	1,173,855	1,071,116	99,162	1,409,769	3,753,902
Net loss common shareholders	$2,066,857	$2,264,383	$1,645,931	$1,279,930	$7,257,101
Basic and diluted loss per common share	$0.15	$0.16	$0.12	$0.07	$0.48
Weighted average common shares outstanding	14,128,966	14,128,966	14,223,402	17,659,043	15,046,726