Form 10-Q
period 2006-09-30
EARTHSHELL CORP
filed 2006-11-20
CIK 911801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
September 30, 2006

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
The number of shares outstanding of the Registrant's Common Stock as of November 1, 2006 is 20,548,749

EARTHSHELL CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements	Page

EARTHSHELL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31
	2006	2005
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$297,935	$347,812
Prepaid expenses and other current assets	56,138	83,473
Total current assets	354,073	431,285

PROPERTY AND EQUIPMENT, NET	10,808	11,991
EQUIPMENT HELD FOR SALE	1	1

TOTALS	$364,882	$443,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,764,791	$5,908,670
Current portion of settlements	157,329	300,786
Current portion of deferred revenues	100,000	100,000
Contingent settlement	1,236,734	2,375,000
Note payable, net of discount of $168,901	—	2,355,296
Notes Payable to a related party	1,650,000	850,000
Total current liabilities	6,908,854	11,889,752

DEFERRED REVENUES, LESS CURRENT PORTION	712,500	787,500
NOTE PAYABLE, NET OF DISCOUNT OF $1,775,985	2,724,015	—
OTHER LONG-TERM LIABILITIES	29,839	117,914
Total liabilities	10,375,208	12,795,166

STOCKHOLDERS' DEFICIT
Preferred Stock, $.01 par value, 10,000,000
shares authorized; 400,000 Series D
shares designated - 128,205 and 0 Series D
shares issued and outstanding as of September 30,
2006 and December 31, 2005, respectively
(liquidation preference of approximately $500,000
and cumulative dividend of $25,632)	1,282	—

Common Stock, $.01 par value, 40,000,000
shares authorized: 20,548,749 and
18,981,167 shares issued and outstanding
as of September 30, 2006 and December 31 2005,
respectively	205,488	189,812
Additional paid-in capital	321,041,067	315,306,825
Accumulated deficit	(331,212,967)	(327,786,868)
Accumulated other comprehensive loss	(45,196)	(61,658)
Total stockholders' deficit	(10,010,326)	(12,351,889)

TOTALS	$364,882	$443,277

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues	$25,000	$25,000	$75,000	$158,333

Operating Expenses

Research and development expenses	30,928	110,628	92,245	333,406
Related party general and administrative expenses (reimbursements)	—	(2,227)	30,000	(5,867)
Other general and administrative expenses	1,850,631	1,603,577	3,925,553	4,213,578
Depreciation and amortization	1,230	558	3,551	2,233
Total operating expenses	1,882,789	1,712,536	4,051,349	4,543,350

Operating Loss	1,857,789	1,687,536	3,976,349	4,385,017

Other (Income) Expenses
Interest income	(3,805)	(1,112)	(11,026)	(3,864)
Related party interest expense	25,976	—	74,313	101,314
Other interest expense	141,171	206,655	980,445	372,480
Gain (Loss) on sales or disposals of property and equipment	—	803	(26,096)	(22,902)
Gain on settlement of debt	(1,263,287)	—	(1,567,886)	—
Loss Before Income Taxes	757,844	1,893,882	3,426,099	4,832,045

Income taxes	—	—	—	800
Net Loss	$757,844	$1,893,882	$3,426,099	$4,832,845

Basic and Diluted Loss Per Common Share	$0.04	$0.10	$0.17	$0.26
Weighted Average Number of Common Shares Outstanding	20,191,430	18,507,916	19,686,097	18,385,325

See Notes to Condensed Consolidated Financial Statements.

EARTHSHELL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,426,099)	$(4,832,845)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,551	2,233
Amortization of debt discount	495,474	234,744
(Gain) Loss on sale or disposal of property and equipment	(26,096)	(22,902)
(Gain) on settlements of debt	(1,567,886)	—
Stock option and restricted stock compensation expense	370,212	251,692
Other non-cash expense items	39,367	(198,110)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	27,335	98,860
Deferred revenues	(75,000)	(158,333)
Accounts payable and accrued expenses	1,244,174	1,990,416
Payable to a related party	—	(37,854)
Other long-term liabilities	6,401	—
Net cash used in operating activities	(2,908,567)	(2,672,099)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,368)	—
Proceeds from sales of property and equipment	26,096	29,706
Net cash provided by investing activities	23,728	29,706

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	500,000	—
Proceeds from issuance of common stock	—	528,788
Proceeds from issuance of warrants (net of costs of $39,366)	60,634	—
Proceeds from issuance of notes payable to related party	800,000	322,000
Repayment of notes payable to related party	—	(322,000)
Principal payments on settlements	(237,933)	(207,724)
Proceeds from issuance of note payable	1,975,803	2,500,000
Note payable issuance costs	(280,000)	(402,500)
Net cash provided by financing activities	2,818,504	2,418,564

Effect of exchange rate changes on cash and cash equivalents	16,458	(8,039)

DECREASE IN CASH AND CASH EQUIVALENTS	(49,877)	(231,868)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	347,812	272,371

CASH AND CASH EQUIVALENTS, END OF PERIOD	$297,935	$40,503

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
Income taxes	$—	$800
Interest	$144,239	$12,619

See Notes to Condensed Consolidated Financial Statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In March 2005, in consideration for a loan guarantee, EarthShell Corporation (the “Company”) issued a warrant to Benton Wilcoxon to purchase 65,000 shares of common stock of the Company at an exercise price of $ 3.00 per share. The warrant expires on March 23, 2008. Using the Black-Scholes pricing model, the warrant was valued at $34,980.  Also in March of 2005, in consideration for consulting services rendered in connection with the company obtaining financing, the Company issued a warrant to Douglas Metz for 80,000 shares of common stock of the Company at an exercise price of $3.00 per share. The warrant expires on March 23, 2008. Using the Black-Scholes pricing model, the warrant was valued at $43,048.

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

Pursuant to the Board’s approval in February 2005, the Company granted to its then-chairman of the Board of Directors (and majority beneficial stockholder) a warrant to purchase one million shares of the Company’s common stock at $3.00 per share in consideration of the stockholder’s continued support of the Company since its inception and providing bridge loans from time to time. The warrant was issued in August 2005 and expires in May 2015.

On October 11, 2005, the Company entered into a debt conversion and mutual release agreement (the “Debt Conversion Agreement”) with E. Khashoggi Industries, LLC (“EKI”). Pursuant to the Debt Conversion Agreement, the Company and EKI agreed that the remaining payable of $837,145 (previously owed to Bio-Tec Biologische Naturverpackunger GmbH & Co.KG, but was subsequently assigned to EKI) be converted into 279,048 shares of common stock of the Company. The conversion price equaled $3.00 per share. Pursuant to the Debt Conversion Agreement, the Company and EKI released each other from any and all claims in connection with the receivable.

On December 30, 2005 in connection with a Securities Purchase Agreement, the Company issued to CCP a warrant to purchase up to 350,000 shares of common stock (the “Cornell Capital Warrant”). This Cornell Capital Warrant has an exercise price of $4.00 per share, which may be adjusted under certain conditions to as low as $3.00 per share and expires two years from the date it was issued. Furthermore, in connection with the Company’s sale of Cornell Capital Debentures, in January 2006 the Company issued to Mr. Benton Wilcoxon, in consideration of his pledge of shares of common stock of Composite Technology Corporation pursuant to the terms of a security and pledge agreement a warrant to purchase up to 125,000 shares of common stock. This warrant has an exercise price of $4.00 per share and expires three years from the date it was issued. Using the Black-Scholes pricing model, the warrants were valued at $241,155.

On January 11, 2006, the Company issued 186,021 shares of the Company’s common stock to SF Capital Partners pursuant to a conversion right related to the Contingent Settlement of $2.375 million reached under the September 30, 2004 Amended and Restated Debenture Purchase Agreement. Pursuant to the Contingent Settlement, EarthShell must pay $2.375 million to SF Capital Partners from 33% of any equity funding received by the Company (excluding certain funding) or 50% of the royalties received by EarthShell in excess of $250,000 per month (as determined on a cumulative basis commencing July 1, 2004). The Company has the right to convert the unpaid portion of the $2.375 million into shares of the Company's common stock at a price equal to the lesser of $3.00 per share, or the price per share that EarthShell shall subsequently receive upon the issuance of its common stock (or other convertible security) during the three year period commencing September 30, 2004. Following the conversion of $558,063 into 186,021 shares of common stock, the remaining balance of the Contingent Settlement was approximately $1.8 million. The Company recorded the difference between the conversion value and the fair value of the common stock at the time of the conversion as a settlement gain in the amount of $213,924.

On February 9, 2006, the Company issued 123,000 shares of stock in settlement of certain outstanding payables and settlement of litigation with Van Dam Machine Corporation. A gain on the settlements amounting to $41,100 was recorded in the quarter ended March 31, 2006.

On February 10, 2006, in connection with the issuance of a license and stock purchase agreement, the Company issued a warrant to EarthShell Asia to purchase 1,033,033 shares of the Company’s common stock at $3.90 per share, which, under certain circumstances, may be adjusted to an exercise price of not less than $3.00 per share. The warrant expires on December 27, 2010.

See Notes to Condensed Consolidated Financial Statements.

On March 6, 2006, the Company issued a total of 50,000 shares of common stock to current and past Directors pursuant to restricted stock grants given to the directors in June 2005 as a bonus in recognition for their willingness to defer their cash compensation since 2004.  An accrual to compensation expense of $150,934 was recorded in 2005.

On March 7, 2005, the Company entered into an agreement with Capital Group Communications (“CGC”) in which CGC would perform investor relations functions on behalf of the Company in return for up to 600,000 shares of the Company’s common stock. Pursuant to a letter agreement dated February 27, 2006, EarthShell and CGC reached an agreement in which CGC agreed to accept a total of 320,000 unregistered shares of EarthShell’s Common Stock under this agreement as payment in full for its services. EarthShell agreed to include 300,000 of such shares in the next registration statement it files with the Securities and Exchange Commission. The 320,000 shares were issued to CGC on May 2, 2006. The shares were valued at $592,000 on the date of issuance and the Company recorded a gain of $8,000 related to this settlement.

In May 2006, the Company issued to Midsummer Capital 25,000 shares of its unregistered common stock in settlement of claims for liquidated damages. The Company recorded the difference between the carrying value of the damages and the fair value of the stock as a settlement gain in the amount of $121,975.

During June, 2006, the Company issued a total of 160,000 shares of restricted common stock to two individuals in connection with the termination of a license agreement, mutual release, and settlement of claims between the parties. The shares were valued at $330,400 on the date of issuance and the Company recorded a loss of $80,400 related to this settlement.

On June 21, 2006, the Company entered into a Securities Purchase Agreement (the “SPA”) by and among the Company and certain investors named therein (the “Investors”) pursuant to which the Company sold an aggregate of 128,205 shares of Series D convertible preferred stock (the “Series D Preferred Stock”) for a total purchase price of $500,000. The Series D Preferred Stock, which was sold to the Investors in a private offering, pays a cumulative 20% annual dividend, which shall be paid on conversion or liquidation of the Company. The Series D Preferred Stock is callable in certain circumstances by the Company. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series D Preferred Stock will be entitled to receive, prior and in preference to any distribution of the assets or surplus funds of the Company to the holders of any shares of common stock by reason of the ownership thereof, an amount equal to the Liquidation Value of $3.90 per share and any accrued dividends. Each share of Series D Preferred Stock is convertible into one share of the Company’s common stock, par value $0.01 per share, subject to adjustment. In order to (i) effect an amendment of the Company’s Certificate of Incorporation or By-Laws (except to increase the number of directors), (ii) issue, or permit any Subsidiaries to issue, any additional shares of capital stock or other equity interests at less than Fair Market Value, or (iii) change the Company’s business or business model, the affirmative vote of the holders of at least seventy-five percent (75%) of the then outstanding shares of Series D Preferred Stock must first be obtained. In connection with the issuance and sale of the Series D Preferred Stock, the Company granted the Investors immediately exercisable warrants to purchase an aggregate of 555,555 shares of the Company’s common stock at an exercise price of $3.90 per share, subject to adjustment (the “Warrants”). The Investors also have been granted certain registration rights with respect to the shares of common stock underlying the Series D Preferred Stock and the Warrants as set forth in Section 3 of the SPA.

On July 12, 2006, the Company entered into a Letter Agreement with CCP, pursuant to which CCP has agreed to forbear from exercising certain rights and remedies under the Cornell Capital Debentures and that certain Registration Rights Agreement until September 30, 2006 in exchange for the issuance by the Company to CCP of 250,000 shares of the Company's common stock. On the date of the agreement, the stock had a value of $490,000, which was charged to other expense.

On August 2, 2006 the Company issued 193,401 shares of the Company’s common stock to SF Capital Partners pursuant to an additional conversion request of $580,203. The Company recorded the difference between the conversion value and the fair value of the common stock at the time of the conversion as a settlement gain in the amount of $206,939. Following the conversions, the remaining balance of the Contingent Settlement was approximately $1.2 million.

On September 29, 2006, the Company entered into a Letter Agreement with CCP pursuant to which Cornell has agreed to forbear from exercising certain rights and remedies under that certain Cornell Capital Debentures and that certain Registration Rights Agreement until December 31, 2006 in exchange for the issuance by the Company to CCP of 187,500 shares of the Company’s common stock. On the date of the agreement, the stock had a value of $318,750, which was charged to other expense.

See Notes to Condensed Consolidated Financial Statements.

EARTHSHELL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2006
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

BASIS OF PRESENTATION OF FINANCIAL INFORMATION

The foregoing condensed financial information has been prepared from the books and records of EarthShell Corporation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to applicable SEC rules and regulations. Operating results for the period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2005.

EarthShell Corporation’s condensed consolidated financial statements include the accounts of its wholly-owned inactive subsidiary, PolarCup EarthShell GmbH. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the financial information reflects all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception, has minimal revenues and has a working capital deficit of $6.6 million at September 30, 2006. These factors, along with others, indicate substantial doubt that the Company will be able to continue as a going concern for the next 12 months. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations.

On December 30, 2005 the Company entered into a financing transaction with Cornell Capital Partners to borrow $4.5 million, of which, the Company received $1.7 million in net proceeds after repayment of prior loans of $2.5 million and payment of fees in the amount of $0.3 million. On January 6, 2006, the Company received this funding. On January 3, 2006, the Company received $150,000 as the final installment under a $1.0 million promissory note executed with EKI on October 11, 2005. On June 21, 2006, EarthShell Corporation entered into a Securities Purchase Agreement (the “SPA”) by and among the Company and certain investors named therein pursuant to which the Company sold an aggregate of 128,205 shares of Series D convertible preferred stock for a total purchase price of $500,000. On July 28, 2006, the Company entered into a Loan and Mutual Release Agreement with EKI pursuant to which the Company received $350,000 in net proceeds. On September 29, 2006, the Company executed a promissory note with EKI in the amount of $250,000 which was funded in two installments on September 29, 2006 ($150,000) and November 1, 2006 ($100,000). Subsequent to September 30, 2006, the Company entered into a loan agreement with ReNewable Products, Inc. in the amount of $150,000 which was funded on October 2, 2006. (See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Financial Resources. Also see Subsequent Events). The Company will have to raise additional funds to meet its current obligations and to cover operating expenses through the year ending December 31, 2006. If the Company is not successful in raising additional capital it may not be able to continue as a going concern. Management plans to address this need by raising cash through short term borrowings and the issuance of debt or equity securities. However, the Company cannot assure that additional financing will be available to it, or, if available, that the terms will be satisfactory, or that it will be able to sell additional licenses and receive any royalty payments in 2006. Management will also continue in its efforts to reduce expenses, but cannot assure that it will be able to reduce expenses below current levels. If the Company is not successful in securing additional funding in a timely manner, the Company may have to further reduce or curtail its operations.

RECENT ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) was issued.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company is currently evaluating the impact of FIN 48 on its results of operations, financial condition or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material based on relevant quantitative and qualitative factors. The guidance is effective for the first fiscal period ending after November 15, 2006. Upon adoption the Company does not expect SAB No. 108 to have a material effect on its results of operations, financial condition or cash flows.

PROPERTY AND EQUIPMENT AND EQUIPMENT HELD FOR SALE

The cost and accumulated depreciation of property and equipment and equipment held for sale at September 30, 2006 and December 31, 2005 were as follows:

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
Total office furniture and equipment	96,737	158,854
Less: Accumulated depreciation and amortization	(85,929)	(146,863)
Property and equipment - net	$10,808	$11,991
Equipment held for sale	$1	$1

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following is a summary of accounts payable and accrued expenses at September 30, 2006 and December 31, 2005:

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
Accounts payable and other accrued expenses	$2,821,048	$3,137,261
Legal accruals	238,904	1,920,575
Deferred officer compensation	522,976	453,544
Accrued property taxes	108,502	116,002
Accrued salaries, wages and benefits	73,361	281,288
Total accounts payable and accrued expenses	$3,764,791	$5,908,670

NOTES PAYABLE

Cornell Capital Debentures. On December 30, 2005, EarthShell entered into a Securities Purchase Agreement with Cornell Capital Partners (the “Cornell Capital Debenture Purchase Agreement”) pursuant to which the Company issued to Cornell Capital Partners $4.5 million in principal amount of secured convertible debentures (the “Cornell Capital Debentures”) on the terms described below. This agreement was consummated on January 6, 2006. The Cornell Capital Debentures are convertible into shares of the Company’s common stock on the terms discussed below. The Company received the net proceeds of $1.7 million from the issuance of the Cornell Capital Debentures on January 6, 2006, after repayment of prior loans to Cornell Capital Partners of $2.5 million and payment of fees in the amount of $0.3 million.

The Cornell Capital Debentures are secured by (i) a Pledge and Escrow Agreement, by and among the Company, Cornell Capital Partners, and David Gonzalez, Esq., (ii) an Insider Pledge Agreement and Escrow Agreement (the “IPEA”), by and among the Company, Cornell Capital Partners, David Gonzalez, Esq. and Mr. Benton Wilcoxon and (iii) an Amended and Restated Security Agreement, by and between the Company and Cornell Capital Partners. The Cornell Capital Debentures are secured by substantially all of the Company’s assets, have a three year term and accrue interest at 12% per annum. The Cornell Capital Debenture Purchase Agreement required the Company to register the shares of the Company’s common stock into which the Cornell Capital Debentures are convertible under the Securities Act of 1933. On February 14, 2006, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) which was subsequently amended on August 2, 2006 and again on November 1, 2006 in order to register 6,700,000 shares of common stock that may be issuable to the holders of the Cornell Capital Debentures upon conversion. Beginning 60 days after the SEC declares the registration statement effective, Cornell Capital Partners is entitled, at its option, to convert and sell up to $250,000 of the principal amount of the Cornell Capital Debentures, plus accrued interest, into shares of the Company’s common stock, within any 30 day period at the lesser of (i) a price equal to $3.00 or (ii) 88% of the average of the two lowest volume weighted average prices of the common stock during the ten trading days immediately preceding the conversion date, as quoted by Bloomberg, LP.

In connection with the Cornell Capital Debenture Purchase Agreement, on December 30, 2005, the Company issued to Cornell Capital Partners a warrant to purchase up to 350,000 shares of common stock (the “Cornell Capital Warrant”). This Cornell Capital Warrant has an exercise price of $4.00 per share, which may be adjusted under certain conditions to as low as $3.00 per share and expires two years from the date it was issued. Furthermore, in connection with the Company’s issuance of the Cornell Capital Debentures, the Company issued to Mr. Benton Wilcoxon, in consideration of his pledge of shares of common stock of Composite Technology Corporation pursuant to the terms of the IPEA, a warrant to purchase up to 125,000 shares of common stock. This warrant has an exercise price of $4.00 per share and expires three years from the date it was issued. Using the Black-Scholes pricing model, the warrants were valued at $241,155.

The Company has valued the convertible note payable, related warrants and the beneficial conversion feature to convert the principal balance into shares, using the “Relative Fair Value” approach. Accordingly, the Company recognized a discount of $2.1 million (which includes $0.3 million of issue costs) on the $4.5 million principal value of the convertible note payable and is amortizing the debt discount over the 36 month life of the note.

The Company has acknowledged that an event of default under the Debenture had occurred as of June 30, 2006 as a result of the Registration Statement filed to register the common stock underlying the Debenture not yet being declared effective by the U.S. Securities and Exchange Commission. The Company also acknowledged that Cornell Capital was entitled to liquidated damages equal to one percent (1%) of the liquidated value of the Cornell Capital Debenture for each thirty (30) day period after May 31, 2006. As described below, Cornell Capital has agreed to waive the default, including all liquidated damages that may have accrued through June 30, 2006 and during the Forbearance Period, in exchange for shares of the Company’s common stock and the Company obtaining the effectiveness of a Registration Statement by December 31, 2006 which includes shares of common stock underlying the Cornell Capital Debentures.

On July 12, 2006, the Company entered into a Letter Agreement with Cornell Capital Partners, pursuant to which Cornell Capital Partners has agreed to forbear from exercising certain rights and remedies under the Cornell Capital Debentures and that certain Registration Rights Agreement until September 30, 2006 in exchange for the issuance by the Company to Cornell Capital Partners of 250,000 shares of the Company's common stock. On the date of the agreement, the stock had a value of $490,000.

On September 29, 2006, the Company entered into a Letter Agreement with Cornell Capital Partners pursuant to which Cornell has agreed to forbear from exercising certain rights and remedies under the Cornell Capital Debentures and that certain Registration Rights Agreement until December 31, 2006 in exchange for the issuance by the Company to Cornell Capital Partners of 187,500 shares of the Company’s common stock. On the date of the agreement, the stock had a value of $318,750.

STOCK OPTIONS

In 1995 the Company established the EarthShell Corporation 1995 Stock Incentive Plan (the “Plan”). The Plan provides that the Company may grant an aggregate number of options for up to 1,250,000 shares of common stock to employees, directors and other eligible persons as defined by the Plan. Options issued to date under the Plan generally vest over varying periods from 0 to 5 years and generally expire 5 to 10 years from the date of grant. Some of the options granted are subject to approval by the shareholders of an increase in the number of shares reserved for issuance under the Plan.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment: An Amendment of SFAS No. 123” using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and adopted the disclosure only alternative of SFAS No. 123.  For stock-based awards issued on or after January 1, 2006, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards existing on December 31, 2005 that are unvested as of the effective date of SFAS No. 123(R) are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used previously under SFAS No. 123. As of January 1, 2006, the Company had 379,167 shares for which the requisite service period has not yet been met. The compensation expense recorded for the portion of these whose requisite service period had been rendered for the nine months ended September 30, 2006 was $0.4 million.

Information with respect to stock options is as follows for the nine months ended September 30, 2006:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2006	1,629,425	$6.68	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited / Cancelled	139,122	$56.74	—	—
Outstanding as of September 30, 2006	1,490,303	$2.00	6.72	$324,000

Options exercisable as of September 30, 2006	1,118,637	$1.99	6.98	$—

For 2005, prior to adoption of SFAS 123(R) the company did not record compensation expense related to the options granted. If the Company had applied the fair value based method to recognize compensation cost for the options granted, the net loss and net loss per share would have been changed to the following pro forma amounts for the nine months ended September 30, 2005:

2005
Net Loss as reported	$4,832,845
Add: Stock-based employee compensation
determined under fair value based method
for all awards, net of tax
Relates to options issued to executive
Officers	$1,046,039
Add: Stock-based employee compensation
determined under fair value based method
for all awards, net of tax
Relates to warrants issued to executive
Officers	$1,281,328

Pro forma net loss	$7,160,212

Basic diluted loss per common share
As reported	$0.26
Pro forma	$0.39

Pursuant to the Board’s approval in February 2005, the Company granted to its chairman of the Board of Directors (and majority beneficial stockholder) a warrant to purchase one million shares of the Company’s common stock at $3.00 per share in consideration of the stockholder’s continued support of the Company since its inception and providing bridge loans from time to time. The warrant was issued in August 2005 and expires in May of 2015.

STOCK TRANSACTIONS

On July 12, 2006, the Company entered into a Letter Agreement with CCP, pursuant to which CCP has agreed to forbear from exercising certain rights and remedies under the Cornell Capital Debentures and that certain Registration Rights Agreement until September 30, 2006 in exchange for the issuance by the Company to CCP of 250,000 shares of the Company's common stock. On the date of the agreement, the stock had a value of $490,000.

On August 2, 2006 the Company issued 193,401 shares of the Company’s common stock to SF Capital Partners pursuant to an additional conversion request of $580,203. The Company recorded the difference between the conversion value and the fair value of the common stock at the time of the conversion as a settlement gain in the amount of $206,939. Following the conversions, the remaining balance of the Contingent Settlement was approximately $1.2 million.

On September 29, 2006, the Company entered into a Letter Agreement with CCP pursuant to which Cornell has agreed to forbear from exercising certain rights and remedies under that certain Cornell Capital Debentures and that certain Registration Rights Agreement until December 31, 2006 in exchange for the issuance by the Company to CCP of 187,500 shares of the Company’s common stock. On the date of the agreement, the stock had a value of $318,750.

SUBSEQUENT EVENTS

On October 2, 2006, the Company executed a Promissory Note (the “RPI Note”) in the amount of $150,000 with ReNewable Products, Inc., a licensee of EarthShell, or affiliates. Interest accrues on the principal balance of the RPI Note at a 5.13% per annum rate, compounded annually. All accrued but unpaid interest and outstanding principal under the note is due and payable on the earliest to occur of the following: (i) the second anniversary of the date of this note; (ii) five days following the date the Company has received has received significant net cash proceeds from any financing transactions, equity contributions, and transactions relating to the sale, licensing, sublicensing or disposition of assets or the provision of services (including advance royalty payments, proceeds from the sale of the Company’s common stock and fees for technological services rendered to third parties), occurring subsequent to the date of the note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Information contained in this Quarterly Report on Form 10-Q, including but not limited to "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements may be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," “believe,” "estimate," or "continue," or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial results to differ substantially from those anticipated by management that are described herein. Investors should carefully review the risk factors set forth in other Company reports or documents filed with the Securities and Exchange Commission, including Forms 10-Q, 10-K, and 8-K. Factors influencing the Company's operating performance and financial results include, but are not limited to, the performance of licensees, changes in the general economy, the availability of financing, governmental regulations concerning, but not limited to, environmental issues, and other risks and unforeseen circumstances affecting the Company's business. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company's financial statements and the accompanying notes. The amounts of assets and liabilities reported in the Company's balance sheet and the amounts of revenues and expenses reported for each fiscal period are affected by estimates and assumptions which are used for, but not limited to, the accounting for asset impairments and transactions involving the Company’s equity securities. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Going Concern Basis. The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception, has minimal revenues and has a working capital deficit of $7.6 million at September 30, 2006. These factors, along with others, may indicate that the Company will be unable to continue as a going concern for the next 12 months. The Company will have to raise additional funds to meet its current obligations and to cover operating expenses through the year ending December 31, 2006. If the Company is not successful in raising additional capital it may not be able to continue as a going concern. Management plans to address this need by raising cash through short term borrowings and/or the issuance of debt or equity securities. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

The Company's net loss decreased by approximately $1.1 million to approximately $0.8 million from approximately $1.9 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, respectively.

REVENUES. The Company’s revenues were consistent at $0.03 million for the three months ended September 30, 2006 and 2005. The revenues are comprised of the amortization of technology fees received pursuant to the sublicense agreements.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses are comprised of fees paid to the USDA under a Cooperative Research and Development Agreement, personnel costs, travel and direct overhead for development and demonstration production. The predominant focus of the research and developments efforts are on the development of hot cups and the further expansion of the Company’s product line. Research and development expenses decreased $0.08 million to $0.03 million for the three months ended September 30, 2006 from $0.11 million for the three months ended September 30, 2005. The reduction is due to the Company’s focus on a streamlined research and development process as well as its continued cost cutting measures.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses are comprised of personnel costs, travel and direct overhead for marketing, finance and administration. Total general and administrative expenses increased by approximately $0.3 million to approximately $1.9 million from approximately $1.6 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2006, respectively. The Company has been actively cutting costs and effectively redefining its operations. However, the Company incurred $0.8 million in costs associated with the forbearance agreements entered into during July and September 2006. This charge was offset by reductions in occupancy costs, legal fees and other professional fees totaling $0.5 million.

INTEREST EXPENSE. Interest expense is comprised of related party interest expense and other interest expense.

•  Related party interest expense increased by $0.03 million to $0.03 for the three months ended September 30, 2006 from $0.0 million for the three months ended September 30, 2005. The increase is due to the loans issued to the Company by E. Khashoggi Industries, LLC (“EKI”) during 2005 and 2006. The Company did not have any loans outstanding to EKI during the quarter ended September 30, 2005. The related party interest expense in 2006 is comprised of interest accrued on the $1.65 million note payable to EKI.
•  Other interest expense decreased by approximately $0.1 million to approximately $0.1 million for the three months ended September 30, 2006 from approximately $0.2 million for the three months ended September 30, 2005.Other interest expense for the third quarter of 2006 was primarily composed of amortization of the debt discount and interest accrued on Cornell Capital Debentures discussed below.

OTHER INCOME. Other income increased by approximately $1.3 million to $1.3 million for the three months ended September 30, 2006 from $0.0 million for the three months ended September 30, 2005. This other income was the result of recognition of gains on settlement of debt in 2006. The gain was primarily the result of the settlement of litigation with two equipment suppliers related to the purchase of manufacturing equipment for the Company’s former Goettingen, Germany manufacturing line that is no longer in service. The entire amount claimed in the litigation had already been accrued as part of the Company’s accounts payable. During the quarter ended September 30, 2006, the Company reached settlements with both of these equipment suppliers and the litigation matters were dismissed. The Company recorded a gain on the settlement of this litigation amounting to approximately $1.0 million in the quarter ended September 30, 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

The Company's net loss decreased by approximately $1.4 million to approximately $3.4 million from approximately $4.8 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, respectively.

REVENUES. The Company recorded revenues of approximately $0.08 million for the nine months ended September 30, 2006 as compared to $0.2 million for the nine months ended September 30, 2005. The revenues are comprised of the amortization of technology fees received pursuant to the sublicense agreements. The decrease is due to the termination of the MBS Sublicense Agreement in June, 2005 and the related elimination of the prepaid technology fee being amortized.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses are comprised of fees paid to the USDA under a Cooperative Research and Development Agreement, personnel costs, travel and direct overhead for development and demonstration production. The predominant focus of the research and developments efforts are on the development of hot cups and the further expansion of the Company’s product line. Research and development expenses decreased $0.2 million to $0.09 million for the nine months ended September 30, 2006 from $0.3 million for the nine months ended September 30, 2005. The reduction is due to the Company’s focus on a streamlined research and development process as well as its continued cost cutting measures.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses are comprised of personnel costs, travel and direct overhead for marketing, finance and administration. Total general and administrative expenses decreased by approximately $0.3 million to approximately $3.9 million from approximately $4.2 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, respectively. The Company has been actively cutting costs and effectively redefining its operations. However, the Company incurred $0.8 million in costs associated with the forbearance agreements entered into during July and September 2006. This charge was offset by reductions in occupancy costs, legal fees and other professional fees totaling $0.5 million.

INTEREST EXPENSE. Interest expense is comprised of related party interest expense and other interest expense.

•  Related party interest expense decreased by approximately $0.02 million to $0.08 million for the nine months ended September 30, 2006 from approximately $0.1 million for the nine months ended September 30, 2005. The decrease is due to interest expense being recorded on the EKI stock issuance and debt conversion during the first quarter of 2005. The related party interest expense for 2006 is comprised of interest accrued on the $1.7 million note payable to EKI.

•  Other interest expense increased by approximately $0.6 million to approximately $1.0 million for the nine months ended September 30, 2006 from approximately $0.4 million for the nine months ended September 30, 2005. Other interest expense in the first nine months of 2006 was primarily composed of amortization of the debt discount and interest accrued on the Cornell Capital Debentures discussed below.

OTHER INCOME. Other income increased by approximately $1.6 million to $1.6 million for the nine months ended September 30, 2006 from $0.0 million for the nine months ended September 30, 2005. This other income was primarily the result of recognition of gains on settlement of debt in 2006 as well as a gain on the sale of certain minor pieces of equipment.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow. The Company’s principal uses of cash for the nine months ended September 30, 2006 were to fund operations and repay notes and settlements.

Net cash used in operating activities in 2006 amounted to $2.9 million which was primarily due to the net loss from operations before non-cash items amounting to $4.1 million, offset by an increase of $1.2 million in accounts payable and accrued expenses. Net cash used in operating activities in 2005 amounted to $2.7 million which was primarily due to the net loss from operations before non-cash items amounting to $4.6 million, offset by an increase of $2.0 million in accounts payable and accrued expenses.

Net cash provided by investing activities was $0.02 million and $0.03 million for the nine months ended September 30, 2006 and 2005, respectively, which were primarily the proceeds from the sale of property and equipment.

Net cash provided by financing activities was $2.8 million and $2.4 million for the nine months ended September 30, 2006 and 2005, respectively. For 2006, the cash provided by financing activities was comprised of $2.0 million from the issuance of notes, $0.5 million from the issuance of preferred stock and $0.8 million from the proceeds of a note payable to a related party, and net of $0.3 million in notes payable issuance costs and $0.2 million in principal payments on settlement arrangements. For 2005, the cash provided by financing activities was comprised of $2.5 million from the issuance of notes, $0.5 million from the issuance of common stock and net of $0.4 million in notes payable issuance costs and $0.2 million in principal payments on settlement arrangements. As of September 30, 2006, the Company had cash and related cash equivalents totaling $0.3 million.

Capital Requirements. The Company only made minor capital expenditures during the nine months ended September 30, 2006 and does not anticipate additional significant capital expenditures in 2006.

Working Capital Requirements. See “Financial Outlook” later in this section.

Financing and Restructuring Transactions.

SF Capital Settlement. On January 11, 2006, the Company issued 186,021 shares of the Company’s common stock to SF Capital Partners pursuant to a conversion right related to the Contingent Settlement of $2.375 million reached under the September 30, 2004 Amended and Restated Debenture Purchase Agreement. Pursuant to the Contingent Settlement, EarthShell must pay $2.375 million to SF Capital Partners from 33% of any equity funding received by the Company (excluding certain funding) or 50% of the royalties received by EarthShell in excess of $250,000 per month (as determined on a cumulative basis commencing July 1, 2004). The Company has the right to convert the unpaid portion of the $2.375 million into shares of the Company's common stock at a price equal to the lesser of $3.00 per share, or the price per share that EarthShell shall subsequently receive upon the issuance of its common stock (or other convertible security) during the three year period commencing September 30, 2004. Following the conversion of $558,063 into 186,021 shares of common stock, the remaining balance of the Contingent Settlement was approximately $1.8 million. The Company recorded that difference between the conversion value and the fair value of the common stock at the time of the conversion as a settlement gain in the amount of $213,924. On August 2, 2006 the Company issued 193,401 shares of the Company’s common stock to SF Capital Partners pursuant to an additional conversion request of $580,203. The Company recorded that difference between the conversion value and the fair value of the common stock at the time of the conversion as a settlement gain in the amount of $206,939. Following the conversions, the remaining balance of the Contingent Settlement was approximately $1.2 million.

In connection with the settlement of the 2006 Debentures and the related restructuring of the Company’s debt, the Company provided registration rights with respect to newly issued unregistered shares of its common stock. Such registration rights required the Company to, among other things, file a registration statement with the SEC in December 2004 registering the resale of such shares of common stock. Under certain of the agreements, the Company’s registration statement not being declared effective within the required timeframe provides the holders of the registerable securities with a right to liquidated damages which, in the aggregate, may amount to approximately $32,000 per month until the registration statement is filed. If the Company fails to pay such liquidated damages, the Company must also pay interest on such amount at a rate of 10% per year (or such lesser amount as is permitted by law). Because this registration statement has not been declared effective, in December 2004 the Company began accruing the liquidated damages described above. In light of the Company’s current liquidity and financial position any such claim could have a negative effect on the Company.

EarthShell Asia License. The Company is party to an amended licensing agreement with EarthShell Asia (“EA”) pursuant to which the Company has received a total of $0.5 million from a combination of (i) prepaid technology fees (up to $1.7 million), (ii) the sale of up to 266,667 shares of its common stock for $0.5 million and (iii) the issuance of a warrant to purchase 1,033,333 shares of the Company’s common stock at $3.90 per share, which, under certain circumstances, may be adjusted to an exercise price of not less than $3.00 per share. The realization of further licensing fees under the agreement is dependent on the Company successfully demonstrating the commercial viability of its technology in certain new applications.

Financing Transactions and Arrangements with EKI. On October 11, 2005, the Company borrowed $1.0 million from EKI under a promissory note (the “2005 EKI Loan”). As of December 31, 2005, $850,000 had been received under this note. The balance of $150,000 was received in January 2006. Interest accrues on the principal balance of the 2005 EKI Loan at a variable per annum rate, as of any date of determination, that is equal to the rate published in the “Money Rates” section of The Wall Street Journal as being the “Prime Rate”, compounded monthly. All accrued but unpaid interest and outstanding principal is due and payable on the earliest to occur of the following: (i) the second anniversary of the date of the 2005 EKI Loan; (ii) five days following the date the Company has received $3.0 million or more in aggregate net cash proceeds from all financing transactions, equity contributions, and transactions relating to the sale, licensing, sublicensing or disposition of assets or the provision of services (including advance royalty payments, proceeds from the sale of the Company’s common stock and fees for technological services rendered to third parties), measured from the date of the 2005 EKI Loan and not taking into account the proceeds advanced under the 2005 EKI Loan; or (iii) the occurrence of an Event of Default (as defined in the 2005 EKI Loan).

On July 28, 2006, the Company entered into a Loan and Mutual Release Agreement (the “LMRA”) pursuant to which EKI advanced $350,000 directly to the Company and an additional $150,000 to a law firm on behalf of the Company to cover legal fees related to patent renewals (together, the “2006 EKI Loans”. The Company executed two separate promissory notes to EKI on July 28, 2006; one in the amount of $350,000 and the other in the amount of $150,000. Interest accrues on the principal balance of the $350,000 note at a variable per annum rate, as of any date of determination, that is equal to the rate published in the “Money Rates” section of The Wall Street Journal as being the “Prime Rate”, compounded monthly. The $150,000 note is non-interest bearing. All accrued but unpaid interest and outstanding principal under the 2006 EKI Loans is due and payable on the earliest to occur of the following: (i) the second anniversary of the date of the 2006 EKI Loans; (ii) five days following the date the Company has received $3.0 million or more in aggregate net cash proceeds from all financing transactions, equity contributions, and transactions relating to the sale, licensing, sublicensing or disposition of assets or the provision of services (including advance royalty payments, proceeds from the sale of the Company’s common stock and fees for technological services rendered to third parties), measured from the date of the 2006 EKI Loans and not taking into account the proceeds advanced under the 2005 EKI Loan or the 2006 EKI Loans; or (iii) the occurrence of an Event of Default (as defined in the 2006 EKI Loan).

On September 29, 2006, the Company executed a Promissory Note (the “EKI Note”) in the amount of $250,000 with EKI. Pursuant to the EKI Note, EKI made an initial advance of $150,000 on September 29, 2006. The remaining $100,000 was funded to the Company on November 1, 2006. Interest accrues on the principal balance of the EKI Note at a 5.13% per annum rate, compounded monthly. All accrued but unpaid interest and outstanding principal under the note is due and payable on the earliest to occur of the following(i) five days following the date the Company has received significant net cash proceeds from new financing transactions, equity contributions, and transactions relating to the sale, licensing, sublicensing or disposition of assets or the provision of services (including advance royalty payments, proceeds from the sale of the Company’s common stock and fees for technological services rendered to third parties), occurring subsequent to the date of the note or, (ii) the date the existing notes from EKI to EarthShell become due and payable.

Cornell Capital Debentures. On January 6, 2006, the Company issued and sold to Cornell Capital Partners $4.5 million in principal amount of secured convertible debentures (the “Cornell Capital Debentures”) on the terms described below. The Cornell Capital Debentures are convertible into shares of the Company’s common stock on the terms discussed below The Company received the aggregate proceeds of $4.5 million from the sale of the Cornell Capital Debentures on January 6, 2006, of which approximately $2.6 million was used to repay then existing loans from Cornell Capital Partners of $2.5 million.

The Cornell Capital Debentures are secured by substantially all of the Company’s assets, have a three year term and accrue interest at 12% per annum. On February 14, 2006, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) which was subsequently amended on August 2, 2006 and again on November 1, 2006 in order to register 6,700,000 shares of common stock that may be issuable to the holders of the Cornell Capital Debentures upon conversion. Beginning 60 days after the SEC declares the registration statement effective, Cornell Capital Partners is entitled, at its option, to convert and sell up to $250,000 of the principal amount of the Cornell Capital Debentures, plus accrued interest, into shares of the Company’s common stock, within any 30 day period at the lesser of (i) a price equal to $3.00 or (ii) 88% of the average of the two lowest volume weighted average prices of the common stock during the ten trading days immediately preceding the conversion date, as quoted by Bloomberg, LP.

The Company may redeem, with three business days advance written notice to Cornell Capital Partners, a portion or all amounts outstanding under the Cornell Capital Debentures prior to the maturity date provided that the closing bid price of the Company’s common stock, as reported by Bloomberg, LP, is less than $3.00 at the time of the redemption notice. The Company shall pay an amount equal to the principal amount being redeemed plus a redemption premium equal to ten percent of the principal amount being redeemed, and accrued interest, to be delivered to the Cornell Capital Partners on the third business day after the redemption notice; provided, however, this redemption premium does not apply until the outstanding principal balance of the Cornell Capital Debentures has been reduced by $2.5 million. The amount that Cornell may convert in any 30 day period will be reduced by the amount that the Company redeems.

In connection with the Cornell Capital Debenture Purchase Agreement, the Company issued to Cornell Capital Partners a two year warrant to purchase up to 350,000 shares of common stock (the “Cornell Capital Warrant”). The warrant has an exercise price of $4.00 per share, which may be adjusted under certain conditions to as low as $3.00 per share.

The Company has valued the convertible note payable, related warrants and the beneficial conversion option to convert the principal balance into shares, using the “Relative Fair Value” approach. Accordingly, the Company recognized a discount of $2.1 million on the $4.5 million principal value of the convertible note payable and is amortizing the debt discount over the 36 month life of the note.

On July 12, 2006, the Company entered into a Letter Agreement with Cornell Capital Partners, pursuant to which Cornell Capital Partners has agreed to forbear from exercising certain rights and remedies under the Cornell Capital Debentures and that certain Registration Rights Agreement until September 30, 2006 in exchange for the issuance by the Company to Cornell Capital Partners of 250,000 shares of the Company's common stock. On the date of the agreement, the stock had a value of $490,000.

On September 29, 2006, the Company entered into a subsequent Letter Agreement with Cornell Capital Partners pursuant to which Cornell has agreed to forbear from exercising certain rights and remedies under that certain Cornell Capital Debentures and that certain Registration Rights Agreement until December 31, 2006 in exchange for the issuance by the Company to Cornell Capital Partners of 187,500 shares of the Company’s common stock. On the date of the agreement, the stock had a value of $318,750.

The Company has acknowledged in the Letter Agreements that an event of default under the Debenture had occurred as of June 30, 2006 as a result of the Registration Statement filed to register the common stock underlying the Debenture not yet being declared effective by the U.S. Securities and Exchange Commission. The Company also acknowledged that Cornell Capital was entitled to liquidated damages equal to one percent (1%) of the liquidated value of the Cornell Capital Debenture for each thirty (30) day period after May 31, 2006. Pursuant to the Letter Agreements, Cornell Capital has agreed to waive the default, including all liquidated damages that may have accrued through the date of the Letter Agreement and during the Forbearance Period, in exchange for the shares and the Company obtaining the effectiveness of the Registration Statement by December 31, 2006 which includes shares of common stock underlying the Cornell Capital Debentures.

Series D Preferred Stock. On June 21, 2006, the Company entered into a Securities Purchase Agreement by and among the Company and certain investors named therein pursuant to which the Company sold an aggregate of 128,205 shares of Series D convertible preferred stock (the “Series D Preferred Stock”) in a private placement for a total purchase price of $500,000. The Series D Preferred Stock carries a cumulative 20% annual dividend, which is payable on conversion or liquidation of the Company. The Series D Preferred Stock is callable in certain circumstances by the Company and is entitled to a preferential liquidation value of $3.90 per share plus any accrued and unpaid dividends. Each share of Series D Preferred Stock is convertible into one share of the Company’s common stock, par value $0.01 per share, subject to adjustment. Holders of Series D Preferred Stock also have approval rights with respect to certain corporate matters.

In connection with the issuance and sale of the Series D Preferred Stock, the Company granted the Investors immediately exercisable warrants to purchase an aggregate of 555,555 shares of the Company’s common stock at an exercise price of $3.90 per share, subject to adjustment. The Investors also have been granted certain registration rights with respect to the shares of common stock underlying the Series D Preferred Stock and the warrants.

Financial Outlook. The Company has made significant reductions to its operating expenses and cash requirements during the past year. During the third quarter of 2006, the total cash expenditures were approximately $606,000, an average of $202,000 per month. The Company’s current rate of cash expenditures requires approximately $275,000 per month. The Company is actively seeking additional sources of both interim and long term funding. Although we are in discussions with potential funding sources for interim financing, there cannot be assurances that the Company will be able to secure sufficient funding to mainting operations through the end of 2006. The Company will require at least $3.0 million in additional capital to fund its planned cash expenditures as called for in its business plans for the next 12 months. The Company has been actively working on obtaining permanent funding to restructure its balance sheet and expand its operations. The Company has engaged an investment banker with significant presence in the industry to assist in obtaining such permanent funding in the form of equity or debt on the most favorable terms available to the Company. Further, provided that the Company’s licensee, RPI, is successful in scaling up its manufacturing operation and becomes profitable, the Company may begin to realize revenues from royalties. Alternatively, provided that certain conditions are met, RPI may call for a merger between RPI and EarthShell, in which case RPI’s positive cashflow from operations may become available to EarthShell as a result of the merger. However, there can be no assurances that the Company will be successful in securing additional funding or that funding may be obtained on terms that are acceptable to the Company. If the Company is not successful in securing additional funding in a timely manner, the Company may have to further reduce or curtail its operations.

Off-Balance Sheet Arrangements. The Company does not have any off-balance sheet arrangements as of September 30, 2006, and has not entered into any transactions involving unconsolidated, limited purpose entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its obligations under the 2005 EKI Loan and the 2006 EKI Loans. Currently, the principal amount of the 2005 EKI Loan and the 2006 EKI Loans total $1.65 million, of which, $1.35 million are interest bearing at a variable rate. The loans bear interest on the principal balance of $1.35 million at a variable rate per annum, as of any date of determination, equal to the rate published in the “Money Rates” section of The Wall Street Journal as being the “Prime Rate”, compounded monthly.  In addition, there remain a limited number of settlements of accounts payable obligations that will be paid out over terms from 18 months to 36 months, the long term portion of which may be exposed to interest rate risk.

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

•
The Company has begun taking remediation steps to enhance its internal control over financial reporting and reduce control deficiencies. In the 4th Quarter 2005, the Company employed a new Controller, a CPA, with 15 years’ experience in public and private accounting. The new Controller came up to speed quickly and was able to successfully assist with the audit during the first quarter. He is in the process of reviewing the existing control framework and developing recommendations to enhance accounting systems controls and procedures that will strengthen the Company’s controls over financial reporting. Additionally, on March 30, 2006, the Company hired an accounting employee to assist the Controller, thus enhancing our segregation of duties. In addition, in mid-2006, the Company formed a Disclosure Control Committee consisting of the CEO, the CFO, the Controller, and the Chairman of the Audit Committee who review all financial reports to assure that the Company’s disclosures are timely and accurate.

(b) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation as of September 30, 2006 that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management is continuing its efforts to improve its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company had been engaged in litigation with two (2) equipment suppliers related to the purchase of manufacturing equipment for the Company’s former Goettingen, Germany manufacturing line that is no longer in service. The entire amount claimed in the litigation had already been accrued as part of the Company’s accounts payable. During July 2006, the Company reached settlements with both of these equipment suppliers and the litigation matters were dismissed. The Company recorded a gain on the settlement of this litigation amounting to approximately $1.0 million in the quarter ended September 30, 2006.

The Company had been engaged in settlement discussions with Baltimore County, Maryland (the “County”) related to personal property taxes that are owed to the County. The County held a judgment against the Company in the amount of $963,648 for personal property taxes for the years 1999 through 2005. However, the amount of the taxes owed was previously calculated in error by the County. As a result, the County offered to reduce to judgment to $92,287 plus accrued interest pending the Company entering into a satisfactory payment plan with the County. On June 23, 2006, the Company entered into a payment plan with the County to satisfy the judgment. As part of the settlement, the County reduced its recorded judgment to $92,287 plus accrued interest of $40,643.

The Company received notice of a complaint that was filed in the Circuit Court for Baltimore County on October 16, 2006 which demands payment for professional services that were provided to the Company in 2003. The total amount of the claim is $31,763. The entire amount of this claim is recorded within the Company’s accounts payable balance. The Company is currently engaged in settlement discussions with the provider to resolve the issue via a payment plan or other means.

ITEM 1A. RISK FACTORS

There has been no material change to the risk factors required to be disclosed by the Company in its Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 11, 2006, the Company issued 186,021 shares of the Company’s common stock to SF Capital Partners pursuant to a conversion right related to the Contingent Settlement of $2.375 million reached under the September 30, 2004 Amended and Restated Debenture Purchase Agreement. Following the conversion of $558,063 into 186,021 shares of common stock, the remaining balance of the Contingent Settlement was approximately $1.8 million.

On February 9, 2006, the Company issued 123,000 shares of stock in settlement of certain outstanding payables and settlement of litigation with Van Dam Machine Corporation.

On February 10, 2006, in connection with the issuance of a license and stock purchase agreement, the Company issued a warrant to EarthShell Asia to purchase 1,033,033 shares of the Company’s common stock at $3.90 per share, which, under certain circumstances, may be adjusted to an exercise price of not less than $3.00 per share. The warrant expires on December 27, 2010.

On March 6, 2006, the Company issued a total of 50,000 shares of common stock to current and past Directors pursuant to restricted stock grants given to the directors in June 2005 as a bonus in recognition for their willingness to defer their cash compensation since 2004.

Pursuant to a letter agreement dated February 27, 2006, the EarthShell and Capital Group Communications (“CGC”) reached an agreement in which CGC agreed to accept a total of 320,000 unregistered shares of EarthShell’s Common Stock under this agreement as payment in full for its services. EarthShell agreed to include 300,000 of such shares in the next registration statement it files with the Securities and Exchange Commission. The 320,000 shares were issued to CGC on May 2, 2006.

In May 2006, the Company issued to Midsummer Capital 25,000 shares of its unregistered common stock in settlement of claims for liquidated damages. The Company recorded the difference between the carrying value of the damages and the fair value of the stock as a settlement gain in the amount of $121,975.

During June, 2006, the Company issued a total of 160,000 shares of restricted common stock to two individuals in connection with the termination of a license agreement, mutual release, and settlement of claims between the parties.

On June 21, 2006, the Company sold an aggregate of 128,205 shares of Series D Preferred Stock for a total purchase price of $500,000. In connection with the issuance and sale of the Series D Preferred Stock, the Company issued immediately exercisable warrants to purchase an aggregate of 555,555 shares of the Company’s common stock at an exercise price of $3.90 per share, subject to adjustment. The Company granted certain registration rights with respect to the shares of common stock underlying the Series D Preferred Stock and the Warrants as set forth in Section 3 of the SPA.

On July 12, 2006, the Company issued 250,000 shares of common stock to Cornell Capital Partners in connection with the letter agreement discussed in Item 3 below.

On August 2, 2006 the Company issued 193,401 shares of the Company’s common stock to SF Capital Partners pursuant to an additional conversion request of $580,203. The Company recorded the difference between the conversion value and the fair value of the common stock at the time of the conversion as a settlement gain in the amount of $206,939. Following the conversions, the remaining balance of the Contingent Settlement was approximately $1.2 million.

On September 29, 2006, the Company agreed to issued 187,500 shares of common stock to Cornell Capital Partners in connection with the letter agreement discussed in Item 3 below.

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

On July 12, 2006, the Company entered into a Letter Agreement with Cornell Capital Partners, pursuant to which Cornell Capital Partners has agreed to forbear from exercising certain rights and remedies under the Cornell Capital Debentures and that certain Registration Rights Agreement until September 30, 2006 in exchange for the issuance by the Company to Cornell Capital Partners of 250,000 shares of the Company's common stock. On the date of the agreement, the stock had a value of $490,000.

On September 29, 2006, the Company entered into a subsequent Letter Agreement with Cornell Capital Partners pursuant to which Cornell has agreed to forbear from exercising certain rights and remedies under that certain Cornell Capital Debenture and that certain Registration Rights Agreement until December 31, 2006 in exchange for the issuance by the Company to Cornell Capital Partners of 187,500 shares of the Company’s common stock. On the date of the agreement, the stock had a value of $318,750.

The Company has acknowledged in the Letter Agreements that an event of default under the Debenture had occurred as of June 30, 2006 as a result of the Registration Statement filed to register the common stock underlying the Debenture not yet being declared effective by the U.S. Securities and Exchange Commission. The Company also acknowledged that Cornell Capital was entitled to liquidated damages equal to one percent (1%) of the liquidated value of the Cornell Capital Debenture for each thirty (30) day period after May 31, 2006. Pursuant to the Agreements, Cornell Capital has agreed to waive the default, including all liquidated damages that may have accrued through the date of the Letter Agreement and during the Forbearance Period (as defined below), in exchange for the shares and the Company obtaining the effectiveness of the Registration Statement by December 31, 2006 which includes shares of common stock underlying the Cornell Capital Debentures.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report:

Exhibit
Number	Description

10.1	Letter Agreement, dated September 29, 2006, by and between EarthShell Corporation and Cornell Capital Partners, LP (incorporated by reference to the Registrant’s Form 8-K filed on October 4, 2006)

31.1	Certification of the CEO pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 14, 2006.

EARTHSHELL CORPORATION

November 14, 2006.	By:	/s/ D. Scott Houston
D. Scott Houston
Chief Financial Officer

(Mr. Houston is the Chief Financial Officer and has been duly authorized to sign on behalf of the registrant.)